Form 10-Q
period 2013-07-02
NOODLES & Co
filed 2013-08-09
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

(Mark One)
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2013
or
    ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-35987
___________________________________________________________
NOODLES & COMPANY
(Exact name of registrant as specified in its charter)
_____________________________________________________________

Delaware	84-1303469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Zang Street, Suite D
Broomfield, CO 80021	80021
(Address of principal executive offices)	(Zip Code)

(720) 214-1900
(Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2013
Class A Common Stock, $0.01 par value per share	23,107,010 shares
Class B Common Stock, $0.01 par value per share	6,292,640 shares

PART I

Item 1. Financial Statements

Noodles & Company
Consolidated Balance Sheets
(in thousands, except share and per share data)

	July 2, 2013	January 1, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$618	$581
Accounts receivable	4,507	4,566
Inventories	6,569	6,042
Prepaid expenses and other assets	4,576	3,970
Income tax receivable	1,007	995
Total current assets	17,277	16,154
Property and equipment, net	149,894	136,287
Deferred tax assets, net	2,753	2,791
Other assets, net	1,763	1,763
Total long-term assets	154,410	140,841
Total assets	$171,687	$156,995
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,879	$9,393
Accrued payroll and benefits	6,699	5,345
Accrued expenses and other current liabilities	7,517	7,249
Current deferred tax liabilities	1,351	1,023
Current portion of long-term debt	—	750
Total current liabilities	24,446	23,760
Long-term debt	207	93,731
Deferred rent	25,447	23,013
Other long-term liabilities	2,351	2,483
Total liabilities	52,451	142,987
Temporary equity:
Common stock subject to put options—0 and 296,828 shares as of July 2, 2013 and January 1, 2013, respectively	—	3,601
Stockholders' equity:
Preferred stock—$0.01 par value, authorized 1,000,000 and 2,885,000 shares as of July 2, 2013 and January 1, 2013, respectively; no shares issued or outstanding	—	—
Common stock—$0.01 par value, authorized 180,000,000 and 34,043,001 shares as of July 2, 2013 and January 1, 2013, respectively; 29,399,650 and 23,238,984 issued and outstanding as of July 2, 2013 and January 1, 2013, respectively	294	232
Additional paid-in capital	114,307	7,585
Accumulated other comprehensive loss, net of tax	—	(24)
Retained earnings	4,635	2,614
Total stockholders' equity	119,236	10,407
Total liabilities and stockholders' equity	$171,687	$156,995
   See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Income
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2013	July 3, 2012	July 2, 2013	July 3, 2012
Revenue:
Restaurant revenue	$88,362	$74,757	$168,880	$143,955
Franchising royalties and fees	877	737	1,639	1,427
Total revenue	89,239	75,494	170,519	145,382
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23,096	19,947	44,397	38,177
Labor	26,289	22,184	51,119	42,937
Occupancy	8,595	7,265	16,954	14,201
Other restaurant operating costs	11,575	9,711	22,635	19,264
General and administrative	12,646	6,217	19,881	12,659
Depreciation and amortization	5,035	4,099	9,836	7,831
Pre-opening	769	590	1,690	1,171
Asset disposals, closure costs and restaurant impairments	297	282	498	462
Total costs and expenses	88,302	70,295	167,010	136,702
Income from operations	937	5,199	3,509	8,680
Interest expense	1,014	1,492	2,067	2,776
Income (loss) before income taxes	(77)	3,707	1,442	5,904
Provision (benefit) for income taxes	(145)	1,527	450	2,433
Net income	$68	$2,180	$992	$3,471
Earnings per share of Class A and Class B common stock, combined:
Basic	$—	$0.09	$0.04	$0.15
Diluted	$—	$0.09	$0.04	$0.15
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	23,509,781	23,238,984	23,374,383	23,238,984
Diluted	24,189,814	23,244,680	23,979,011	23,242,831

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2013	July 3, 2012	July 2, 2013	July 3, 2012
Net income	$68	$2,180	$992	$3,471
Other comprehensive income (loss):
Cash flow hedges:
Loss recognized in accumulated other comprehensive income	—	—	—	(186)
Reclassification of loss to net income	—	104	39	208
Unrealized income on cash flow hedges	—	104	39	22
Provision for income tax on cash flow hedges	—	(31)	(15)	(62)
Other comprehensive income (loss), net of tax	—	73	24	(40)
Comprehensive income	$68	$2,253	$1,016	$3,431

 See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Two Fiscal Quarters Ended
	July 2, 2013	July 3, 2012
Operating activities
Net income	$992	$3,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,836	7,831
Provision for deferred income taxes	366	—
Asset disposal, closure costs, and restaurant impairments	498	462
Amortization of debt issuance costs	113	421
Stock-based compensation	3,933	606
Other noncash	(131)	(105)
Changes in operating assets and liabilities:
Accounts receivable and income tax receivable	47	1,374
Inventories	(527)	(665)
Prepaid expenses and other assets	(719)	(602)
Accounts payable	1,238	(444)
Deferred rent	2,434	1,118
Accrued expenses and other liabilities	1,646	(150)
Net cash provided by operating activities	19,726	13,317
Investing activities
Purchases of property and equipment	(25,652)	(18,930)
Net cash used in investing activities	(25,652)	(18,930)
Financing activities
Proceeds from issuances of notes payable	73,836	48,756
Payments on notes payable	(168,110)	(42,601)
Issuance of common stock, net of transaction expenses	100,237	(48)
Net cash provided by financing activities	5,963	6,107
Net increase in cash and cash equivalents	37	494
Cash and cash equivalents
Beginning of year	581	523
End of year	$618	$1,017

See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business and Summary and Basis of Presentation
Business
Noodles & Company, a Delaware corporation (the "Company" or "Noodles & Company"), develops and operates fast casual restaurants that serve globally inspired noodle dishes and pasta dishes, soups, salads and sandwiches. As of July 2, 2013, there were 295 company-owned restaurants and 53 franchise restaurants in 26 states and the District of Columbia. The Company operates its business as one operating and reportable segment.
On July 2, 2013, the Company completed an initial public offering ("IPO") of shares of Class A common stock at $18.00 per share. The Company issued 6,160,714 shares of Class A common stock, $0.01 par value, including 803,571 shares sold to the underwriters in the IPO pursuant to their over-allotment option. After underwriter discounts and commissions and estimated offering expenses, the Company received net proceeds from the offering of approximately $100.2 million. These proceeds were used to repay all but $0.2 million of outstanding debt under the Company's credit facility.
The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended January 1, 2013 included in the Company's final prospectus filed June 28, 2013.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2013, which ends on December 31, 2013 and fiscal year 2012, which ended on January 1, 2013, each contains 52 weeks. Fiscal quarters each contain thirteen weeks, with the exception of the fourth quarter of a 53 week fiscal year, which contains fourteen weeks.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which revises disclosure requirements related to components of other comprehensive income. The Company adopted ASU 2013-02 effective January 2, 2013. The adoption concerns presentation and disclosure only and did not have an impact on the Company's consolidated financial position or results of operations.

2. Supplemental Financial Information
Prepaid expenses and other assets consist of the following (in thousands):

	July 2, 2013	January 1, 2013
Prepaid occupancy related costs	$2,875	$2,700
Other prepaid expenses	1,643	1,191
Other current assets	58	79
	$4,576	$3,970

2. Supplemental Financial Information (Continued)
Property and equipment, net, consist of the following (in thousands):

	July 2, 2013	January 1, 2013
Leasehold improvements	$153,991	$139,907
Furniture, fixtures, and equipment	84,867	77,202
Construction in progress	7,867	7,878
	246,725	224,987
Accumulated depreciation and amortization	(96,831)	(88,700)
	$149,894	$136,287
Accrued payroll and benefits consist of the following (in thousands):

	July 2, 2013	January 1, 2013
Accrued payroll and related liabilities	$3,024	$2,537
Accrued bonus	2,527	1,981
Insurance liabilities	1,148	827
	$6,699	$5,345
Accrued expense and other liabilities consist of the following (in thousands):

	July 2, 2013	January 1, 2013
Gift card liability	$1,650	$2,182
Occupancy related	1,188	1,264
Utilities	1,183	1,002
Other accrued expenses	3,496	2,801
	$7,517	$7,249

3. Borrowings
The Company has a credit facility with a borrowing capacity of $120.0 million, consisting of a $75.0 million senior term loan and a $45.0 million revolving line of credit, expiring in July 2017. In connection with the IPO, the Company repaid in full its outstanding $75.0 million senior term loan and the majority of the revolving line of credit. The Company will continue to have access to the funds and the ability to borrow under the revolving line of credit; however, the amounts repaid on the senior term loan cannot be re-borrowed. As of July 2, 2013, the Company had $207,000 outstanding and $42.5 million available for borrowing under the credit facility. Outstanding letters of credit aggregating $2.3 million reduce the amount of borrowings available under the agreement. The credit facility bore interest from 3.5% to 5.5% for the second quarter of 2013 and the first two quarters of 2013. The Company was in compliance with all of its debt covenants as of July 2, 2013.

4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments. The carrying amounts of borrowings approximate fair value as interest rate on the the line of credit borrowings varies with market interest rates and negotiated terms and conditions are consistent with current market rates.

5. Income Taxes
The following table presents the Company's provision for income taxes for the quarters ended July 2, 2013 and July 3, 2012 (dollars in thousands):

	July 2, 2013	July 3, 2012
Provision for income taxes	$450	$2,433
Effective tax rate	31.2%	41.2%
The 2013 estimated annual effective tax rate is expected to be 39.2% compared to 38.4% for the full year 2012. The effective tax rate for the first two quarters of 2013 includes the discrete adjustment for certain transaction costs related to the IPO.

6. Stock-Based Compensation
The Stock Incentive Plan, as amended and restated in May of 2013, authorizes the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and incentive bonuses to employees, officers, non-employee directors and other service providers. The number of shares of common stock available for issuance pursuant to awards granted under the Stock Incentive Plan on or after the closing of the IPO shall not exceed 3,750,500.
There were 538,273 and 168,195 stock options granted in the second quarters and first two quarters of 2013 and 2012, respectively, and no options exercised in those periods. The weighted average fair market value of stock options granted in the second quarters of 2013 and 2012 was $5.81 and $1.21, respectively. The stock options granted in the second quarter of 2013 included 403,900 awards to two executive officers of which 50% vested at IPO and the remaining vest annually over four years on the anniversary of the grant in equal installments. In the second quarter of 2013, 9,261 stock options were forfeited.
Stock-based compensation expense is included in general and administrative expense on the consolidated statements of income. During the second quarters of 2013 and 2012, the Company recorded $3.6 million and $297,000, respectively, of stock-based compensation expense. During the first two quarters of 2013 and 2012, the Company recorded $3.9 million and $0.6 million, respectively, of stock-based compensation expense. Of the total stock-based compensation recognized in the second quarter of 2013, $2.0 million related to accelerated vesting of outstanding stock options at the IPO and $1.2 million of stock-based compensation related to stock options granted at the IPO to two executive officers of which 50% were vested at the time of grant. Stock-based compensation of $41,000 and $36,000 is included in capitalized internal costs in the first two quarters of 2013 and 2012, respectively.

7. Earnings Per Share
EPS is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share ("diluted EPS") is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include shares of common stock underlying stock options and restricted common stock. Diluted EPS considers the impact of potentially dilutive securities. The following table sets forth the computations of basic and dilutive earnings per share:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2013	July 3, 2012	July 2, 2013	July 3, 2012
Net income (in thousands):	$68	$2,180	$992	$3,471
Shares:
Basic weighted average shares outstanding	23,509,781	23,238,984	23,374,383	23,238,984
Dilutive stock options and warrants	680,033	5,696	604,628	3,847
Diluted weighted average number of shares outstanding	24,189,814	23,244,680	23,979,011	23,242,831
Earnings per share:
Basic EPS	$—	$0.09	$0.04	$0.15
Diluted EPS	$—	$0.09	$0.04	$0.15

7. Earnings Per Share (Continued)
In the second quarter of 2013 and 2012 and in the first two quarters of 2013 and 2012, 357,261 and 2,721,215 and 347,227 and 2,671,120 outstanding options, respectively, were excluded from the diluted earnings per share calculation because their inclusion would be antidilutive. All outstanding warrants are dilutive and were included in the calculation of diluted earnings per share.

8. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the consolidated statements of cash flows (in thousands) for the first two quarters ended July 2, 2013 and July 3, 2012:

	July 2, 2013	July 3, 2012
Interest paid (net of amounts capitalized)	$2,485	$2,554
Income taxes paid	134	216
(Payments for) purchases of property and equipment accrued in accounts payable	(1,752)	1,091

9. Commitments and Contingencies
In the normal course of business, the Company is subject to proceedings, lawsuits, and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of July 2, 2013. These matters could affect the operating results of any one financial reporting period when resolved in future periods. Management believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to the Company's consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.
The Company entered into employment agreements with two of its executives in connection with the IPO superseding the previous employment agreements with these executives. The agreements have an initial term of three years and automatically renew annually unless earlier terminated. Under each of the employment agreements, if the executive's employment is terminated by the Company without "cause" or by the executive with "good reason," (as such terms are defined in the applicable employment agreement) the executive is entitled to receive compensation equal to 18 months of the executive's then-current base salary, payable in equal installments over 18 months, a pro rata bonus for the year of termination and reimbursement of "COBRA" premiums for up to 18 months for the executive and his dependents. The severance payments are conditioned upon the executive entering into a mutual release of claims with the Company.
The prior employment agreements with such executives which were superseded by the agreements entered into in connection with the IPO, included a call option in favor of the Company and a put option in favor of the executive, for the Company to purchase certain shares at fair market value if the employment agreement was terminated prior to a qualified initial public offering. The put option did not result in the executive avoiding the risks and rewards of owning the shares. The fair value of the shares of common stock subject to such put options was presented as temporary equity in the Company's consolidated financial statements. In connection with the IPO, the put options were terminated and amounts previously presented in temporary equity were reclassified to permanent stockholders' equity in the Company's consolidated financial statements.

10. Related-Party Transactions
In the first two quarters of 2013 and the first two quarters of 2012, the Company paid $375,000 and $625,000 respectively, to Catterton Partners and Argentia Private Investments Inc. or their affiliates ("Equity Sponsors") for management service fees and Class C Dividends pursuant to a management services agreement and an agreement to pay dividends on its Class C common stock. Management service fees and Class C dividends paid in prior fiscal quarters varies due to the timing of payments. In connection with the IPO, the management services agreement expired and the one share of Class C common stock was redeemed.

In connection with the IPO during the second quarter of 2013, the Company paid $1.7 million of transaction bonuses and related payroll taxes to employees of the Company and $800,000 in transaction payments to the Equity Sponsors.

11. Subsequent Events

The Company has evaluated subsequent events and found there to be no events requiring recognition or disclosure through the date of issuance of this report.

NOODLES & COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our final prospectus filed June 28, 2013. We operate on a 52 or 53 week fiscal year ending on the Tuesday closest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 operating weeks. Fiscal years 2013 and 2012 each contain 52 weeks.
Cautionary Note Regarding Forward-Looking Statements
        In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures, and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements including, but not limited to, those discussed in "Special Note Regarding Forward-Looking Statements" and "Risk Factors" as filed in our final prospectus on June 28, 2013.
2013 Highlights and Trends
Restaurant Development. New restaurants have contributed substantially to our revenue growth, and in the second quarter of 2013, we opened 11 company-owned restaurants and two franchise restaurants bringing the total restaurants opened in 2013 to 20 company-owned and two franchise. As of July 2, 2013, we had 295 company-owned restaurants and 53 franchise restaurants in 26 states and the District of Columbia. In 2013 we anticipate opening between 40 and 42 company-owned restaurants, net of one closure in the first quarter of 2013, and between six and eight franchise restaurants, including the restaurants opened through the end of our second quarter.
Comparable Restaurant Sales. Comparable restaurant sales increased by 4.4% system-wide in the second quarter of 2013 and 3.0% in the first two quarters of 2013. Traffic growth contributed to the majority of the increase in comparable restaurant sales for second quarter of 2013, and we estimate that a shift in the Easter holiday from the second quarter to the first quarter of 2013 accounted for 0.8% of the system-wide sales increase in the second quarter of 2013. Comparable Restaurant Sales represent year-over-year sales comparisons for restaurants open for at least 18 full periods.
Your World Kitchen. We completed installation of "Your World Kitchen" interior signage in all of our company-owned restaurants during the second quarter of 2013. Installations in our company-owned restaurants began in 2012 and we began using the phrase to describe the breadth of our offering and our customers' dining experience.
Initial Public Offering. On July 2, 2013, we completed our initial public offering ("IPO") of Class A common stock at $18.00 per share. We issued 6,160,714 shares, including 803,571 shares of Class A common stock sold to the underwriters in the IPO pursuant to their over-allotment option. After underwriter discounts and commissions and estimated offering expenses, net proceeds from the offering were $100.2 million. We used these proceeds to repay all but $0.2 million of our outstanding debt as of July 2, 2013, including the full repayment of our term loan.
As a result of the IPO and the repayment of nearly all our outstanding debt, we expect to benefit from savings on interest expense and management fees that we incurred as a private company, but will also expect to incur incremental costs as a public company. Incremental public company costs include incremental legal, accounting, insurance and other compliance costs. In the future, we expect to save on interest expense due to lower outstanding debt, and we will no longer pay management fees. We will continue to use our operating cash flows and borrowings on our revolving line of credit to fund capital expenditures to support restaurant growth as well as to invest in our existing restaurants and infrastructure and information technology. See "Liquidity and Capital Resources."
Further, in connection with the IPO, we incurred $5.7 million of IPO related expenses, which includes $3.2 million of stock-based compensation expenses related to stock option grants and accelerated stock option vesting related to the IPO, $1.7 million of transaction bonuses and payroll tax, and $800,000 paid to our Equity Sponsors. Due to the discrete deductibility of certain IPO transaction costs that reduced net proceeds, our 2013 effective tax rate is decreased. Additionally, the financial impact of the IPO will affect the comparability of our post-IPO financial performance to our pre-IPO financial performance.

Key Measures We Use to Evaluate Our Performance
To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include revenue, AUVs, comparable restaurant sales, restaurant contribution, EBITDA and adjusted EBITDA.
Revenue
Restaurant revenue represents sales of food and beverages in company-owned restaurants. Several factors affect our restaurant revenue in any period, including the number of restaurants in operation and per restaurant sales.
Franchise royalties and fees represent royalty income and initial franchise fees. While we expect that the majority of our revenue and net income growth will be driven by company-owned restaurants, our franchise restaurants remain an important part of our financial success.
Average Unit Volumes ("AUVs")
AUVs consist of the average annualized sales of all company-owned restaurants for the trailing 12 periods over a certain time frame. AUVs are calculated by dividing restaurant revenue by the number of operating days within each time period and multiplying by 361, which is equal to the number of operating days we have in a typical year. This measurement allows management to assess changes in consumer traffic and per person spending patterns at our restaurants.
Comparable Restaurant Sales
Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable restaurant sales growth is generated by increases in traffic, which we calculate as the number of entrees sold, or changes in per person spend, calculated as sales divided by traffic. Per person spend can be influenced by changes in menu prices and the mix and number of items sold per person.
Measuring our comparable restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	consumer recognition of our brand and our ability to respond to changing consumer preferences;

•	overall economic trends, particularly those related to consumer spending;

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;

•	pricing;

•	per person spend and average check amount;

•	marketing and promotional efforts;

•	local competition;

•	trade area dynamics;

•	introduction of new and seasonal menu items and limited time offerings; and

•	opening of new restaurants in the vicinity of existing locations.
Since opening new company-owned and franchise restaurants is an important part of our growth strategy, and we anticipate new restaurants will be a significant component of our revenue growth, comparable restaurant sales are only one measure of how we evaluate our performance.
Restaurant Contribution
Restaurant contribution is defined as restaurant revenue less restaurant operating costs which are cost of sales, labor, occupancy and other restaurant operating costs. We expect restaurant contribution to increase in proportion to the number of new restaurants we open and our comparable restaurant sales growth. Fluctuations in restaurant contribution margin can also be attributed to those factors discussed above for the components of restaurant operating costs.

EBITDA and Adjusted EBITDA
We define EBITDA as net income before interest expense, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income before interest expense, debt extinguishment expense, provision (benefit) for income taxes, asset disposals, closure costs and restaurant impairments, depreciation and amortization, stock-based compensation and management fees.
EBITDA and Adjusted EBITDA provide clear pictures of our operating results by eliminating certain non-cash expenses that are not reflective of the underlying business performance. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business.
The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2013	July 3, 2012	July 2, 2013	July 3, 2012
	(in thousands, unaudited)
Net income	$68	$2,180	$992	$3,471
Depreciation and amortization	5,035	4,099	9,836	7,831
Interest expense	1,014	1,492	2,067	2,776
Provision (benefit) for income taxes	(145)	1,527	450	2,433
EBITDA	$5,972	$9,298	$13,345	$16,511
Asset disposals, closure costs and restaurant impairment	297	282	498	462
Management fees(a)	250	250	500	500
Stock-based compensation expense	378	297	741	606
IPO related expenses (b)	5,667	—	5,667	—
Adjusted EBITDA	$12,564	$10,127	$20,751	$18,079
______________________________

(a)
The second quarter of 2013 and 2012 and the first two quarters of 2013 and 2012 each included $250,000 and $500,000, respectively, of management fee expense in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed.

(b)
Reflects certain expenses incurred in conjunction with the closing of our initial public offering. Amount includes $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operations Officer of which 50% were vested at grant, $1.7 million of transaction bonuses and related payroll tax, and $800,000 in transaction payments to our Equity Sponsors.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened, closed or relocated in the years indicated.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2013	July 3, 2012	July 2, 2013	July 3, 2012
Company-Owned Restaurant Activity
Beginning of period	284	245	276	239
Openings	11	8	20	14
Closures and relocations(1)	—	—	(1)	—
Restaurants at end of period	295	253	295	253
Franchise Restaurant Activity
Beginning of period	51	45	51	45
Openings	2	1	2	1
Closures and relocations(1)	—	—	—	—
Restaurants at end of period	53	46	53	46
Total restaurants	348	299	348	299
_____________________________

(1)	We account for relocated restaurants under both restaurant openings and closures and relocations. In first quarter of 2013, we closed one restaurant at the end of its lease term.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2013	July 3, 2012	July 2, 2013	July 3, 2012
Revenue:
Restaurant revenue	99.0%	99.0%	99.0%	99.0%
Franchising royalties and fees	1.0	1.0	1.0	1.0
Total revenue	100.0	100.0	100.0	100.0
Costs and Expenses:
Restaurant Operating Costs (exclusive of depreciation and amortization shown separately below):(1)
Cost of sales	26.1	26.7	26.3	26.5
Labor	29.8	29.7	30.3	29.8
Occupancy	9.7	9.7	10.0	9.9
Other restaurant operating costs	13.1	13.0	13.4	13.4
General and administrative(2)	14.2	8.2	11.7	8.7
Depreciation and amortization	5.6	5.4	5.8	5.4
Pre-opening	0.9	0.8	1.0	0.8
Asset disposals, closure costs and restaurant impairments	0.3	0.4	0.3	0.3
Total costs and expenses	99.0	93.1	97.9	94.0
Income from operations	1.0	6.9	2.1	6.0
Interest expense	1.1	2.0	1.2	1.9
Income (loss) before income taxes	(0.1)	4.9	0.8	4.1
Provision (benefit) for income taxes	(0.2)	2.0	0.3	1.7
Net income	0.1%	2.9%	0.6%	2.4%
______________________________

(1)	As a percentage of restaurant revenue.

(2)
In the second quarter of 2013, we incurred $5.7 million of IPO related expenses: $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operating Officer of which 50% were vested at grant, $1.7 million of transaction bonuses and related payroll taxes, and $800,000 in transaction payments to our Equity Sponsors. Additionally, the second quarter of 2013 and 2012 and the first two quarters of 2013 and 2012 each included $250,000 and $500,000, respectively of management fee expense in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed.

Second Quarter Ended July 2, 2013 compared to Second Quarter Ended July 3, 2012
Our fiscal quarters each contain thirteen weeks with the exception of the fourth quarter of a 53 week fiscal year, which contains fourteen weeks. The table below presents our unaudited operating results for the second quarter of 2013 and 2012, and the related quarter-over-quarter changes:

	Fiscal Quarter Ended		Increase/ (Decrease)
	July 2, 2013	July 3, 2012	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$88,362	$74,757	$13,605	18.2%
Franchising royalties and fees	877	737	140	19.0
Total revenue	89,239	75,494	13,745	18.2
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23,096	19,947	3,149	15.8
Labor	26,289	22,184	4,105	18.5
Occupancy	8,595	7,265	1,330	18.3
Other restaurant operating costs	11,575	9,711	1,864	19.2
General and administrative(1)	12,646	6,217	6,429	103.4
Depreciation and amortization	5,035	4,099	936	22.8
Pre-opening	769	590	179	30.3
Asset disposals, closure costs and restaurant impairments	297	282	15	5.3
Total costs and expenses	88,302	70,295	18,007	25.6
Income from operations	937	5,199	(4,262)	(82.0)%
Interest expense	1,014	1,492	(478)	(32.0)%
Income (loss) before income taxes	(77)	3,707	(3,784)	*
Provision (benefit) for income taxes	(145)	1,527	(1,672)	*
Net income	$68	$2,180	$(2,112)	*
Company owned:
Average unit volumes	$1,184	$1,170	14	1.2
Comparable restaurant sales	4.7%	6.8%
______________________________

*	Not meaningful

(1)
In the second quarter of 2013, we incurred $5.7 million of IPO related expenses: $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operating Officer of which 50% were vested at grant, $1.7 million of transaction bonuses and related payroll tax, and $800,000 in transaction payments to our Equity Sponsors. Additionally, the second quarters of 2013 and 2012 each included $250,000 of management fee expense in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed.

Revenue
Restaurant revenue increased by $13.6 million in the second quarter of 2013 compared to the same period of 2012. Restaurants not in the comparable restaurant base accounted for $10.4 million of this increase, with the balance attributed to growth in comparable restaurant sales. Comparable restaurant sales increased by $3.2 million, or 4.7%, in the second quarter of 2013 compared to the same period in 2012, composed primarily of increases in traffic at our comparable base restaurants.
Franchise royalties and fees increased by $140,000 in the second quarter of 2013 compared to the same period of 2012 due to two new restaurant openings and increased comparable restaurant sales of 2.3% in the second quarter of 2013.

Cost of Sales
Cost of sales increased by $3.1 million in the second quarter of 2013 compared to the same period of 2012, due primarily to the increase in restaurant revenue in the second quarter of 2013. As a percentage of restaurant revenue, cost of sales decreased to 26.1% in the second quarter of 2013 from 26.7% in second quarter of 2012. The decrease in cost of sales was the result of an increase in restaurant revenue, partially offset by food cost inflation.
Labor Costs
Labor costs increased by $4.1 million in the second quarter of 2013 compared to the same period of 2012, due primarily to the increase in restaurant revenue in the second quarter of 2013. As a percentage of restaurant revenue, labor costs increased to 29.8% in the second quarter of 2013 from 29.7% in the second quarter of 2012. The increase in labor cost percentage was driven by an increased percentage of new restaurants, offset partially by increases in AUVs.
Occupancy Costs
Occupancy costs increased by $1.3 million in the second quarter of 2013 compared to the second quarter of 2012, due primarily to 42 net restaurants opened since the second quarter of 2012. As a percentage of revenue, occupancy costs remained consistent quarter over quarter at 9.7%. Increases in AUVs in the second quarter of 2013 were partially offset by new restaurant occupancy costs relative to comparable base restaurants.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $1.9 million in the second quarter of 2013 compared to the second quarter of 2012, due primarily to increased restaurant revenue in the second quarter of 2013. As a percentage of restaurant revenue, other restaurant operating costs increased to 13.1% in the second quarter of 2013 from 13.0% in the second quarter of 2012. The increase as a percentage of restaurant revenue was the result of increased utilities and repairs and maintenance costs.
General and Administrative Expense
General and administrative expense increased by $6.4 million in the second quarter of 2013 compared to the second quarter of 2012, due primarily to $5.7 million of non-recurring expenses related to the closing of our IPO. We recognized $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operating Officer of which 50% were vested at grant, $1.7 million of transaction bonuses and related payroll tax, and $800,000 in transaction payments to our Equity Sponsors all in connection with our IPO.
Excluding the impact of the $5.7 million of IPO related expense, general and administrative expense as a percentage of revenue, general administrative expense decreased to 7.8% in the second quarter of 2013 from 8.2% in the second quarter of 2012. The decrease is due to increasing revenue without proportionate increases in general and administrative costs or administrative personnel. General and administrative expense includes $0.4 million and $0.3 million of stock-based compensation expense in the second quarter of 2013 and 2012, respectively and $0.3 million of management fees in the second quarter of both 2013 and 2012.
Depreciation and Amortization
Depreciation and amortization increased by $0.9 million in the second quarter of 2013 compared to the second quarter of 2012, due primarily to the increase in the number of restaurants. As a percentage of revenue, depreciation and amortization increased to 5.6% in the second quarter of 2013, compared to 5.4% in the second quarter of 2012 due to depreciation on new restaurants and initiatives, partially offset by leverage on increased AUVs.
Pre-Opening Costs
Pre-opening costs increased by $0.2 million in the second quarter of 2013 compared to the second quarter of 2012, due to an increase in the number of restaurants opened in the quarter as well as increased pre-opening costs for restaurants scheduled to open in the subsequent quarter when compared to 2012. As a percentage of revenue, pre-opening costs increased to 0.9% in the second quarter of 2013 compared to 0.8% in the second quarter of 2012 due to the timing of restaurant openings.

Interest Expense
Interest expense decreased by $0.5 million in the second quarter of 2013 compared to the same period of 2012. The decrease was driven by more favorable borrowing rates in the second quarter of 2013 compared to the second quarter of 2012, partially offset by higher average borrowings.
Provision (benefit) for Income Taxes
In the second quarter of 2013, we had pre-tax net loss of $77,000, compared to the pre-tax net income of $3.7 million in the second quarter of 2012. The non-recurring expenses related to our IPO were the main cause of the change in pre-tax net income (loss) in the second quarter of 2013 from the second quarter 2012. Our effective tax rate through the second quarter of 2013 is decreased by the discrete deductibility of certain IPO transaction costs.
Two Quarters Ended July 2, 2013 compared to Two Quarters Ended July 3, 2012
Our fiscal quarters each contain thirteen weeks. The table below presents our unaudited operating results for the first two quarters of 2013 and 2012, and the related period-over-period changes:

	Two Fiscal Quarters Ended		Increase / (Decrease)
	July 2, 2013	July 3, 2012	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$168,880	$143,955	$24,925	17.3%
Franchising royalties and fees	1,639	1,427	212	14.9
Total revenue	170,519	145,382	25,137	17.3
Costs and Expenses:
Restaurant Operating Costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	44,397	38,177	6,220	16.3
Labor	51,119	42,937	8,182	19.1
Occupancy	16,954	14,201	2,753	19.4
Other restaurant operating costs	22,635	19,264	3,371	17.5
General and administrative(1)	19,881	12,659	7,222	57.1
Depreciation and amortization	9,836	7,831	2,005	25.6
Pre-opening	1,690	1,171	519	44.3
Asset disposals, closure costs and restaurant impairments	498	462	36	7.8
Total costs and expenses	167,010	136,702	30,308	22.2
Income from operations	3,509	8,680	(5,171)	(59.6)
Interest expense	2,067	2,776	(709)	(25.5)
Income before income taxes	1,442	5,904	(4,462)	(75.6)%
Provision for income taxes	450	2,433	(1,983)	(81.5)
Net income	$992	$3,471	$(2,479)	(71.4)%
Company owned:
Average unit volumes	$1,184	$1,170	14	1.2
Comparable restaurant sales	3.5%	6.8%
______________________________

(1)
In the second quarter of 2013, we incurred $5.7 million of IPO related expenses: $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operating Officer of which 50% were vested at grant, $1.7 million of transaction bonuses and related payroll tax, and $800,000 in transaction payments to our Equity Sponsors. Additionally, the first two quarters of 2013 and 2012 each included $500,000 of management fee expense in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed.

Revenue
Restaurant revenue increased by $24.9 million in the first two quarters of 2013 compared to the same period of 2012. Restaurants not in the comparable restaurant base accounted for $20.4 million of this increase, with the balance attributed to growth in comparable restaurant sales. Comparable restaurant sales increased by $4.5 million or 3.5% in first two quarters of 2013, composed primarily of increases in traffic at our comparable base restaurants.
Franchise royalties and fees increased by $0.2 million due to two new restaurant openings and increased comparable restaurant sales of 0.2% in the first two quarters of 2013.
Cost of Sales
Cost of sales increased by $6.2 million in the first two quarters of 2013 compared to the same period of 2012, due primarily to the increase in restaurant revenue in 2012. As a percentage of restaurant revenue, cost of sales decreased to 26.3% in the first two quarters of 2013 from 26.5% in the first two quarters of 2012. The decrease in cost of sales was the result of an increase in restaurant menu pricing, partially offset by food cost inflation.
Labor Costs
Labor costs increased by $8.2 million in the first two quarters of 2013 compared to the same period of 2012, due primarily to the increase in restaurant revenue in 2013. As a percentage of restaurant revenue, labor costs increased to 30.3% in the first two quarters of 2013 from 29.8% in the first two quarters of 2012. The increase in labor cost percentage was driven by increased workers' compensation expense and new restaurants, offset partially by increases in AUVs.
Occupancy Costs
Occupancy costs increased by $2.8 million in the first two quarters of 2013 compared to the same period of 2012, due primarily to new restaurants opened since the second quarter of 2012. As a percentage of restaurant revenue, occupancy costs increased to 10.0% for the first two quarters of 2013, compared to 9.9% in the first two quarters of 2012. The increase was due to new restaurant occupancy costs relative to comparable base restaurants.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $3.4 million in the first two quarters of 2013 compared to the same period of 2012, due primarily to the increase in restaurant revenue in 2013. As a percentage of restaurant revenue, other restaurant operating costs remained consistent in the first two quarters of each year at 13.4%.
General and Administrative Expense
General and administrative expense increased by $7.2 million in the first two quarters of 2013 compared to the same period of 2012, due primarily to $5.7 million of non-recurring expenses related to the closing of our IPO in the second quarter of 2013. We recognized $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operating Officer of which 50% were vested at grant, $1.7 million of transaction bonuses and related payroll tax, and $800,000 in transaction payments to our Equity Sponsors all in connection with our IPO.
Excluding the impact of the $5.7 million of IPO related expense, general and administrative expense as a percentage of revenue, general administrative expense decreased to 8.3% in the first two quarters of 2013 from 8.7% in the first two quarters of 2012. The decrease is due to increasing revenue without proportionate increases in general and administrative costs or administrative personnel. General and administrative expense includes $0.7 million and $0.6 million of stock-based compensation expense in the first two quarters of 2013 and 2012, respectively and $0.5 million of management fees in the first two quarters of both 2013 and 2012.
Depreciation and Amortization
Depreciation and amortization increased by $2.0 million in the first two quarters of 2013 compared to the same period of 2012, due primarily to an increased number of restaurants. As a percentage of revenue, depreciation and amortization increased to 5.8% in the first two quarters of 2013 from 5.4% in the same period of 2012, due to depreciation on new restaurants and initiatives, partially offset by leverage of increased AUVs.

Pre-Opening Costs
Pre-opening costs increased by $0.5 million in the first two quarters of 2013 compared to the same period of 2012, due to 20 restaurants opened in the first two quarters of 2013, compared to 14 in the same period of 2012. As a percentage of revenue, pre-opening costs increased to 1.0% in first two quarters of 2013 compared to 0.8% in the same period of 2012 due to the timing of restaurant openings.
Interest Expense
Interest expense decreased by $0.7 million in the first two quarters of 2013 compared to the same period of 2012. The decrease was primarily due to the favorable borrowing rates resulting from the 2012 amendment to our credit facility, partially offset by increased borrowings to fund our capital expenditures.
Provision for Income Taxes
Pre-tax net income decreased $4.5 million in the first two quarters of 2013 compared to the same period of 2012. Our effective tax rate through the second quarter of 2013 is decreased by the discrete deductibility of certain IPO transaction costs.
Seasonality
Seasonal factors cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced winter and holiday traffic and higher in the second and third quarters. As a result of these factors, our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly.

Liquidity and Capital Resources
Summary of Cash Flows
Our primary sources of liquidity and cash flows are operating cash flows and borrowings on our revolving line of credit. We use this cash to fund capital expenditures for new restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have at least 30 days to pay our vendors.
Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Two Fiscal Quarters Ended
	July 2, 2013	July 3, 2012
Net cash provided by operating activities	$19,726	$13,317
Net cash used in investing activities	(25,652)	(18,930)
Net cash provided by financing activities	5,963	6,107
Cash and cash equivalents at the end of period	$618	$1,017

Operating Activities
Net cash provided by operating activities of $19.7 million for the two fiscal quarters ended July 2, 2013 resulted primarily from net income, adjusted for items such as depreciation and amortization, stock-based compensation expense and the amortization of debt issuance costs. The $6.4 million increase over the prior year was primarily driven by the decrease in accounts payable due to a decreased number of restaurants under construction at the end of the second quarter of 2013 and an increase in deferred rent due to a larger restaurant base
Investing Activities
Net cash flows used in investing activities increased $6.7 million from $18.9 million in the first two quarters of 2012 to $25.7 million in the first two quarters of 2013. The increase over the prior year is primarily due to investments in new restaurant openings.

Financing Activities
Net cash provided by financing activities was $6.0 million and $6.1 million in the first two quarters of 2013 and 2012, respectively. We used the borrowings in both fiscal years to fund new restaurant capital expenditures. In addition, on July 2, 2013, we closed our IPO in which we sold 6,160,714 shares of Class A common stock at $18.00 per share and received net proceeds of approximately $100.2 million (after underwriting discounts and offering expenses). These net proceeds were used to repay all of our outstanding term loan and all but $207,000 of our revolving line of credit.
Capital Resources
Future Capital Requirements. Our capital requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurants. Our real estate development program is dependent upon many factors, including economic conditions, real estate markets, site locations and the nature of lease agreements. Our capital expenditure outlays are also dependent on costs for maintenance and capacity additions in our existing restaurants as well as information technology and other general corporate capital expenditures.
We currently estimate capital expenditures, net of estimated lease incentives, for the remainder of 2013 to be in the range of approximately $18.3 million to $22.3 million, for a total of $44.0 million to $48.0 million for the year. This is primarily related to the opening of 21 to 23 additional restaurants in the last two quarters of 2013, the start of construction of restaurants to be opened in early 2014, and normal maintenance related capital expenditures for our existing restaurants.
Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $7.2 million at July 2, 2013, compared to a net working capital deficit of $7.6 million at January 1, 2013.
Credit Facility
Following the IPO, we expect to maintain our $45.0 million revolving line of credit under our credit facility. The revolving line of credit includes a swing line loan of $5.0 million used to fund everyday working capital requirements. In August 2012, we amended the credit facility to provide more favorable borrowing rates and to extend borrowing capacity through July 2017. In connection with the IPO, the Company repaid the entire $75.0 million senior term loan under our credit facility and the majority of the revolving line of credit.
Borrowings under the credit facility bear interest, at our option, at either (i) LIBOR plus 2.00 to 4.25%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus 1.00 to 3.25%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. We also maintain outstanding letters of credit to secure obligations under our workers' compensation program and certain lease obligations. The letters of credit reduce the amount of future borrowings available under the agreement and aggregated $2.3 million as of July 2, 2013. As of July 2, 2013, there was $207,000 outstanding under our revolving line of credit and $42.5 million available for borrowing under the credit facility. The credit facility bore interest from 3.5% to 5.5% for the second quarter of 2013 and the first two quarters of 2013.
Availability of borrowings under the revolving line of credit is conditioned on our compliance with specified covenants, including a maximum lease-adjusted leverage ratio, a maximum leverage ratio and a minimum consolidated fixed charge coverage ratio. We are subject to a number of other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments. As of July 2, 2013, we were in compliance with all of our debt covenants.
Our credit facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all our, and our subsidiaries', personal property.
Based on our forecasts, we believe that we will be able to maintain compliance with our financial covenants under our credit facility for the next twelve months. We believe that the cash flow from operating activities as well as available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs over the same period.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of July 2, 2013.

Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to our consolidated financial statements. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our final prospectus filed June 28, 2013.
Recent Accounting Pronouncements
JOBS Act
We qualify as an "emerging growth company" pursuant to the provisions of the JOBS Act. For as long as we are an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory "say-on-pay" votes on executive compensation and shareholder advisory votes on golden parachute compensation.
In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An "emerging growth company" can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to "opt out" of such extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of July 2, 2013, there was $207,000 outstanding under our revolving line of credit and $42.5 million available for borrowing under the credit facility. A plus or minus 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of $20,000 on an annualized basis.
Commodity Price Risk
We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our consolidated balance sheets. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percentage of company-owned restaurant revenue.
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results.

Item 4. Controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of July 2, 2013. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Exchange Act and therefore, our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement could apply as early as our Annual Report on Form 10-K for the year ending December 30, 2014 if certain triggers requiring accelerated filing deadlines are met prior to that. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an "emerging growth company."
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Matters
In the normal course of business, we are subject to proceedings, lawsuits, and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of July 2, 2013. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our final prospectus filed June 28, 2013.  There have been no material changes to our Risk Factors as previously reported.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Initial Public Offering of Common Stock
On June 27, 2013, we priced the initial public offering of our common stock pursuant to a Registration Statement (File No. 333-188783), that was declared effective on June 27, 2013. The offering closed on July 2, 2013. Under the Registration Statement, we registered, issued and sold 6,160,714 shares of our Class A common stock, including 803,571 shares pursuant to the underwriters' over-allotment option, at a price to the public of $18.00 per share for an aggregate offering price of $110.9 million, and the offering terminated. Morgan Stanley and UBS Investment Bank acted as managing underwriters of the offering.
We received net proceeds in the offering (including the exercise of the underwriters' option) of approximately $100.2 million after deducting underwriting discounts and commissions of approximately $7.8 million and offering related expenses of $2.9 million. In addition, we made payments of $1.7 million of transaction bonuses and related payroll taxes to employees of the Company and $800,000 to our Equity Sponsors in connection with the IPO. Other than these payments, we did not make any payments of expenses in connection with the offering to directors, officers or persons owing ten percent or more of any class of our equity securities, or to their associates, or to our affiliates. The net proceeds were used to repay nearly all of our outstanding debt.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Amendment No. 3 to Credit Agreement, dated June 21, 2013, among Noodles & Company, Bank of America, N.A. and other lenders party thereto.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen Chief Financial Officer
Date	August 9, 2013