Form 10-Q
period 2013-10-01
NOODLES & Co
filed 2013-11-07
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

(Mark One)
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2013
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2013
Class A Common Stock, $0.01 par value per share	23,182,184 shares
Class B Common Stock, $0.01 par value per share	6,292,640 shares

PART I

Item 1. Financial Statements

Noodles & Company
Consolidated Balance Sheets
(in thousands, except share and per share data)

	October 1, 2013	January 1, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$589	$581
Accounts receivable	5,842	4,566
Inventories	7,082	6,042
Prepaid expenses and other assets	4,999	3,970
Income tax receivable	—	995
Total current assets	18,512	16,154
Property and equipment, net	158,413	136,287
Deferred tax assets, net	2,753	2,791
Other assets, net	2,132	1,763
Total long-term assets	163,298	140,841
Total assets	$181,810	$156,995
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,817	$9,393
Accrued payroll and benefits	8,871	5,345
Accrued expenses and other current liabilities	7,614	7,249
Income tax payable	909	—
Current deferred tax liabilities	1,351	1,023
Current portion of long-term debt	—	750
Total current liabilities	27,562	23,760
Long-term debt	1,714	93,731
Deferred rent	27,596	23,013
Other long-term liabilities	2,426	2,483
Total liabilities	59,298	142,987
Temporary equity:
Common stock subject to put options—0 and 296,828 shares as of October 1, 2013 and January 1, 2013, respectively	—	3,601
Stockholders' equity:
Preferred stock—$0.01 par value, authorized 1,000,000 and 2,885,000 shares as of October 1, 2013 and January 1, 2013, respectively; no shares issued or outstanding	—	—
Common stock—$0.01 par value, authorized 180,000,000 and 34,043,001 shares as of October 1, 2013 and January 1, 2013, respectively; 29,422,939 and 23,238,984 issued and outstanding as of October 1, 2013 and January 1, 2013, respectively	294	232
Additional paid-in capital	114,318	7,585
Accumulated other comprehensive loss, net of tax	—	(24)
Retained earnings	7,900	2,614
Total stockholders' equity	122,512	10,407
Total liabilities and stockholders' equity	$181,810	$156,995
   See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Income
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2013	October 2, 2012	October 1, 2013	October 2, 2012
Revenue:
Restaurant revenue	$87,864	$76,306	$256,744	$220,261
Franchising royalties and fees	1,072	793	2,711	2,220
Total revenue	88,936	77,099	259,455	222,481
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23,127	20,246	67,524	58,423
Labor	26,345	23,065	77,464	66,002
Occupancy	8,870	7,468	25,824	21,669
Other restaurant operating costs	11,315	9,488	32,962	27,449
General and administrative	6,939	7,464	27,808	21,426
Depreciation and amortization	5,238	4,334	15,074	12,165
Pre-opening	1,183	829	2,873	2,000
Asset disposals, closure costs and restaurant impairments	339	201	837	663
Total costs and expenses	83,356	73,095	250,366	209,797
Income from operations	5,580	4,004	9,089	12,684
Debt extinguishment expense	—	2,646	—	2,646
Interest expense	132	1,118	2,199	3,894
Income before income taxes	5,448	240	6,890	6,144
Provision for income taxes	2,183	107	2,633	2,540
Net income	$3,265	$133	$4,257	$3,604
Earnings per share of Class A and Class B common stock, combined:
Basic	$0.11	$0.01	$0.17	$0.16
Diluted	$0.11	$0.01	$0.16	$0.16
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	29,399,650	23,238,984	25,382,805	23,238,984
Diluted	31,063,213	23,388,729	26,528,004	23,250,745

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2013	October 2, 2012	October 1, 2013	October 2, 2012
Net income	$3,265	$133	$4,257	$3,604
Other comprehensive income (loss):
Cash flow hedges:
Loss recognized in accumulated other comprehensive income	—	—	—	(186)
Reclassification of loss to net income	—	104	39	312
Unrealized income on cash flow hedges	—	104	39	126
Provision for income tax on cash flow hedges	—	(42)	(15)	(104)
Other comprehensive income, net of tax	—	62	24	22
Comprehensive income	$3,265	$195	$4,281	$3,626

 See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Fiscal Quarters Ended
	October 1, 2013	October 2, 2012
Operating activities
Net income	$4,257	$3,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,074	12,165
Provision for deferred income taxes	366	4
Asset disposal, closure costs, and restaurant impairments	837	663
Amortization of debt issuance costs and debt extinguishment expense	82	3,170
Stock-based compensation	4,065	921
Other noncash	(205)	(209)
Changes in operating assets and liabilities:
Accounts receivable	(1,276)	536
Inventories	(1,040)	(1,025)
Prepaid expenses and other assets	(1,050)	(575)
Accounts payable	787	(805)
Deferred rent	4,583	2,534
Income taxes	1,904	1,016
Accrued expenses and other liabilities	4,078	3,378
Net cash provided by operating activities	32,462	25,377
Investing activities
Purchases of property and equipment	(39,788)	(30,525)
Net cash used in investing activities	(39,788)	(30,525)
Financing activities
Proceeds from issuances of notes payable	101,731	60,128
Payments on notes payable	(194,498)	(54,094)
Debt issuance costs	—	(752)
Issuance of common stock, net of transaction expenses	100,101	(48)
Net cash provided by financing activities	7,334	5,234
Net increase in cash and cash equivalents	8	86
Cash and cash equivalents
Beginning of year	581	523
End of year	$589	$609

See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business and Summary and Basis of Presentation
Business
Noodles & Company, a Delaware corporation (the "Company" or "Noodles & Company"), develops and operates fast casual restaurants that serve globally inspired noodle dishes and pasta dishes, soups, salads and sandwiches. As of October 1, 2013, there were 310 company-owned restaurants and 58 franchise restaurants in 29 states and the District of Columbia. The Company operates its business as one operating and reportable segment.
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
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2013, which ends on December 31, 2013 and fiscal year 2012, which ended on January 1, 2013, each contain 52 weeks. Fiscal quarters each contain thirteen weeks, with the exception of the fourth quarter of a 53 week fiscal year, which contains fourteen weeks.
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
Reclassifications
In the third quarter of 2013, the Company changed the manner in which it reports marketing expenses between general and administrative expenses and other restaurant operating costs to more appropriately reflect only those costs directly related to restaurant-level marketing in other restaurant operating costs.  Marketing costs previously reported as restaurant operating costs, that were not directly related to restaurant-level marketing, have been reclassified to general and administrative expense in the Company's consolidated financial statements in all periods presented. In the first two quarters of 2013 and the first two quarters of 2012, $1.0 million and $1.3 million, respectively, have been reclassified from restaurant operating costs to general and administrative expense. The change has no impact on income from operations.

2. Supplemental Financial Information
Prepaid expenses and other assets consist of the following (in thousands):

	October 1, 2013	January 1, 2013
Prepaid occupancy related costs	$3,029	$2,700
Other prepaid expenses	1,912	1,191
Other current assets	58	79
	$4,999	$3,970
Property and equipment, net, consist of the following (in thousands):

	October 1, 2013	January 1, 2013
Leasehold improvements	$164,498	$139,907
Furniture, fixtures, and equipment	89,270	77,202
Construction in progress	5,865	7,878
	259,633	224,987
Accumulated depreciation and amortization	(101,220)	(88,700)
	$158,413	$136,287
Accrued payroll and benefits consist of the following (in thousands):

	October 1, 2013	January 1, 2013
Accrued payroll and related liabilities	$5,196	$2,537
Accrued bonus	2,303	1,981
Insurance liabilities	1,372	827
	$8,871	$5,345
Accrued expense and other liabilities consist of the following (in thousands):

	October 1, 2013	January 1, 2013
Gift card liability	$1,633	$2,182
Occupancy related	1,302	1,264
Utilities	1,319	1,002
Other accrued expenses	3,360	2,801
	$7,614	$7,249

3. Borrowings
The Company has a credit facility with a borrowing capacity of $45.0 million in the form of a revolving line of credit, expiring in July 2017. Prior to the IPO, the Company had a credit facility with a borrowing capacity of 120.0 million, consisting of a $75.0 million senior term loan and a $45.0 million revolving line of credit. In connection with the IPO, the Company repaid in full its outstanding $75.0 million senior term loan and the majority of the revolving line of credit. The Company will continue to have access to the funds and the ability to borrow under the revolving line of credit; however, the amounts repaid on the senior term loan cannot be re-borrowed. As of October 1, 2013, the Company had $1.7 million outstanding and $41.3 million available for borrowing under the credit facility. Outstanding letters of credit aggregating $2.0 million reduce the amount of borrowings available under the agreement. The credit facility bore interest at rates ranging from 4.25% to 5.50% and 3.5% to 5.5% for the third quarter of 2013 and the first three quarters of 2013, respectively. The Company was in compliance with all of its debt covenants as of October 1, 2013.

4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments. The carrying amounts of borrowings approximate fair value as interest rates on the the line of credit borrowings vary with market interest rates and negotiated terms and conditions are consistent with current market rates.

Assets and Liabilities Measured at Fair Value

The Company’s deferred compensation plan, under which compensation deferrals began during the third quarter of 2013, is a non-qualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. To offset its obligation, the Company purchases Company-owned whole-life insurance contracts on certain team members. As of October 1, 2013, $460,000 and $480,000 were included in other assets, net and other-long term liabilities, respectively, which represent the carrying value of both the liability for deferred compensation plan and associated life insurance policy equal to fair value.

5. Income Taxes
The following table presents the Company's provision for income taxes for the three quarters ended October 1, 2013 and October 2, 2012 (dollars in thousands):

	October 1, 2013	October 2, 2012
Provision for income taxes	$2,633	$2,540
Effective tax rate	38.0%	41.3%
The 2013 estimated annual effective tax rate is expected to be 39.2% compared to 38.4% for the full year 2012. The effective tax rate for the first three quarters of 2013 includes the discrete adjustment for certain transaction costs related to the IPO.

6. Stock-Based Compensation
The Company's Stock Incentive Plan, as amended and restated in May of 2013, authorizes the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and incentive bonuses to employees, officers, non-employee directors and other service providers. The number of shares of common stock available for issuance pursuant to awards granted under the Stock Incentive Plan on or after the closing of the IPO shall not exceed 3,750,500.
The following table presents information related to the Stock Incentive Plan (in thousands, except for share and per share amounts):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2013	October 2, 2012	October 1, 2013	October 2, 2012
Outstanding, beginning of period	3,474,398	2,789,212	2,973,168	2,621,017
Granted(1)	—	8,655	538,273	176,850
Exercised	—	—	—	—
Canceled	1,961	129,949	39,004	129,949
Outstanding, end of period	3,472,437	2,667,918	3,472,437	2,667,918
Weighted average fair market value on option grant date	N/A	$—	$5.81	$—
Stock based compensation expense(2)	$131	$315	$4,065	$921
Capitalized stock based compensation expense	$15	$21	$56	$57
______________________
(1) The stock options granted in the first three quarters of 2013 included 403,900 awards to two executive officers of which 50% vested at IPO and the remaining vest annually over four years on the anniversary of the grant in equal installments.

(2) Stock-based compensation expense includes $45,000 related to the Employee Stock Purchase Plan in the third quarter and first three quarters of 2013 and is included in general and administrative expense on the consolidated statements of income. Of the total stock-based compensation recognized in the first three quarters of 2013, $2.0 million related to accelerated vesting of outstanding stock options at the IPO and $1.2 million related to stock options granted at the IPO to 2 executive officers of which 50% were vested at the time of grant.

On October 1, 2013, 23,289 warrants previously issued to a consultant were exercised for Class B common stock at an exercise price of $8.67 per share. Of the original warrants issued, 57,700 remain outstanding as of October 1, 2013.

During the third quarter of 2013, the Company commenced sales of common stock under it's Employee Stock Purchase Plan ("ESPP") and has reserved 750,100 shares of common stock for issuance. Eligible employees may purchase common stock at 85% of the beginning or ending closing price, whichever is lower, for each quarterly purchase period. During the first three quarters of 2013, the Company issued 14,425 shares of common stock under the ESPP. As of October 1, 2013, the Company has 735,675 shares available for future issuance under the ESPP.

7. Earnings Per Share
EPS is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share ("diluted EPS") is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include shares of common stock underlying stock options and warrants. The following table sets forth the computations of basic and dilutive earnings per share:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2013	October 2, 2012	October 1, 2013	October 2, 2012
Net income (in thousands):	$3,265	$133	$4,257	$3,604
Shares:
Basic weighted average shares outstanding	29,399,650	23,238,984	25,382,805	23,238,984
Dilutive stock options and warrants	1,663,563	149,745	1,145,199	11,761
Diluted weighted average number of shares outstanding	31,063,213	23,388,729	26,528,004	23,250,745
Earnings per share:
Basic EPS	$0.11	$0.01	$0.17	$0.16
Diluted EPS	$0.11	$0.01	$0.16	$0.16
In the third quarter of 2013 and 2012 and in the first three quarters of 2013 and 2012, zero and 172,831, and 488,018 and 2,552,951 outstanding options, respectively, were excluded from the diluted earnings per share calculation because their inclusion would be antidilutive. All outstanding warrants are dilutive and were included in the calculation of diluted earnings per share.

8. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the consolidated statements of cash flows for the first three quarters ended October 1, 2013 and October 2, 2012 (in thousands):

	October 1, 2013	October 2, 2012
Interest paid (net of amounts capitalized)	$2,748	$4,744
Income taxes paid	400	273
(Payments for) purchases of property and equipment accrued in accounts payable	(1,363)	2,025

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. Commitments and Contingencies
In the normal course of business, the Company is subject to proceedings, lawsuits, and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of October 1, 2013. These matters could affect the operating results of any one financial reporting period when resolved in future periods. Management believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to the Company's consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.
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
The prior employment agreements with such executives, which were superseded by the agreements entered into in connection with the IPO, included a call option in favor of the Company and a put option in favor of the executive, for the Company to purchase certain shares at fair market value if the employment agreement was terminated prior to a qualified initial public offering. The put option did not result in the executive avoiding the risks and rewards of owning the shares. The fair value of the shares of common stock subject to such put options was presented as temporary equity in the Company's consolidated financial statements. In connection with the IPO, the put options were terminated and amounts previously presented in temporary equity were reclassified to permanent stockholders' equity in the Company's consolidated financial statements.

10. Related-Party Transactions
In the first three quarters of 2013 and the first three quarters of 2012, the Company paid $375,000 and $625,000, respectively, to Catterton Partners and Argentia Private Investments Inc. or their affiliates ("Equity Sponsors") for management service fees and Class C Dividends pursuant to a management services agreement and an agreement to pay dividends on its Class C common stock. In connection with the IPO, the management services agreement expired and the one share of Class C common stock was redeemed therefore no payments were made in the third quarter of 2013. Management service fees and Class C dividends paid in prior fiscal quarters varies due to the timing of payments.

In connection with the IPO during the second quarter of 2013, the Company paid $1.7 million of transaction bonuses and related payroll taxes to employees of the Company and $0.8 million in transaction payments to the Equity Sponsors.

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
2013 Highlights and Trends
Restaurant Development. New restaurants have contributed substantially to our revenue growth, and in the third quarter of 2013, we opened 15 company-owned restaurants and five franchise restaurants bringing the total restaurants opened in 2013 to 35 company-owned and seven franchise. As of October 1, 2013, we had 310 company-owned restaurants and 58 franchise restaurants in 29 states and the District of Columbia. In 2013 we anticipate opening between 41 and 42 company-owned restaurants, net of one closure in the first quarter of 2013, and between nine and ten franchise restaurants, including the restaurants opened through the end of our third quarter.
Comparable Restaurant Sales. Comparable restaurant sales increased by 2.1% system-wide in the third quarter of 2013 and 2.7% in the first three quarters of 2013. Comparable restaurant sales growth in the third quarter was the result of both increases in traffic and per person spend. Comparable Restaurant Sales represent year-over-year sales comparisons for restaurants open for at least 18 full periods.
Your World Kitchen. We completed installation of "Your World Kitchen" interior signage in all of our company-owned restaurants during the second quarter of 2013. Installations in our company-owned restaurants began in 2012, and we began using the phrase to describe the breadth of our offering and our customers' dining experience.
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
As a result of the IPO and the repayment of nearly all our outstanding debt, we now benefit from savings on interest expense and management fees that we incurred as a private company, but we also incur incremental costs as a public company. Incremental public company costs include incremental legal, accounting, insurance and other compliance costs. We will continue to use our operating cash flows and borrowings on our revolving line of credit to fund capital expenditures to support restaurant growth as well as to invest in our existing restaurants and infrastructure and information technology. See "Liquidity and Capital Resources."
Further, in connection with the IPO, we incurred $5.7 million of IPO related expenses, which includes $3.2 million of stock-based compensation expenses related to stock option grants and accelerated stock option vesting related to the IPO, $1.7 million of transaction bonuses and payroll tax, and $0.8 million paid to our Equity Sponsors. Additionally, the financial impact of the IPO will affect the comparability of our post-IPO financial performance to our pre-IPO financial performance.

Key Measures We Use to Evaluate Our Performance
To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include revenue, average unit volumes ("AUVs"), comparable restaurant sales, restaurant contribution, EBITDA and adjusted EBITDA.
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
Average Unit Volumes ("AUVs")
AUVs consist of the average annualized sales of all company-owned restaurants for the trailing 12 periods. AUVs are calculated by dividing restaurant revenue by the number of operating days within each time period and multiplying by 361, which is equal to the number of operating days we have in a typical year. This measurement allows management to assess changes in consumer traffic and per person spending patterns at our restaurants.
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
EBITDA and Adjusted EBITDA
We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define adjusted EBITDA as net income before interest expense, debt extinguishment expense, provision for income taxes, asset disposals, closure costs and restaurant impairments, depreciation and amortization, stock-based compensation, management fees, and IPO related expenses.
EBITDA and Adjusted EBITDA provide clear pictures of our operating results by eliminating certain non-cash expenses that are not reflective of the underlying business performance. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business.
The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2013	October 2, 2012	October 1, 2013	October 2, 2012
	(in thousands, unaudited)
Net income	$3,265	$133	$4,257	$3,604
Depreciation and amortization	5,238	4,334	15,074	12,165
Interest Expense	132	1,118	2,199	3,894
Provision for income taxes	2,183	107	2,633	2,540
EBITDA	$10,818	$5,692	$24,163	$22,203
Debt extinguishment expense	—	2,646	—	2,646
Asset disposals, closure costs and restaurant impairment	339	201	837	663
Management fees(1)	—	250	500	750
Stock-based compensation expense	131	315	873	921
IPO related expenses(2)	—	—	5,667	—
Adjusted EBITDA	$11,288	$9,104	$32,040	$27,183
______________________

(1)
The third quarter 2012 and the first three quarters of 2013 and 2012 included $250,000, $500,000 and $750,000, respectively, of management fee expense in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed.

(2)
Reflects certain expenses incurred in conjunction with the closing of our initial public offering. Amount includes $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operations Officer of which 50% were vested at grant, $1.7 million of transaction bonuses and related payroll tax and $0.8 million in transaction payments to our Equity Sponsors.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened, closed or relocated in the periods indicated.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2013	October 2, 2012	October 1, 2013	October 2, 2012
Company-Owned Restaurant Activity
Beginning of period	295	253	276	239
Openings	15	8	35	22
Closures and relocations(1)	—	—	(1)	—
Restaurants at end of period	310	261	310	261
Franchise Restaurant Activity
Beginning of period	53	46	51	45
Openings	5	2	7	3
Closures and relocations(1)	—	—	—	—
Restaurants at end of period	58	48	58	48
Total restaurants	368	309	368	309
_____________________________

(1)	We account for relocated restaurants under both restaurant openings and closures and relocations. In first quarter of 2013, we closed one restaurant at the end of its lease term.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue. The reclassification of restaurant-level marketing costs, as discussed in the accompanying notes to our unaudited consolidated financial statements, is reflected in all periods presented.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2013	October 2, 2012	October 1, 2013	October 2, 2012
Revenue:
Restaurant revenue	98.8%	99.0%	99.0%	99.0%
Franchising royalties and fees	1.2	1.0	1.0	1.0
Total revenue	100.0	100.0	100.0	100.0
Costs and Expenses:
Restaurant Operating Costs (exclusive of depreciation and amortization shown separately below):(1)
Cost of sales	26.3	26.5	26.3	26.5
Labor	30.0	30.2	30.2	30.0
Occupancy	10.1	9.8	10.1	9.8
Other restaurant operating costs	12.9	12.4	12.8	12.5
General and administrative(2)	7.8	9.7	10.7	9.6
Depreciation and amortization	5.9	5.6	5.8	5.5
Pre-opening	1.3	1.1	1.1	0.9
Asset disposals, closure costs and restaurant impairments	0.4	0.3	0.3	0.3
Total costs and expenses	93.7	94.8	96.5	94.3
Income from operations	6.3	5.2	3.5	5.7
Debt extinguishment expense	—	3.4	—	1.2
Interest expense	0.1	1.5	0.8	1.8
Income before income taxes	6.1	0.3	2.7	2.8
Provision for income taxes	2.5	0.1	1.0	1.1
Net income	3.7%	0.2%	1.6%	1.6%
______________________________

(1)	As a percentage of restaurant revenue.

(2)
In the second quarter of 2013, we incurred $5.7 million of IPO related expenses: $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operating Officer of which 50% were vested at grant, $1.7 million of transaction bonuses and related payroll taxes and $0.8 million in transaction payments to our Equity Sponsors. Additionally, the third quarter of 2012 and the first three quarters of 2013 and 2012 included $250,000, $500,000 and $750,000, respectively, of management fee expense in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed.

Third Quarter Ended October 1, 2013 compared to Third Quarter Ended October 2, 2012
Our fiscal quarters each contain thirteen weeks with the exception of the fourth quarter of a 53 week fiscal year, which contains fourteen weeks. The table below presents our unaudited operating results for the third quarter of 2013 and 2012, and the related quarter-over-quarter changes:

	Fiscal Quarter Ended		Increase/ (Decrease)
	October 1, 2013	October 2, 2012	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$87,864	$76,306	$11,558	15.1%
Franchising royalties and fees	1,072	793	279	35.2
Total revenue	88,936	77,099	11,837	15.4
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23,127	20,246	2,881	14.2
Labor	26,345	23,065	3,280	14.2
Occupancy	8,870	7,468	1,402	18.8
Other restaurant operating costs	11,315	9,488	1,827	19.3
General and administrative	6,939	7,464	(525)	(7.0)
Depreciation and amortization	5,238	4,334	904	20.9
Pre-opening	1,183	829	354	42.7
Asset disposals, closure costs and restaurant impairments	339	201	138	68.7
Total costs and expenses	83,356	73,095	10,261	14.0
Income from operations	5,580	4,004	1,576	39.4%
Debt extinguishment expense	—	2,646	(2,646)	(100.0)
Interest expense	132	1,118	(986)	(88.2)%
Income before income taxes	5,448	240	5,208	*
Provision for income taxes	2,183	107	2,076	*
Net income	$3,265	$133	$3,132	*
Company owned:
Average unit volumes	$1,181	$1,174	$7	0.6%
Comparable restaurant sales	2.4%	3.4%
______________________________

*	Not meaningful
Revenue
Restaurant revenue increased by $11.6 million in the third quarter of 2013 compared to the same period of 2012. Restaurants not in the comparable restaurant base accounted for $9.9 million of this increase, with the balance attributed to growth in comparable restaurant sales. Comparable restaurant sales increased by $1.7 million, or 2.4%, in the third quarter of 2013 compared to the same period in 2012, composed of a modest price increase we took during 2013, as well as menu mix and traffic at our comparable base restaurants.
Franchise royalties and fees increased by $279,000 in the third quarter of 2013 compared to the same period of 2012 due to five new restaurant openings and increased comparable restaurant sales of 0.5% in the third quarter of 2013.
Cost of Sales
Cost of sales increased by $2.9 million in the third quarter of 2013 compared to the same period of 2012, due primarily to the increase in restaurant revenue in the third quarter of 2013. As a percentage of restaurant revenue, cost of sales decreased to

26.3% in the third quarter of 2013 from 26.5% in third quarter of 2012. The decrease in cost of sales was the result of an increase in restaurant menu pricing, partially offset by food cost inflation.
Labor Costs
Labor costs increased by $3.3 million in the third quarter of 2013 compared to the same period of 2012, due primarily to the increase in restaurant revenue in the third quarter of 2013. As a percentage of restaurant revenue, labor costs decreased to 30.0% in the third quarter of 2013 from 30.2% in the third quarter of 2012. The decrease in labor cost percentage was driven by a decrease in restaurant incentive compensation in the third quarter of 2013, partially offset by an increased percentage of new restaurants.
Occupancy Costs
Occupancy costs increased by $1.4 million in the third quarter of 2013 compared to the third quarter of 2012, due primarily to 49 net restaurants opened since the third quarter of 2012. As a percentage of revenue, occupancy costs increased to 10.1% in third quarter of 2013, compared to 9.8% in the third quarter of 2012. The increase was due to an increase in the percentage of restaurants not in the comparable base restaurants which, due to not reaching mature volumes yet, on average have higher occupancy costs as a percentage of revenue.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $1.8 million in the third quarter of 2013 compared to the third quarter of 2012, due primarily to increased restaurant revenue in the third quarter of 2013. As a percentage of restaurant revenue, other restaurant operating costs increased to 12.9% in the third quarter of 2013 from 12.4% in the third quarter of 2012. The increase as a percentage of restaurant revenue was due to increased supplies and smallwares, utilities, and repairs and maintenance.
General and Administrative Expense
General and administrative expense decreased by $0.5 million in the third quarter of 2013 compared to the third quarter of 2012. As a percentage of revenue, general and administrative expense decreased to 7.8% in the third quarter of 2013 compared to 9.7% in third quarter of 2012. Incremental costs associated with being a public company and the costs associated with supporting an increased number of restaurants were offset by increased revenue. Additionally, general and administrative expense in the third quarter of 2012 included $355,000 of severance expense and $250,000 of management fee expense that did not reoccur in the third quarter of 2013. Stock-based compensation expense included in general and administrative expense decreased $180,000 in the third quarter of 2013, compared to the third quarter of 2012, due to accelerated vesting of the majority of outstanding options in conjunction with our IPO.
Depreciation and Amortization
Depreciation and amortization increased by $0.9 million in the third quarter of 2013 compared to the third quarter of 2012, due primarily to the increase in the number of restaurants. As a percentage of revenue, depreciation and amortization increased to 5.9% in the third quarter of 2013, compared to 5.6% in the third quarter of 2012 due to depreciation on new restaurants and initiatives, partially offset by leverage on increased AUVs.
Pre-Opening Costs
Pre-opening costs increased by $0.4 million in the third quarter of 2013 compared to the third quarter of 2012. As a percentage of revenue, pre-opening costs increased to 1.3% in the third quarter of 2013 compared to 1.1% in the third quarter of 2012. Both of these increases were due to an increased number of openings in the third quarter of 2013 compared to the third quarter of 2012.
Debt Extinguishment Expense
Debt extinguishment expense was $2.6 million in the third quarter of 2012, as a result of an amendment to our credit facility to extend the maturity date to July 2017 and reduce interest rates on borrowings. A portion of the new fees were treated as debt extinguishment, which resulted in a non-cash write-off of $2.3 million.
Interest Expense
Interest expense decreased by $1.0 million in the third quarter of 2013 compared to the same period of 2012. The decrease was due to lower average borrowings in the third quarter of 2013 compared to the third quarter of 2012 due to the payoff of the majority of our outstanding debt in conjunction with the IPO.

Provision for Income Taxes
Provision for income taxes increased $2.1 million in the third quarter of 2013, compared to same period of 2012 due to an increase in pre-tax net income of $5.2 million in third quarter of 2013 from the third quarter of 2012.
Three Quarters Ended October 1, 2013 compared to Three Quarters Ended October 2, 2012
Our fiscal quarters each contain thirteen weeks. The table below presents our unaudited operating results for the first three quarters of 2013 and 2012, and the related period-over-period changes:

	Three Fiscal Quarters Ended		Increase / (Decrease)
	October 1, 2013	October 2, 2012	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$256,744	$220,261	$36,483	16.6%
Franchising royalties and fees	2,711	2,220	491	22.1
Total revenue	259,455	222,481	36,974	16.6
Costs and Expenses:
Restaurant Operating Costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	67,524	58,423	9,101	15.6
Labor	77,464	66,002	11,462	17.4
Occupancy	25,824	21,669	4,155	19.2
Other restaurant operating costs	32,962	27,449	5,513	20.1
General and administrative(1)	27,808	21,426	6,382	29.8
Depreciation and amortization	15,074	12,165	2,909	23.9
Pre-opening	2,873	2,000	873	43.7
Asset disposals, closure costs and restaurant impairments	837	663	174	26.2
Total costs and expenses	250,366	209,797	40,569	19.3
Income from operations	9,089	12,684	(3,595)	(28.3)
Debt extinguishment cost	—	2,646	(2,646)	(100.0)
Interest expense	2,199	3,894	(1,695)	(43.5)
Income before income taxes	6,890	6,144	746	12.1%
Provision for income taxes	2,633	2,540	93	3.7
Net income	$4,257	$3,604	$653	18.1%
Company owned:
Average unit volumes	$1,181	$1,174	$7	0.6%
Comparable restaurant sales	3.1%	5.6%
______________________________

(1)
In the second quarter of 2013, we incurred $5.7 million of IPO related expenses: $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operating Officer of which 50% were vested at grant, $1.7 million of transaction bonuses and related payroll taxes and $0.8 million in transaction payments to our Equity Sponsors. Additionally, the first three quarters of 2013 and 2012 included $500,000 and $750,000, respectively, of management fee expense in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed.

Revenue
Restaurant revenue increased by $36.5 million in the first three quarters of 2013 compared to the same period of 2012. Restaurants not in the comparable restaurant base accounted for $30.3 million of this increase, with the balance attributed to growth in comparable restaurant sales. Comparable restaurant sales increased by $6.2 million, or 3.1%, in first three quarters of 2013, composed primarily of increases in traffic at our comparable base restaurants and a modest price increase we took during 2013.
Franchise royalties and fees increased by $0.5 million due to seven new restaurant openings and increased comparable restaurant sales of 0.3% in the first three quarters of 2013.
Cost of Sales
Cost of sales increased by $9.1 million in the first three quarters of 2013 compared to the same period of 2012, due primarily to the increase in restaurant revenue in 2013. As a percentage of restaurant revenue, cost of sales decreased to 26.3% in the first three quarters of 2013 from 26.5% in the first three quarters of 2012. The decrease in cost of sales was the result of an increase in restaurant menu pricing, partially offset by food cost inflation.
Labor Costs
Labor costs increased by $11.5 million in the first three quarters of 2013 compared to the same period of 2012, due primarily to the increase in restaurant revenue in 2013. As a percentage of restaurant revenue, labor costs increased to 30.2% in the first three quarters of 2013 from 30.0% in the first three quarters of 2012. The increase in labor cost percentage was driven by an increased percentage of new restaurants, which on average have higher labor costs as a percentage of revenue.
Occupancy Costs
Occupancy costs increased by $4.2 million in the first three quarters of 2013 compared to the same period of 2012, due primarily to new restaurants opened since the third quarter of 2012. As a percentage of restaurant revenue, occupancy costs increased to 10.1% for the first three quarters of 2013, compared to 9.8% in the first three quarters of 2012. The increase was due to an increase in the percentage of restaurants not in the comparable base restaurants which, due to not reaching mature volumes yet, on average have higher occupancy costs as a percentage of revenue.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $5.5 million in the first three quarters of 2013 compared to the same period of 2012, due primarily to the increase in restaurant revenue in 2013. As a percentage of restaurant revenue, other restaurant operating costs increased to 12.8% in the first three quarters of 2013, compared to 12.5% in the first three quarters of 2012. The increase as a percentage of restaurant revenue was the result of restaurant-level marketing costs in the first quarter of 2013, as well as increased repair and maintenance costs.
General and Administrative Expense
General and administrative expense increased by $6.4 million in the first three quarters of 2013 compared to the same period of 2012, due primarily to $5.7 million of one time expenses related to the closing of our IPO in the second quarter of 2013. We recognized $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operating Officer of which 50% were vested at grant, $1.7 million of transaction bonuses and related payroll taxes and $0.8 million in transaction payments to our Equity Sponsors.
Excluding the impact of the $5.7 million of IPO related expense, general and administrative expense as a percentage of revenue decreased to 8.5% in the first three quarters of 2013 from 9.6% in the first three quarters of 2012. The decrease is due to increasing revenue without proportionate increases in general and administrative costs or administrative personnel. General and administrative expense includes $0.9 million of stock-based compensation expense in the first three quarters of 2013 and 2012, and $0.5 million and $0.8 million of management fees in the first three quarters of both 2013 and 2012, respectively.
Depreciation and Amortization
Depreciation and amortization increased by $2.9 million in the first three quarters of 2013 compared to the same period of 2012, due primarily to an increased number of restaurants. As a percentage of revenue, depreciation and amortization increased to 5.8% in the first three quarters of 2013 from 5.5% in the same period of 2012, due to depreciation on new restaurants and initiatives, partially offset by leverage of increased AUVs.

Pre-Opening Costs
Pre-opening costs increased by $0.9 million in the first three quarters of 2013 compared to the same period of 2012, due to 35 restaurants opened in the first three quarters of 2013, compared to 22 in the same period of 2012. As a percentage of revenue, pre-opening costs increased to 1.1% in first three quarters of 2013 compared to 0.9% in the same period of 2012 due to the timing of restaurant openings.
Debt Extinguishment Expense
Debt extinguishment expense was $2.6 million in the first three quarters of 2012, as a result of an amendment to our credit facility to extend the maturity date to July 2017 and reduce interest rates on borrowings. A portion of the new fees were treated as debt extinguishment, which resulted in a non-cash write-off of $2.3 million.
Interest Expense
Interest expense decreased by $1.7 million in the first three quarters of 2013 compared to the same period of 2012. The decrease was primarily due to lower average borrowings in the first three quarters of 2013 due to the payoff of the majority of our outstanding debt in conjunction with the IPO, and the favorable borrowing rates resulting from the 2012 amendment to our credit facility.
Provision for Income Taxes
Pre-tax net income increased $0.7 million in the first three quarters of 2013 compared to the same period of 2012. The decrease in pre-tax net income was driven by decreases in debt extinguishment expense and interest expense, offset by an increase in income from operations.

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
Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Three Fiscal Quarters Ended
	October 1, 2013	October 2, 2012
Net cash provided by operating activities	$32,462	$25,377
Net cash used in investing activities	(39,788)	(30,525)
Net cash provided by financing activities	7,334	5,234
Cash and cash equivalents at the end of period	$589	$609
Operating Activities
Net cash provided by operating activities of $32.5 million for the first three quarters ended October 1, 2013 resulted primarily from net income, adjusted for items such as depreciation and amortization, stock-based compensation expense and the amortization of debt issuance costs. The $7.1 million increase over the prior year was primarily driven by an increase in the change of deferred rent due to a larger restaurant base and a decrease in accounts payable due to a decreased number of restaurants under construction at the end of the third quarter of 2013.
Investing Activities
Net cash flows used in investing activities increased $9.3 million from $30.5 million in the first three quarters of 2012 to $39.8 million in the first three quarters of 2013. The increase over the prior year is primarily due to investments in new restaurant openings.

Financing Activities
Net cash provided by financing activities was $7.3 million and $5.2 million in the first three quarters of 2013 and 2012, respectively. We used borrowings in both fiscal years to fund new restaurant capital expenditures. In addition, on July 2, 2013, we closed our IPO in which we sold 6,160,714 shares of Class A common stock at $18.00 per share and received net proceeds of approximately $100.2 million (after underwriting discounts and offering expenses). These net proceeds were used to pay off our outstanding term loan and repay all but $0.2 million of our revolving line of credit.
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
We currently estimate capital expenditures for the remainder of 2013 to be in the range of approximately $6.2 million to $10.2 million, for a total of $46 million to $50 million for the year. This is primarily related to the anticipated opening of seven to eight additional restaurants in the last quarter of 2013, the start of construction of restaurants to be opened in early 2014, and normal maintenance related capital expenditures for our existing restaurants.
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
Credit Facility
We maintain a $45.0 million revolving line of credit under our credit facility. The revolving line of credit includes a swing line loan of $5.0 million used to fund everyday working capital requirements. In August 2012, we amended the credit facility to provide more favorable borrowing rates and to extend borrowing capacity through July 2017. In connection with the IPO, the Company repaid the entire $75.0 million senior term loan under our credit facility and the majority of the revolving line of credit.
Borrowings under the credit facility bear interest, at our option, at either (i) LIBOR plus 2.00 to 4.25%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus 1.00 to 3.25%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. We also maintain outstanding letters of credit to secure obligations under our workers' compensation program and certain lease obligations. The letters of credit reduce the amount of future borrowings available under the agreement and aggregated $2.0 million as of October 1, 2013. As of October 1, 2013, there was $1.7 million outstanding under our revolving line of credit and $41.3 million available for borrowing under the credit facility. The credit facility bore interest at rates ranging from 4.25% to 5.50% and 3.5% to 5.5% for the third quarter of 2013 and the first three quarters of 2013, respectively.
Availability of borrowings under the revolving line of credit is conditioned on our compliance with specified covenants, including a maximum lease-adjusted leverage ratio, a maximum leverage ratio and a minimum consolidated fixed charge coverage ratio. We are subject to a number of other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments. As of October 1, 2013, we were in compliance with all of our debt covenants.
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
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of October 1, 2013.

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
In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An "emerging growth company" can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to "opt out" of such extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of October 1, 2013, there was $1.7 million outstanding under our revolving line of credit and $41.3 million available for borrowing under the credit facility. A plus or minus 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of $17,000 on an annualized basis.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs and labor and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Over the past five years, inflation has not significantly affected our operating results.

Item 4. Controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of October 1, 2013. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

PART II

Item 1. Legal Matters
In the normal course of business, we are subject to proceedings, lawsuits, and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of October 1, 2013. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our final prospectus filed June 28, 2013.  There have been no material changes to our Risk Factors as previously reported.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 1, 2013, the Company issued 23,289 shares of its Class B common stock to a consultant pursuant to the partial exercise of the consultant's rights to purchase the Company’s Class B common stock at an exercise price of $8.67 under a Warrant dated March 10, 2011. The fair market value at exercise was $44.96 per share. The exercise price was paid through net share settlement. The Class B shares were issued by the Company in reliance on the exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended. The Class B shares were converted into an equal number of shares of the Company’s Class A common stock on October 11, 2013.

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

NOODLES & COMPANY
By:	/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen Chief Financial Officer
Date	November 7, 2013