Form 10-K
period 2013-12-31
NOODLES & Co
filed 2014-03-07
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35987

NOODLES & COMPANY
(Exact name of registrant as specified in its charter)

Delaware	84-1303469
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

520 Zang Street, Suite D	80021
Broomfield, CO 80021
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (720) 214-1900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	NASDAQ (Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes     ☐   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer (do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of July 2, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $389.3 million. This amount was calculated based on the closing price of the common stock on July 2, 2013 on The NASDAQ Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
As of February 28, 2014, there were 29,574,101 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2014 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2013.

i

PART I
ITEM 1.    Business
General
Noodles & Company is a high growth, fast casual restaurant concept offering lunch and dinner within a fast growing segment of the restaurant industry. We opened our first location in Denver, Colorado in 1995, offering noodle and pasta dishes, staples of many cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, soups, salads, sandwiches and appetizers which are served on china by our friendly team members. We believe we offer our customers value with per person spend of approximately $8.00 for the fiscal year ended December 31, 2013. We have 380 restaurants, comprised of 318 company-owned and 62 franchised locations, across 29 states and the District of Columbia, as of December 31, 2013.
We offer more than 25 globally inspired Asian, Mediterranean and American dishes together on a single menu. We believe we will continue to benefit from trends in consumer preferences, wider availability of international cuisines and increasingly adventurous consumer tastes. At many restaurants, people are limited to a particular ethnic cuisine or type of dish, such as a sandwich, burrito or burger. At Noodles & Company, we aim to eliminate the "veto vote" by satisfying the preferences of a wide range of customers, whether a mother with kids, a group of coworkers, an individual or a large party.
We believe we are the only national fast casual restaurant concept offering a menu with a wide variety of noodle and pasta dishes, soups, salads, sandwiches and appetizers inspired by global flavors. We believe our attributes—global flavors, variety and fast service—allow us to compete against multiple segments throughout the restaurant industry and provide us a larger addressable market for lunch and dinner than competitors who focus on a single cuisine. We believe we provide a pleasant dining experience by quickly delivering fresh food with friendly service at a price point we believe is attractive to our customers.
Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as "we," "us," "our," and the "Company" in this report.
Our Concept and Business Strengths
Variety. We have purposefully chosen a range of healthy to indulgent dishes to satisfy carnivores and vegetarians. Our menu encourages customers to customize their meals to meet their tastes and nutritional preferences with our selection of 14 fresh vegetables and six proteins–beef, pork, chicken, meatballs, shrimp and organic tofu. We believe our variety ensures that even the pickiest of eaters can find something to crave, which eliminates the "veto vote" and encourages people with different tastes to enjoy a meal together.
All of our dishes are cooked-to-order with fresh, high quality ingredients sourced from our carefully selected suppliers. Our commitment to the freshness of our ingredients is further demonstrated by our use of seasonal ingredients and healthy add-in options, such as organic tofu, and by the freshness of our ingredients. Our culinary team strives to develop new dishes and limited time offerings ("LTOs") to further reinforce our Your World Kitchen positioning and regularly provide our additional options. For example, in 2013 we introduced a Winter World Tour menu featuring three new dishes from different parts of the world: Thai Hot Pot soup, Adobo Flatbread, with flavors from Latin America, and Alfredo MontAmore. This focus on culinary innovation, combined with our commitment to classic cooking methods, allows us to prepare and serve high quality food.
Value. The value we offer, the quality of our food and the warmth of our restaurants create an overall customer experience that we believe is second-to-none. Our per person spend of approximately $8.00 for the twelve months ended December 31, 2013 is competitive not only within the fast casual segment, but also within the quick-service segment. We believe the speed of our service and the quality of our food contributes to a value proposition that enables us to take market share from casual dining restaurants. We deliver value by combining a family-friendly dining environment with the opportunity to enjoy many dishes containing ingredients like our award-winning slow-braised, naturally raised pork.
The Experience in Our Restaurants. We design each location individually, which we believe creates an inviting restaurant environment. We believe the ambience is warm and welcoming, with muted lighting and colors, comfortable seating and our own custom music mix, which is intended to make our customers feel relaxed and at home. We also enhance the experience by featuring

Coca-Cola Freestyle® machines in all our restaurants, offering our customers over 100 drink choices to complement their meal-again putting control in the customers’ hands, so that they can match their drink to their meal.
We believe we deliver an exceptional overall dining experience. We think that our customers should expect not only great food from our restaurants, but also warm hospitality and attentive service. Whether you are a mother with kids or a businessperson with a laptop, you simply order your food, grab a drink and take a seat. We cook each dish to order in approximately five minutes and bring the food right to your table. Our customers may enjoy a relaxed meal or just eat and run.
Consistent with our culture of enhanced customer service, we seek to hire individuals who will deliver prompt, attentive service by engaging customers the moment they enter our restaurants. Our training philosophy empowers both our restaurant managers and team members to add a personal touch when serving our customers, such as coming out from behind the counter to explain our menu and guide customers to the right dish. Our restaurant managers are critical to our success, as we believe that their entrepreneurial spirit and outreach efforts build our brand in our communities. We call our cashiers "Noodle Ambassadors" to highlight their role in helping our customers explore our global menu.
After our customers order at the counter, their food is served on china by our friendly team members. To further enhance our customers’ dining experience, we check on them throughout their meal. We offer them drink refills, a glass of wine or dessert, so they do not have to leave their seats. No trash cans are visible to our customers in our restaurants: following the meal, our team quickly clears the table.
Restaurant Unit Growth
We believe we have significant growth potential because of our brand positioning, strong unit economics, financial results and broad customer appeal. We have more than doubled our restaurant base in the last six years to 380 locations in 29 states and the District of Columbia, as of December 31, 2013, including the 42 net company-owned restaurants and 11 franchise restaurants opened in 2013. We believe we are at an early stage of nationwide expansion, and that we can grow to 2,500 restaurants over the next 15-20 years across the United States based on our scalable infrastructure, broad appeal and flexible and portable real estate model, but this growth rate is not guaranteed. Our restaurants are typically 2,600 to 2,700 square feet and are located in end-cap, inline or free-standing locations across a variety of urban and suburban markets. Our near-term growth strategy will involve opening units in mature markets and expanding into new markets.
Although we expect the majority of our expansion to continue to be from company-owned restaurants, we are strategically expanding our base of franchise restaurants. Our franchise program is a low-cost and high-return model that allows us to expand our footprint and build brand awareness in markets that we do not plan to enter in the short to medium term. As of December 31, 2013, we have 62 franchise units in 13 states operated by ten franchisees. We look for experienced, well-capitalized franchise partners who are able to leverage their existing infrastructure and local knowledge in a manner that benefits both our franchisees and ourselves. As of December 31, 2013, a total of 13 area developers have signed development agreements providing for the opening of 199 restaurants in their respective territories.
Site Development and Expansion
We consider our site selection and development process critical to our long-term success. We use a combination of our own development team and outside real estate consultants to locate, evaluate and negotiate new sites using various criteria. In addition, because we offer a mix of dishes and a dining experience that differs from many other restaurant concepts, we believe our restaurants are highly sought after by real estate owners and developers. We often are made aware of opportunities early in their development process, allowing us to secure optimal locations.
In making site selection decisions, we also use several analytical tools designed to uncover the key site, demographic, business, retail, competitive and traffic characteristics that drive successful locations. These tools have been customized to leverage existing real estate information to project sales of a potential location and to assist in the development of local marketing plans.
Our ability to succeed in several different kinds of trade areas and real estate types has allowed us flexibility in our market development strategy. While we typically target end cap or freestanding locations, we also have seen success in inline locations. Moreover, we perform well in various market sizes, from smaller markets to suburbs to central business districts. This flexibility also allows us to manage risk in our development portfolio by balancing higher cost locations—typically seen in urban areas—with those that are lower cost—typically seen in smaller markets.

Once a location has been approved by our executive level selection committee, we begin a design process to match the characteristics and feel of the location to the trade area. For example, in a trade area with a high percentage of families we will utilize additional booth seating in the dining room, and in an urban location we will typically alter our kitchen design to enhance throughput for the busy lunch hours.
Restaurant Management and Operations
Friendly People. We believe our genuine, nice people separate us from our competitors. We value the individuality of our team members, which we believe results in a management, operations and training philosophy distinct from that of our competitors. We make an effort to hire team members who share a passion for food, have a competitive spirit and will operate our restaurants in a way that is consistent with our high standards. We seek to hire individuals who will deliver prompt, attentive service by engaging customers the moment they enter our restaurants. We empower our team members to enrich the experience of our customers and directly address any concerns that may arise in a manner that contributes to the success of our business.
Restaurant Management and Employees. Each restaurant typically has a restaurant manager, an assistant manager and as many as 15 to 25 team members. We cross-train our employees in an effort to create a depth of competency in our critical restaurant functions. Consistent with our emphasis on customer interaction, we encourage our restaurant managers and team members to welcome and interact with customers throughout the day. To lead our restaurant management teams, we have area managers (each of whom is responsible for between five and 12 restaurants), as well as market directors (each of whom is responsible for between 50 and 80 restaurants).
Training and Career Development. We believe that our training efforts create a culture of continuous learning and professional growth that allows our team members to continue their career development with us. Within each restaurant, two to four team members are designated to lead the training efforts and ensure a consistent approach to team member development. We produce training materials that encourage individual contributions and participation on the part of our team members, rather than providing rote, step-by-step scripts or rigid and extensively detailed policy manuals.
Food Preparation and Quality. Our teams use classic professional cooking methods, including hand-chopping, par boiling and sautéing many of our vegetables, in full kitchens resembling those of full service restaurants. All team members, including our restaurant managers, spend their first several days working solely with food and learning these techniques, and we spend a significant amount of time ensuring that each team member learns how to prepare and cook our food properly. Despite our more labor-intensive method of food preparation, we believe that we produce food with an efficiency that enables us to compete effectively.
We have over 200 company-owned restaurants with exhibition-style kitchens. This design demonstrates our commitment to cooking fresh food in an accessible manner. We provide each customer with individual attention and make every effort to respond to customer suggestions and concerns in a personal and hospitable way.
We have designed our food safety and quality assurance programs to maintain high standards for our food and food preparation procedures. Our quality assurance manager oversees comprehensive restaurant and supplier audits based upon the potential food safety risk of each food. We also consider food safety and quality assurance when selecting our distributors and suppliers. Our suppliers are inspected by federal, state and local regulators or other reputable, qualified inspection services, which helps ensure their compliance with all federal food safety and quality guidelines. We regularly inspect our suppliers to ensure that the ingredients we buy conform to our quality standards and that the prices we pay are competitive. We also rely on our own recipes, specifications and protocols to ensure that our food is consistently the best quality possible when served, including a physical examination of ingredients when they arrive at our restaurants. We train our employees to pay detailed attention to food quality at every stage of the food preparation cycle and have developed a daily checklist that our employees use to assess the freshness and quality of food supplies. Finally, we encourage our customers to provide feedback regarding our food quality so that we can identify and resolve problems or concerns as quickly as possible.
Restaurant Marketing
Our marketing efforts seek to increase sales through a variety of channels and initiatives. Community-based restaurant marketing, as well as online, social and other media tools, highlights our competitive strengths, including our varied and healthy menu offerings and the value we offer our customers.

•
Local Relationship Marketing. We differentiate our business through an innovative, community-based approach to building brand awareness and customer loyalty. We use a wide range of local marketing initiatives to increase the frequency of and occasions for visits, and to encourage people to get to know us better, try our food and bring their friends. We empower our local restaurant managers to selectively organize events to bring new customers into our restaurants. For example, our team members will invite a customer to bring a group of his or her friends for a "tasting," an exclusive menu tasting at their local Noodles location.

•
Our Menu Offerings. We focus some of our marketing efforts on new menu offerings to broaden our appeal to our customers. We offer LTOs and featured items like the BBQ Pork Mac, a twist on our core Wisconsin Mac & Cheese, which include ingredients and flavors that maintain customer interest. We promote these items through a variety of formats including market-wide public relations events, direct mailings, social media marketing, radio promotions, tastings, billboard and bus board advertising and targeted print advertising. In addition to increasing brand awareness, these promotions also encourage prompt consumer action, resulting in more immediate increases in our customer traffic.

•
Creating New Meal Occasions. We also focus on ways Noodles & Company can serve customers at different times and in new places. For example, customers who want to feed a large group can enjoy our Square Bowls, which are family-style take-out offerings of our noodles, pastas and salads that generally feed up to four people. We market this new offering in a variety of ways, including in-restaurant posters, as well as Noodlegrams, Facebook posts and other communications outside our restaurants.

•
Making Noodles & Company Easier to Use. Some of our marketing efforts focus on making our restaurants easier to use. We seek to deliver superior customer service at every opportunity, generating consumer awareness of menu offerings with in-restaurant communications by providing displays of our menu offerings and beer and wine selection visible upon entry, chalkboards featuring new menu offerings and fresh ingredients and table top cards that highlight healthy food offerings. By providing multiple points of access to our wide variety of menu offerings, we seek to optimize our customers’ in-restaurant experience in order to increase the frequency of our customers’ visits. Our efforts also make use of tools like online ordering.

•
Online, Social and Other Media Tools. We rely on our website, www.noodles.com, to promote our business and increase brand awareness. The information on or available through our website is not, and should not be considered, a part of this report. Our customers are encouraged to sign up to receive email Noodlegrams updating them on new menu offerings, LTOs and promotional opportunities. As of December 31, 2013, more than 850,000 of our customers have signed up to receive Noodlegrams. We also communicate with our customers using social media, such as our Facebook page, our YouTube channel and our Twitter feed. Our media tools also include placements in local, regional and national print media.

Suppliers
Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. We carefully select suppliers based on quality and their understanding of our brand, and we seek to develop mutually beneficial long-term relationships with them. We work closely with our suppliers and use a mix of forward, fixed and formula pricing protocols. We have tried to increase, in some cases, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we monitor industry news, trade issues, weather, crises and other world events that may affect supply prices.
Seasonality
Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced winter and holiday traffic and higher in the second and third quarters.
Competition
We face competition from the casual dining, quick-service and fast casual segments of the restaurant industry. These segments are highly competitive with respect to taste, price, food quality and presentation, service, location and the ambience and condition of each restaurant, among other things. Our competition includes a variety of locally owned restaurants and national and regional chains who offer dine-in, carry-out and delivery services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. Among our competitors are a number of multi-unit, multi-market fast casual restaurant concepts, some of which are expanding nationally. As we expand, we will face competition from these concepts and new competitors that strive to compete with our market segments.
We believe we are the only national fast casual restaurant concept offering a menu with a wide variety of noodle and pasta dishes, soups, salads and sandwiches inspired by global flavors. We believe our attributes-global flavors, variety and fast service- allow us to compete against multiple segments throughout the restaurant industry and provide us a larger addressable market for lunch and dinner than competitors who focus on a single cuisine. We believe we provide a pleasant dining experience by quickly delivering fresh food with friendly service at a price point we believe is attractive to our customer.
Franchising
We had ten franchise area developers who operated 62 franchise restaurants in 13 states as of December 31, 2013. A total of 13 area developers have signed area development agreements providing for the opening of 199 additional restaurants in their respective territories as of December 31, 2013. We expect to continue to offer development rights in markets where we do not intend to build company-owned restaurants. We may offer such rights to larger developers who commit to open 10 or more units, or to smaller developers who may commit to open significantly fewer restaurants. We do not currently intend to offer single-unit franchises. We believe the strength and attractiveness of our brand and unit growth opportunities in attractive undeveloped markets will attract experienced and well-capitalized area developers.
Intellectual Property and Trademarks
We own a number of trademarks and service marks registered or pending with the U.S. Patent and Trademark Office ("PTO"). We have registered the following marks with the PTO: Noodles & Company, the Noodles & Company logo, Your World Kitchen, Square Bowl, Noodlegram, Crave Card and Wisconsin Mac & Cheese. We also have certain trademarks registered or pending in certain foreign countries. In addition, we have registered the Internet domain name www.noodles.com. The information on, or that can be accessed through, our website is not part of this report. We believe that our trademarks, service marks and other intellectual property rights have significant value and are important to the marketing of our brand, and it is our policy to protect and defend vigorously our rights to such intellectual property.
Governmental Regulation and Environmental Matters
We are subject to extensive and varied federal, state and local government regulation, including regulations relating to public and occupational health and safety, sanitation and fire prevention. We operate each of our restaurants in accordance with standards and procedures designed to comply with applicable codes and regulations. However, an inability to obtain or retain health department or other licenses would adversely affect our operations. Although we have not experienced, and do not anticipate, any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent the opening of, or adversely impact the viability of, a particular restaurant or group of restaurants.
In addition, in order to develop and construct restaurants, we need to comply with applicable zoning, land use and environmental regulations. Federal and state environmental regulations have not had a material effect on our operations to date, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or even prevent construction and increase development costs for new restaurants. We are also required to comply with the accessibility standards mandated by the U.S. Americans with Disabilities Act, which generally prohibits discrimination in accommodation or employment based on disability. We may in the future have to modify restaurants, for example by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. While these expenses could be material, our current expectation is that any such actions will not require us to expend substantial funds.
A small amount of our revenues is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. We are also subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance. A small number of our restaurants do not have liquor licenses, typically because of the cost of a liquor license in jurisdictions having liquor license quotas.
In addition, we are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act and various other federal and state laws governing similar matters including minimum wages, overtime, workplace safety and other working conditions. We are also subject to various laws and regulations relating to our current and any future franchise operations.
We are subject to federal, state and local environmental laws and regulations concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, or exposure to, hazardous or toxic substances ("environmental laws"). These environmental laws can provide for significant fines and penalties for non-compliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. We are not aware of any environmental laws that will materially affect our earnings or competitive position, or result in material capital expenditures relating to our restaurants. However, we cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered, interpreted or enforced, or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, environmental laws. It is possible that we will become subject to environmental liabilities at our properties, and any such liabilities could materially affect our business, financial condition or results of operations.
Management Information Systems
All of our restaurants use computerized management information systems, which we believe are scalable to support our future growth plans. We use point-of-sale computers designed specifically for the restaurant industry. The system provides a touch screen interface, a graphical order confirmation display and integrated, high-speed credit card and gift card processing. The point-of-sale system is used to collect daily transaction data, which generates information about daily sales, product mix and average check that we actively analyze. All products sold and prices at our company-owned restaurants are programmed into the system from our central support office.
Our in-restaurant back office computer system is designed to assist in the management of our restaurants and provide labor and food cost management tools. These tools provide corporate and restaurant operations management quick access to detailed business data and reduces restaurant managers’ administrative time. The system provides our restaurant managers the ability to submit orders electronically with our distribution network. The system also supplies sales, bank deposit and variance data to our accounting department on a daily basis. We use this data to generate daily sales information and weekly consolidated reports regarding sales and other key measures, as well as preliminary weekly detailed profit and loss statements for each location with final reports following the end of each period.
Franchisees use similar point of sale systems and are required to report sales on a daily basis through an on-line reporting network and submit their restaurant-level financial statements on a quarterly or annual basis.
Employees
As of December 31, 2013, we had approximately 8,200 employees, including 800 salaried employees and 7,400 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.

Executive Officers of the Registrant

Name	Age(1)	Position
Kevin Reddy	56	Chairman and Chief Executive Officer
Keith Kinsey	59	President, Chief Operating Officer and Director
Dave Boennighausen	36	Chief Financial Officer
Dan Fogarty	52	Executive Vice President of Marketing
Phil Petrilli	44	Executive Vice President of Operations
Paul Strasen	57	Executive Vice President, General Counsel and Secretary
Kathy Lockhart	49	Vice President and Controller
_____________

(1)	As of February 28, 2014
Kevin Reddy has served as our Chief Executive Officer since April 2006. He became a member of our board of directors in May 2006, and Chairman of the Board in May 2008. Mr. Reddy was our President and Chief Operating Officer from April 2005 to April 2006, continuing to serve as our President until July 2012. Prior to joining us, he was the Chief Operating Officer, Chief Operations Officer and Restaurant Support Officer for Chipotle Mexican Grill. Mr. Reddy began his professional career with McDonald’s Corporation in 1983 as a regional controller and progressed into positions of escalating responsibility. Mr. Reddy has received a number of awards in connection with his role as our Chief Executive Officer, including being named "Entrepreneur of the Year" by Restaurant Business Magazine in 2009 and, most recently, a 2012 "All-Star CEO" by Restaurant Finance Monitor. He currently serves on the executive advisory board to the Daniels School of Business at the University of Denver. He received a BS in Accounting from Duquesne University.
Keith Kinsey has served as our President since July 2012 and our Chief Operating Officer since November 2007. Mr. Kinsey also served as our Chief Financial Officer from July 2005 to July 2012. He became a member of our board of directors in November 2008. Prior to joining us, he was the Pacific Regional Director for Chipotle Mexican Grill. Prior to that time, he held various management roles at McDonald’s Corporation, PepsiCo Restaurant Group and Checkers Drive-In Restaurants. He received a BS in Accounting from the University of Illinois.
Dave Boennighausen has served as our Chief Financial Officer since July 2012. Mr. Boennighausen has been with the Company since 2004, and served as our Vice President of Finance from October 2007 to March 2011, and as our Executive Vice President of Finance from April 2011 to February 2012. He began his career with May Department Stores. He received a BS in Finance and Marketing from Truman State University and holds an MBA from the Stanford Graduate School of Business.
Dan Fogarty has served as our Executive Vice President of Marketing since October 2010. Mr. Fogarty has been with the Company since 2009, serving as Vice President of Marketing from June 2009 to October 2010. Prior to joining us, Mr. Fogarty was Vice President of Marketing for The Pump Energy Food from May 2008 until May 2009. Prior to that time, he worked at Potbelly Sandwich Works and Chipotle Mexican Grill. Mr. Fogarty began his career working for a number of advertising agencies and had his own brand consulting firm for five years. He received a BA in Journalism and Advertising from the University of Kansas.
Phil Petrilli has served as our Executive Vice President of Operations since May 2012. Prior to joining us, he worked for Chipotle Mexican Grill in multiple operations positions from June 1999 to May 2012, most recently as Regional Director-Northeast Region from 2008 to 2012, where he led a region of 268 restaurants. He received a degree in Industrial Psychology from the University of Illinois-Chicago.
Paul Strasen has served as our Executive Vice President, Secretary and General Counsel since January 2008. Prior to joining our company, Mr. Strasen was the Vice President, General Counsel and Secretary of Houlihan’s Restaurants, Inc. and served as the General Counsel of Einstein/Noah Bagel Corp. He began his career at Bell Boyd & Lloyd, now part of K & L Gates. Mr. Strasen received a BA in Humanities and Political Science from Valparaiso University and received a JD from The University of Chicago Law School.
Kathy Lockhart has served as our Vice President and Controller since August 2006. Prior to joining us, Ms. Lockhart served as the Vice President and Controller of several public and private restaurant and retail companies, including Einstein/Noah Bagel Corp, Boston Market, VICORP (parent company of Village Inn and Bakers Square restaurants) and Ultimate Electronics. She received a

BA in Business Administration and Political Science from Western State College, and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.
ITEM 1A.    Risk Factors
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including but not limited to the risks and uncertainties discussed under Item 1A. "Risk Factors," Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 1. "Business." In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss these risks, uncertainties and other factors in greater detail below. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Unless required by United States federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.
Risks Related to Our Business and Industry
Our sales growth rate depends primarily on our ability to open new restaurants and is subject to many unpredictable factors.
One of the key means of achieving our growth strategy will be through opening new restaurants and operating those restaurants on a profitable basis. We expect this to be the case for the foreseeable future. In 2013, we opened 42 company-owned restaurants, net of one closure, and 11 franchise restaurants, and we plan to open between 42 and 50 company-owned restaurants and between 10 and 15 franchise restaurants in 2014. We may not be able to open new restaurants as quickly as planned. In the past, we have experienced delays in opening some restaurants and that could happen again. Delays or failures in opening new restaurants could materially and adversely affect our growth strategy and our expected results. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will eventually decline.
In addition, one of our biggest challenges is locating and securing an adequate supply of suitable new restaurant sites in our target markets. Competition for those sites is intense, and other restaurant and retail concepts that compete for those sites may have unit economic models that permit them to bid more aggressively for those sites than we can. There is no guarantee that a sufficient number of suitable sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. Our ability to open new restaurants also depends on other factors, including:

•	negotiating leases with acceptable terms;

•	identifying, hiring and training qualified employees in each local market;

•	managing construction and development costs of new restaurants, particularly in competitive markets;

•	obtaining construction materials and labor at acceptable costs, particularly in urban markets;

•
securing required governmental approvals and permits (including construction and other permits) in a timely manner and responding effectively to any changes in local, state or federal laws and regulations that adversely affect our costs or ability to open new restaurants; and

•	accessing sufficient capital, which is expected to come from cash flow from operations and third party funding.
Our progress in opening new restaurants from quarter to quarter may occur at an uneven rate. If we do not open new restaurants in the future according to our current plans, the delay could materially adversely affect our business, financial condition or results of operations.

Our long-term success is highly dependent on our ability to effectively identify and secure appropriate sites for new restaurants.
We intend to develop new restaurants in our existing markets, expand our footprint into adjacent markets and selectively enter into new markets. In order to build new restaurants, we must first identify target markets where we can enter or expand our footprint, taking into account numerous factors, including the location of our current restaurants, local economic trends, population density, area demographics and geography. Then we must locate and secure appropriate sites, which is one of our biggest challenges. There are numerous factors involved in identifying and securing an appropriate site, including

•
identification and availability of locations with the appropriate size, traffic patterns, local retail and business attractions and infrastructure that will drive high levels of customer traffic and sales per unit;

•	competition in new markets, including competition for restaurant sites;

•
financial conditions affecting developers and potential landlords, such as the effects of macro-economic conditions and the credit market, which could lead to these parties delaying or canceling development projects (or renovations of existing projects), in turn reducing the number of appropriate locations available;

•	developers and potential landlords obtaining licenses or permits for development projects on a timely basis;

•	proximity of potential development sites to an existing location;

•	anticipated commercial, residential and infrastructure development near our new restaurants; and

•	availability of acceptable lease arrangements.
We may not be able to successfully develop critical market presence for our brand in new geographical markets, as we may be unable to find and secure attractive locations, build name recognition or attract new customers. If we are unable to fully implement our development plan, our business, financial condition or results of operations could be materially adversely affected.
Our expansion into new markets may present increased risks.
We plan to open restaurants in markets where we have little or no operating experience. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and business culture. We may also incur higher costs from entering new markets, if, for example, we assign area managers to manage comparatively fewer restaurants than we assign in more developed markets. As a result, these new restaurants may be less successful or may achieve target average unit volumes ("AUVs") at a slower rate. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be materially adversely affected.
New restaurants, once opened, may not be profitable, and the increases in average restaurant sales and comparable restaurant sales that we have experienced in the past may not be indicative of future results.
Our new restaurants typically open with above–average volumes, which then decline after the initial sales surge that comes with interest in a restaurant’s grand opening. Recent openings have stabilized in sales after approximately 32 to 36 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable and their sales performance may not follow historical patterns. In addition, our average restaurant sales and comparable restaurant sales may not increase at the rates achieved over the past several years. Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

•	consumer awareness and understanding of our brand;

•	general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use;

•	changes in consumer preferences and discretionary spending;

•	competition, either from our competitors in the restaurant industry or our own restaurants;

•	temporary and permanent site characteristics of new restaurants; and

•	changes in government regulation.
If our new restaurants do not perform as planned, our business and future prospects could be harmed. In addition, if we are unable to achieve our expected average restaurant sales, our business, financial condition or results of operations could be adversely affected.
Our sales and profit growth could be adversely affected if comparable restaurant sales are less than we expect.
The level of comparable restaurant sales, which represent the change in year-over-year sales for restaurants open for at least 18 full periods, will affect our sales growth and will continue to be a critical factor affecting profit growth because the profit margin on comparable restaurant sales is generally higher than the profit margin on new restaurant sales. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, that we will not achieve our target comparable restaurant sales growth or that the change in comparable restaurant sales could be negative, which may cause a decrease in sales and profit growth that would materially adversely affect our business, financial condition or results of operations. See Item 7. "Management’s Discussion and Analysis of Financial Condition—2013 Highlights and Trends."
Adverse weather conditions could affect our sales.
Adverse weather conditions, such as regional winter storms, floods, severe thunderstorms and hurricanes, could affect our sales at restaurants in locations that experience these weather conditions, which could materially adversely affect our business, financial condition or results of operations. It is possible that weather conditions may impact our business more than other businesses in our industry because of the significant concentration of our restaurants in the Upper Midwest, Rocky Mountain and Mid-Atlantic states.
Our failure to manage our growth effectively could harm our business and operating results.
Our growth plan includes a significant number of new restaurants. Our existing restaurant management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure which could harm our business, financial condition or results of operations.
We believe our culture—from the restaurant level up through management—is an important contributor to our success. As we grow, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Among other important factors, our culture depends on our ability to attract, retain and motivate employees who share our enthusiasm and dedication to our concept. Our business, financial condition or results of operations could be materially adversely affected if we do not maintain our infrastructure and culture as we grow.
The planned rapid increase in the number of our restaurants may make our future results unpredictable.
In 2013, we opened 42 company-owned restaurants, net of one closure, and 11 franchise restaurants, and in 2014 we plan to open between 42 and 50 company-owned restaurants and between 10 and 15 franchise restaurants. Our growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate and be unpredictable or adversely affect our profits. Our future results depend on various factors, including successful selection of new markets and restaurant locations, local market acceptance of our restaurants, consumer recognition of the quality of our food and willingness to pay our prices, the quality of our operations and general economic conditions. In addition, as has happened when other restaurant concepts have tried to expand, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. Newly opened restaurants or our future markets and restaurants may not be successful or our system-wide average restaurant sales may not increase at historical rates, which could materially adversely affect our business, financial condition or results of operations.
Opening new restaurants in existing markets may negatively affect sales at our existing restaurants.
The consumer target area of our restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, the opening of a new restaurant in or near markets in which we already have restaurants could adversely affect the sales of these existing restaurants. Existing restaurants could also make it more difficult to build our consumer base for a new restaurant in the same market. Our core business strategy does not entail opening new restaurants that we believe will materially affect sales at our existing restaurants, but we may selectively open new restaurants in and around areas of existing restaurants that are operating at or near capacity to effectively serve our customers. Sales cannibalization between our restaurants may become significant in the future as we continue to expand our operations and could affect our sales growth, which could, in turn, materially adversely affect our business, financial condition or results of operations.
Competition from other restaurant companies could adversely affect us.
We face competition from the casual dining, quick-service and fast casual segments of the restaurant industry. These segments are highly competitive with respect to taste, price, food quality and presentation, service, location and the ambience and condition of each restaurant, among other things. Our competition includes a variety of locally owned restaurants and national and regional chains who offer dine-in, carry-out and delivery services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. Among our competitors are a number of multi-unit, multi-market fast casual restaurant concepts, some of which are expanding nationally. As we expand, we will face competition from these concepts and new competitors that strive to compete with our market segments. For example, additional competitive pressures come from the deli sections and in-store cafés of grocery store chains, as well as from convenience stores and online meal preparation sites. These competitors may have, among other things, lower operating costs, better locations, better facilities, better management, more effective marketing and more efficient operations.
Several of our competitors compete by offering menu items that are specifically identified as low in carbohydrates, gluten-free or healthier for consumers. In addition, many of our competitors emphasize lower-cost value options or meal packages or have loyalty programs, strategies we do not currently pursue. Any of these competitive factors may materially adversely affect our business, financial condition or results of operations.
Negative publicity relating to one of our restaurants, including our franchised restaurants, could reduce sales at some or all of our other restaurants.
Our success is dependent in part upon our ability to maintain and enhance the value of our brand, consumers’ connection to our brand and positive relationships with our franchisees. We may, from time to time, be faced with negative publicity relating to food quality, restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing, employee relationships or other matters, regardless of whether the allegations are valid or whether we are held to be responsible. The negative impact of adverse publicity relating to one restaurant may extend far beyond the restaurant or franchise involved to affect some or all of our other restaurants. The risk of negative publicity is particularly great with respect to our franchised restaurants because we are limited in the manner in which we can regulate them, especially on a real-time basis. The considerable expansion in the use of social media over recent years can further amplify any negative publicity that could be generated by such incidents. A similar risk exists with respect to unrelated food service businesses, if consumers associate those businesses with our own operations.
Additionally, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims could materially adversely affect our business, financial condition or results of operations. Consumer demand for our products and our brand’s value could diminish significantly if any such incidents or other matters create negative publicity or otherwise erode consumer confidence in us or our products, which would likely result in lower sales and could materially adversely affect our business, financial condition or results of operations.

Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition or results of operations.
We are subject to various federal, state and local regulations. Our restaurants are subject to state and local licensing and regulation by health, alcoholic beverage, sanitation, food and occupational safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses, approvals or permits for our restaurants, which could delay planned restaurant openings or affect the operations at our existing restaurants. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.
We are subject to the U.S. Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, including our restaurants. We may in the future have to modify restaurants, for example, by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material.
Our operations are also subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state and local laws that govern these and other employment law matters. In addition, federal, state and local proposals related to paid sick leave or similar matters could, if implemented, materially adversely affect our business, financial condition or results of operations.
Food safety and foodborne illness concerns could have an adverse effect on our business.
We cannot guarantee that our internal controls and training will be fully effective in preventing all food safety issues at our restaurants, including any occurrences of foodborne illnesses such as salmonella, E. coli and Hepatitis A. In addition, there is no guarantee that our franchise locations will maintain the high levels of internal controls and training we require at our company-owned restaurants. Furthermore, we and our franchisees rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single restaurant. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our restaurants or markets or related to food products we sell could negatively affect our restaurant sales nationwide if highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our restaurants. A number of other restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our restaurants, or negative publicity or public speculation about an incident, could materially adversely affect our business, financial condition or results of operations.
Compliance with environmental laws may negatively affect our business.
We are subject to federal, state and local laws and regulations concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances. These environmental laws provide for significant fines and penalties for noncompliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such hazardous or toxic substances at, on or from our restaurants. Environmental conditions relating to releases of hazardous substances at prior, existing or future restaurant sites could materially adversely affect our business, financial condition or results of operations. Further, environmental laws, and the administration, interpretation and enforcement thereof, are subject to change and may become more stringent in the future, each of which could materially adversely affect our business, financial condition or results of operations.
We rely heavily on certain vendors, suppliers and distributors, which could adversely affect our business.
Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We do not control the businesses of our vendors, suppliers and distributors and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which could materially adversely affect our business, financial condition or results of operations.
In addition, we use various third-party vendors to provide, support and maintain most of our management information systems. We also outsource certain accounting, payroll and human resource functions to business process service providers. The failure of such vendors to fulfill their obligations could disrupt our operations. Additionally, any changes we may make to the services we obtain from our vendors, or new vendors we employ, may disrupt our operations. These disruptions could materially adversely affect our business, financial condition or results of operations.
The effect of changes to healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our financial results.
In 2010, the Patient Protection and Affordable Care Act of 2010 (the "PPCA") was signed into law in the United States to require health care coverage for many uninsured individuals and expand coverage to those already insured. We currently offer and subsidize comprehensive healthcare coverage, primarily for our salaried employees. The healthcare reform law will require us, beginning in 2015, to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. If we elect to offer such benefits we may incur substantial additional expense. If we fail to offer such benefits, or the benefits we elect to offer do not meet the applicable requirements, we may incur penalties. The healthcare reform law also requires individuals to obtain coverage or face individual penalties, so employees who are currently eligible but elect not to participate in our healthcare plans may find it more advantageous to do so because of such requirement. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us we will become less competitive in the market for our labor. Finally, implementing the requirements of healthcare reform is likely to impose additional administrative costs. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may significantly increase our healthcare coverage costs and could materially adversely affect our, business, financial condition or results of operations.
Unionization activities or labor disputes may disrupt our operations and affect our profitability.
Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition or results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes may increase our costs.
As an employer, we may be subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare and benefit issues. Such actions, if brought against us and successful in whole or in part, may affect our ability to compete or could materially adversely affect our business, financial condition or results of operations.
Changes in employment laws may adversely affect our business.
Various federal and state labor laws govern the relationship with our employees and affect operating costs. These laws include employee classification as exempt/non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, workers’ compensation rates, immigration status and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition, operating results or cash flow:

•	minimum wages;

•	mandatory health benefits;

•	vacation accruals;

•	paid leaves of absence, including paid sick leave; and

•	tax reporting.

In addition, various states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the U.S. Congress and Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs as well. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the "E-Verify" program, an Internet-based, free program run by the United States government to verify employment eligibility, in all of our restaurants and in our corporate support office. However, use of the "E-Verify" program does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our business, financial condition or results of operations.
We rely in part on our franchisees, and if our franchisees cannot develop or finance new restaurants, build them on suitable sites or open them on schedule, our growth and success may be affected.
We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, despite our training, support and monitoring, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. The failure of our franchisees to operate their franchises successfully could have a material adverse effect on us, our reputation, our brand and our ability to attract prospective franchisees and could materially adversely affect our business, financial condition or results of operations.
Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us, or be able to find suitable sites on which to develop them, or they may elect to cease development for other reasons. Franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could slow our growth and reduce our franchise revenues. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new restaurants. The lack of adequate financing could adversely affect the number and rate of new restaurant openings by our franchisees and adversely affect our future franchise revenues.
A franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under such franchisee’s franchise arrangements. In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise arrangements pursuant to Section 365 under the United States bankruptcy code, in which case there would be no further royalty payments from such franchisee, and there can be no assurance as to the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee in connection with a damage claim resulting from such rejection.
Failure to support our expanding franchise system could have a material adverse effect on our business, financial condition or results of operations.
Our growth strategy depends in part on expanding our franchise network, which will require the implementation of enhanced business support systems, management information systems, financial controls and other systems and procedures as well as additional management, franchise support and financial resources. We may not be able to manage our expanding franchise system effectively. Failure to provide our franchisees with adequate support and resources could materially adversely affect both our new and existing franchisees as well as cause disputes between us and our franchisees and potentially lead to material liabilities. Any of the foregoing could materially adversely affect our business, financial condition or results of operations.
We have limited control over our franchisees and our franchisees could take actions that could harm our business.
Franchisees are independent contractors and are not our employees, and we do not exercise control over their day-to-day operations. We provide training and support to franchisees, but the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. If franchisees do not meet our standards and requirements, our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could decline significantly.
Franchisees, as independent business operators, may from time to time disagree with us and our strategies regarding the business or our interpretation of our, and their, rights and obligations under franchise and development agreements. This may lead to disputes with our franchisees in the future. These disputes may divert the attention of our management and our franchisees from operating our restaurants and affect our image and reputation and our ability to attract franchisees in the future, which could materially adversely affect our business, financial condition or results of operations.
If we or our franchisees face labor shortages or increased labor costs, our growth and operating results could be adversely affected.
Labor is a primary component in the cost of operating our restaurants. If we or our franchisees face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. In addition, our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, including customer service and kitchen staff, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in some geographic areas. In addition, restaurants have traditionally experienced relatively high employee turnover rates. Although we have not yet experienced significant problems in recruiting or retaining employees, our and our franchisees’ ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition or results of operations.
If we or our franchisees are unable to continue to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected. Competition for these employees could require us or our franchisees to pay higher wages, which could result in higher labor costs. In addition increases in the minimum wage would increase our labor costs. Additionally, costs associated with workers’ compensation are rising, and these costs may continue to rise in the future. We may be unable to increase our menu prices in order to pass these increased labor costs on to consumers, in which case our margins would be negatively affected, which could materially adversely affect our business, financial condition or results of operations.
We depend on the services of key executives, the loss of which could materially harm our business.
Our senior executives have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could materially adversely affect our business until a suitable replacement is found. We believe that these individuals cannot easily be replaced with executives of equal experience and capabilities. Although we have employment agreements with our Chief Executive Officer and our President and Chief Operating Officer, we cannot prevent them from terminating their employment with us.
Changes in economic conditions could materially affect our ability to maintain or increase sales at our restaurants or open new restaurants.
The restaurant industry depends on consumer discretionary spending. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumers' discretionary spending. Economic conditions may remain volatile and may continue to depress consumer confidence and discretionary spending for the near term. Traffic in our restaurants could decline if consumers choose to dine out less frequently or reduce the amount they spend on meals while dining out. Negative economic conditions (including negative economic conditions resulting from war, terrorist activities, global economic occurrences or trends or other geo-political events) might cause consumers to make long-term changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential restaurant closures could result from prolonged negative restaurant sales, which could materially adversely affect our business, financial condition or results of operations.

Health concerns arising from outbreaks of viruses may have an adverse effect on our business.
The United States and other countries have experienced, or may experience in the future, outbreaks of neurological diseases or other diseases or viruses, such as norovirus, influenza and H1N1. If a virus is transmitted by human contact, our employees or customers could become infected, or could choose, or be advised, to avoid gathering in public places, any one of which could materially adversely affect our business, financial condition or results of operations.
Changes in food and supply costs could adversely affect our results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as pasta, beef, chicken, wheat flour, cheese and other dairy products, tofu and vegetables, could adversely affect our operating results. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations. For example, higher diesel prices have in some cases resulted in the imposition of surcharges on the delivery of commodities to our distributors, which they have generally passed on to us to the extent permitted under our arrangements with them.
If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be adversely affected. Although we often enter into contracts for the purchase of food products and supplies, we do not have long-term contracts for the purchase of all of such food products and supplies. As a result, we may not be able to anticipate or react to changing food costs by adjusting our purchasing practices or menu prices, which could cause our operating results to deteriorate. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if customers change their dining habits as a result. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe. In addition, because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers. These potential changes in food and supply costs could materially adversely affect our business, financial condition or results of operations.
Failure to receive frequent deliveries of fresh food ingredients and other supplies could harm our operations.
Our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. We currently import ingredients from many different countries. Shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition or results of operations could be adversely affected. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if customers change their dining habits as a result. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe. This reduction in sales could materially adversely affect our business, financial condition or results of operations.
New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our results of operations.
Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health. Such changes may include federal, state and local regulations that impact the ingredients and nutritional content of the food and beverages we offer. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our menu offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may choose or be required to modify or delete certain menu items, which may adversely affect the attractiveness of our restaurants to new or returning customers. To the extent we are unwilling or unable to respond with appropriate changes to our menu offerings, it could materially affect consumer demand and have an adverse impact on our business, financial condition or results of operations.
Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These requirements may be different or inconsistent with requirements under the PPACA, which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. These inconsistencies could be challenging for us to comply with in an efficient manner. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.
Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. Additionally, if consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items, and we may experience higher costs associated with the implementation of those changes. We cannot predict the impact of the new nutrition labeling requirements under the PPACA until final regulations are promulgated. The risks and costs associated with nutritional disclosures on our menus could also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of nutritional information obtained from third-party suppliers.
We may not be able to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits. The imposition of menu labeling laws could materially adversely affect our business, financial condition or results of operations, as well as our position within the restaurant industry in general.
We expect to need capital in the future, and we may not be able to raise that capital on acceptable terms.
Developing our business will require significant capital in the future. To meet our capital needs, we expect to rely on our cash flow from operations and third-party financing. Third-party financing in the future may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions such as financial covenants under our credit facility or other debt documents. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth and could materially adversely affect our business, financial condition or results of operations.
We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.
We do not own any real property. Payments under our operating leases account for a significant portion of our operating expenses and we expect the new restaurants we open in the future will similarly be leased. Our leases generally have an initial term of ten years and generally can be extended only in five-year increments (at increased rates). All of our leases require a fixed annual rent, although some require the payment of additional rent if restaurant sales exceed a negotiated amount. Generally, our leases are "net" leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. These potential increased occupancy costs and closed restaurants could materially adversely affect our business, financial condition or results of operations.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.
Our intellectual property is material to the conduct of our business. Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos and the unique ambience of our restaurants. While it is our policy to protect and defend vigorously our rights to our intellectual property, we cannot predict whether steps taken by us to protect our intellectual property rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages, which in turn could materially adversely affect our business, financial condition or results of operations.
We may incur costs resulting from breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions.
The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.
We rely heavily on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.
We rely heavily on information systems, including point-of-sale processing in our restaurants, for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in delays in customer service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.
We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.
Our customers occasionally file complaints or lawsuits against us alleging we caused an illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, equal opportunity, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment in excess of our insurance coverage for any claims could materially and adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation or prospects, which in turn could materially adversely affect our business, financial condition or results of operations.
We are subject to state and local "dram shop" statutes, which may subject us to uninsured liabilities. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Because a plaintiff may seek punitive damages, which may not be fully covered by insurance, this type of action could have an adverse impact on our financial condition or results of operations. A judgment in such an action significantly in excess of, or not covered by, our insurance coverage could adversely affect our business, financial condition or results of operations. Further, adverse publicity resulting from any such allegations may adversely affect us and our restaurants taken as a whole.

In addition, the restaurant industry has been subject to a growing number of claims based on the nutritional content of food products sold and disclosure and advertising practices. We may also be subject to this type of proceeding in the future and, even if we are not, publicity about these matters (particularly directed at the quick-service or fast casual segments of the industry) may harm our reputation and could materially adversely affect our business, financial condition or results of operations.
Our current insurance may not provide adequate levels of coverage against claims.
There are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business and results of operations. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability, employee health and property insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our financial condition, results of operations and liquidity. Failure to obtain and maintain adequate directors’ and officers’ insurance would likely adversely affect our ability to attract and retain qualified officers and directors.
Failure to obtain and maintain required licenses and permits or to comply with alcoholic beverage or food control regulations could lead to the loss of our liquor and food service licenses and, thereby, harm our business.
The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages. Such regulations are subject to change from time to time. The failure to obtain and maintain these licenses, permits and approvals could adversely affect our operating results. Typically, licenses must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, which would adversely affect our business.
Alcoholic beverage control regulations generally require our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. Any future failure to comply with these regulations and obtain or retain liquor licenses could adversely affect our business, financial condition or results of operations.
Changes to accounting rules or regulations may adversely affect our results of operations.
Changes to existing accounting rules or regulations may impact our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have indicated that they may begin to require lessees to capitalize operating leases in their financial statements in the next few years. If adopted, such change would require us to record significant capital lease obligations on our balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could materially adversely affect our financial condition or results of operations.
Pursuant to the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an "emerging growth company."
Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an "emerging growth company." We could be an "emerging growth company" until the end of our 2018 fiscal year.

Our principal stockholders and their affiliates own a substantial portion of our outstanding equity, and their interests may not always coincide with the interests of the other holders.
As of December 31, 2013, Catterton, certain of its affiliates and Argentia beneficially owned in the aggregate shares representing approximately 44.4% of our outstanding voting power, assuming no conversion of Class B common stock into common stock. Persons associated with Catterton, Argentia and PSPIB currently serve on our board of directors. Catterton and certain of its affiliates beneficially own, in the aggregate, shares representing approximately 28.3% of our outstanding equity interests and approximately 35.9% of our outstanding voting power as of December 31, 2013. Argentia beneficially owns shares representing approximately 28.0% of our outstanding equity interests and approximately 8.5% of our outstanding voting power as of December 31, 2013. On March 3, 2014, Argentia converted 4,770,542 shares of Class B common stock to Class A Common stock, see Note 18 "Subsequent Events" in our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data." If these shares had been converted as of December 31, 2013, Catterton and certain of its affiliates would have beneficially owned, in aggregate, shares representing approximately 29.8% of our outstanding voting power and Argentia would have beneficially owned shares representing approximately 24.1% of our outstanding voting power. As a result, Catterton, certain of its affiliates and Argentia could continue to potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change in control transactions. The interests of Catterton, certain of its affiliates and Argentia may not always coincide with the interests of the other holders of our common stock.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our common stock, except for the Class C common stock dividend paid to Argentia, the previous holder of the one outstanding share of our Class C common stock, which was redeemed in connection with our initial public offering. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. See Item 5. "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Dividends."
Provisions in our charter documents and Delaware law may delay or prevent our acquisition by a third party.
Our amended and restated certificate of incorporation and bylaws, and Delaware law, contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. For example, we have a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change membership of a majority of our board of directors. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding equity interests. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
As of December 31, 2013, we and our franchisees operated 380 restaurants in 29 states and the District of Columbia. Our restaurants are typically 2,600 to 2,700 square feet and are located in a variety of suburban, urban and small markets. We lease the property for our central support office and all of the properties on which we operate restaurants
The chart below shows the locations of our company-owned and franchised restaurants as of December 31, 2013.

State	Company- owned	Franchised	Total
California	7	—	7
Colorado	53	—	53
Connecticut	—	1	1
Delaware	2	—	2
District of Columbia	3	—	3
Idaho	3	—	3
Illinois	45	4	49
Indiana	3	16	19
Iowa	9	1	10
Kansas	8	—	8
Kentucky	1	—	1
Maryland	24	—	24
Michigan	—	17	17
Minnesota	34	—	34
Missouri	4	7	11
Nebraska	—	5	5
New Jersey	—	2	2
New York	—	1	1
North Carolina	8	—	8
North Dakota	—	3	3
Ohio	14	—	14
Oregon	5	—	5
Pennsylvania	7	—	7
South Dakota	—	1	1
Tennessee	5	1	6
Texas	8	—	8
Utah	12	—	12
Virginia	29	—	29
Washington	1	—	1
Wisconsin	33	3	36
	318	62	380
We are obligated under non-cancelable leases for our restaurants and our central support office. Our restaurant leases generally have initial terms of 10 years with two or more five-year extensions. Our restaurant leases generally have renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds, although we generally do not expect to pay significant contingent rent on these properties based on the thresholds in those leases.

ITEM 3.    Legal Proceedings

For information regarding legal proceedings, See Note 15 "Commitments and Contingencies" in our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."
ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the Nasdaq Global Select Market under the symbol NDLS since it began trading on June 28, 2013. Our initial public offering was priced at $18.00 per share on June 27, 2013. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Select Market.

	High	Low

Fiscal Year 2013
Second quarter (June 28, 2013 - July 2, 2013)	$51.97	$32.00
Third quarter (July 3, 2013 - October 1, 2013)	$51.40	$38.90
Fourth quarter (October 2, 2013 - December 31, 2013)	$49.75	$33.67

On February 28, 2014, the closing price per share of our common stock on the Nasdaq Global Select Market was $39.81 and there were approximately 64 stockholders of record of our common stock.
Purchases of Equity Securities by the Issuer
The table below reflects shares of common stock we repurchased during the fourth quarter of 2013.

	Total Number of Shares Purchased	Average Price Paid Per Share
October
Purchased 10/2 through 10/31	43,967	$43.58
November
Purchased 11/1 through 11/30	4,119	39.46
December
Purchased 12/1 through 12/31	120,098	37.92
Total	168,184	$39.44
In connection with our follow-on offering in December 2013, 108,267 shares were offered by us, the proceeds of which were used to repurchase the same number of shares from certain officers at the same net price per share and such repurchased shares are included in the table above. The remaining shares purchased represent shares surrendered by participants under our Stock Incentive Plan as payment of exercise price and applicable tax withholding on certain stock option exercises. These shares were repurchased by us pursuant to the terms of the plan and applicable award agreements and not pursuant to publicly announced share repurchase authorization.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock from June 28, 2013 (using the price of which our shares of common stock were initially sold to the public) to December 31, 2013 to that of the total return of the Nasdaq Composite and the S&P 600 Restaurants Index. The comparison assumes $100 was invested in our common stock on June 28, 2013 and in each of the forgoing indices on June 28, 2013 and assumes the reinvestment of dividends. This graph is furnished and not "filed" with the Securities and Exchange Commission or "soliciting material" under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Dividends
No dividends have been declared or paid on our shares of equity interests, except for the Class C common stock dividend paid to the previous holder of the one outstanding share of our Class C common stock which was redeemed upon our initial public offering. We do not anticipate paying any cash dividends on shares of our Class A common stock, or any of our equity interests, in the foreseeable future. We currently intend to retain any earnings to finance the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our earnings, capital requirements, results of operations, financial condition, business prospects and other factors that our board of directors considers relevant. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions" for additional information regarding our financial condition.

ITEM 6.    Selected Financial Data
The following table summarizes the consolidated historical financial and operating data for the periods indicated. The statements of income data for the fiscal years ended December 31, 2013, January 1, 2013 and January 3, 2012 and the balance sheet data as of December 31, 2013 and January 1, 2013 have been derived from our audited consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data," and the statements of income data from the fiscal years ended December 28, 2010 and December 29, 2009 and the balance sheet data as of January 3, 2012, December 28, 2010 and December 29, 2009 have been derived from our audited consolidated financial statements not included in this report.
The historical results presented below are not necessarily indicative of the results to be expected for any future period. This information should be read in conjunction with "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the related notes included elsewhere in this report.
We operate on a 52 or 53 week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2011, which ended on January 3, 2012, contained 53 weeks, and all other fiscal years presented below contained 52 weeks. We refer to our fiscal years as 2013, 2012, 2011, 2010 and 2009. Our fiscal quarters each contain thirteen weeks, with the exception of the fourth quarter of a 53 week fiscal year, which contains fourteen weeks.

	Fiscal Year Ended
	December 31, 2013	January 1, 2013	January 3, 2012	December 28, 2010	December 29, 2009
	(in thousands, except share and per share data)
Statements of Income Data:
Revenue:
Restaurant revenue	$347,140	$297,264	$253,467	$218,560	$190,175
Franchising royalties and fees	3,784	3,146	2,599	2,272	2,293
Total revenue	350,924	300,410	256,066	220,832	192,468
Costs and Expenses:
Restaurant Operating Costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	91,892	78,997	66,419	56,869	51,487
Labor	104,040	89,435	75,472	64,942	56,581
Occupancy	35,173	29,323	25,208	21,650	18,652
Other restaurant operating costs	44,078	36,380	32,031	27,403	23,620
General and administrative(1)	35,893	29,081	26,463	27,302	21,713
Depreciation and amortization	20,623	16,719	14,501	13,932	13,315
Pre-opening	3,809	3,145	2,327	2,088	1,780
Asset disposals, closure costs and restaurant impairments	1,164	1,278	1,629	2,815	1,070
Total costs and expenses	336,672	284,358	244,050	217,001	188,218
Income from operations	14,252	16,052	12,016	3,831	4,250
Debt extinguishment expense	624	2,646	275	—	—
Interest expense	2,196	5,028	6,132	1,819	1,840
Income before income taxes	11,432	8,378	5,609	2,012	2,410
Provision (benefit) for income taxes	4,767	3,215	1,780	(366)	1,343
Net income	$6,665	$5,163	$3,829	$2,378	$1,067

	Fiscal Year Ended
	December 31, 2013	January 1, 2013	January 3, 2012	December 28, 2010	December 29, 2009
	(in thousands, except share and per share data)
Earnings per Class A and Class B common share, combined:
Basic	$0.25	$0.22	$0.16	$0.10	0.04
Diluted	$0.24	$0.22	$0.16	$0.09	0.04
Weighted average Class A and Class B common shares outstanding, combined:
Basic	26,406,904	23,238,984	23,237,698	24,386,059	24,360,855
Diluted	27,688,629	23,265,542	23,237,698	25,226,989	24,396,296
Selected Operating Data:
Company-owned restaurants at end of period	318	276	239	212	186
Franchise-owned restaurants at end of period	62	51	45	43	43
Company-owned:
Average unit volumes(2)	$1,179	$1,178	$1,147	$1,126	$1,098
Comparable restaurant sales(3)	4.3%	5.2%	4.2%	3.2%	0.4%
Restaurant contribution(4)	$71,957	$63,129	$54,337	$47,697	$39,835
as a percentage of restaurant revenue	20.7%	21.2%	21.4%	21.8%	20.9%
EBITDA(5)	$34,251	$30,125	$26,242	$17,763	$17,565
Adjusted EBITDA(5)	$47,220	$36,283	$30,488	$26,472	$20,375
as a percentage of revenue	13.5%	12.1%	11.9%	12.0%	10.6%

	As of
	December 31, 2013	January 1, 2013	January 3, 2012	December 28, 2010	December 29, 2009
	(in thousands)
Balance Sheet Data(6):
Total current assets	$18,333	$16,154	$12,879	$214,498	$8,727
Total assets	169,469	156,995	126,325	311,148	95,764
Total current liabilities	24,165	23,760	20,557	213,664	17,342
Total long-term debt	6,312	93,731	77,523	77,030	33,838
Total liabilities	63,329	142,987	118,802	309,070	67,214
Temporary equity	—	3,601	2,572	2,572	—
Total stockholders' equity	187,802	10,407	4,951	(494)	28,550
_____________

(1)
2010 included $3.7 million of non-cash stock-based compensation expense and $0.3 million of expense for our portion of payroll taxes related to the 2010 Equity Recapitalization. See Note 2 of our consolidated financial statements, Equity Recapitalization. 2013 included $0.5 million and 2012 and 2011 each included $1.0 million of management fee expense, respectively, in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed. In the second quarter of 2013, we incurred $ 5.7 million of IPO related expenses: $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operating Officer of which 50% were vested at grant, $1.7 million of transaction bonuses and related payroll taxes and $ 0.8 million in transaction payments to our Equity Sponsors. Additionally, we incurred $0.7 million of expenses related to our follow-on offering which closed in December of 2013.

(2)	AUVs consist of average annualized sales of all company-owned restaurants over the trailing 12 periods in a typical operating year.

(3)	Comparable restaurant sales represent year-over-year sales for restaurants open for at least 18 full periods.

(4)	Restaurant contribution represents restaurant revenue less restaurant operating costs which are cost of sales, labor, occupancy and other restaurant operating costs.

(5)
EBITDA and adjusted EBITDA are supplemental measures of operating performance that do not represent and should not be considered as alternatives to net income or cash flow from operations, as determined by US GAAP, and our calculation thereof may not be comparable to that reported by other companies. These measures are presented because we believe that investors' understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for evaluating our ongoing results of operations.

EBITDA is calculated as net income before interest expense, provision (benefit) for income taxes and depreciation and amortization. Adjusted EBITDA further adjusts EBITDA to reflect the additions and eliminations described in the table below.
EBITDA and adjusted EBITDA are presented because: (i) we believe they are useful measures for investors to assess the operating performance of our business without the effect of non-cash charges such as depreciation and amortization expenses and asset disposals, closure costs and restaurant impairments and (ii) we use adjusted EBITDA internally as a benchmark for certain of our cash incentive plans and to evaluate our operating performance or compare our performance to that of our competitors. The use of adjusted EBITDA as a performance measure permits a comparative assessment of our operating performance relative to our performance based on our US GAAP results, while isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. Companies within our industry exhibit significant variations with respect to capital structures and cost of capital (which affect interest expense and income tax rates) and differences in book depreciation of property, plant and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. Our management believes that adjusted EBITDA facilitates company-to-company comparisons within our industry by eliminating some of these foregoing variations. Adjusted EBITDA as presented may not be comparable to other similarly-titled measures of other companies, and our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by excluded or unusual items.
Because of these limitations, EBITDA and adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with US GAAP. We compensated for these limitations by relying primarily on our US GAAP results and using EBITDA and adjusted EBITDA only supplementally. Our management recognizes that EBITDA and adjusted EBITDA have limitations as analytical financial measures, including the following:

•	EBITDA and adjusted EBITDA do not reflect our capital expenditures or future requirements for capital expenditures;

•	EBITDA and adjusted EBITDA do not reflect interest expense, or the cash requirements necessary to service interest or principal payments, associated with our indebtedness;

•
EBITDA and adjusted EBITDA do not reflect depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, and do not reflect cash requirements for such replacements;

•	Adjusted EBITDA does not reflect the cost of stock-based compensation; and

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs.
A reconciliation of net income to EBITDA and adjusted EBITDA is provided below:

	Fiscal Year Ended
	December 31, 2013	January 1, 2013	January 3, 2012	December 28, 2010	December 29, 2009
	(in thousands)
Net income	$6,665	$5,163	$3,829	$2,378	$1,067
Depreciation and amortization	20,623	16,719	14,501	13,932	13,315
Interest expense	2,196	5,028	6,132	1,819	1,840
Provision for income taxes	4,767	3,215	1,780	(366)	1,343
EBITDA	$34,251	$30,125	$26,242	$17,763	$17,565
Debt extinguishment expense	624	2,646	275	—	—
Asset disposals, closure costs and restaurant impairment	1,164	1,278	1,629	2,815	1,070
Management fees(a)	500	1,000	1,014	—	—
Stock-based compensation expense(b)	4,318	1,234	1,328	5,894	1,740
IPO related expenses(c)	5,667	—	—	—	—
Follow-on offering expenses(d)	696	—	—	—	—
Adjusted EBITDA	$47,220	$36,283	$30,488	$26,472	$20,375
_____________

(a)
Fiscal year 2013 included $0.5 million in management fee expense, and fiscal years 2012 and 2011 each included $1.0 million of management fee expense, in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed.

(b)
2010 included $3.7 million of non-cash stock-based compensation expense and $0.3 million of expense for our portion of payroll taxes related to the 2010 Equity Recapitalization. See Note 2 of our consolidated financial statements, Equity Recapitalization.

(c)
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

(d)	Reflects $0.7 million of offering expenses related to our follow-on offering completed in December of 2013.

(6)
As of December 28, 2010 the consolidated balance sheet included $189.4 million in restricted cash and current liabilities that were temporarily held due to timing of the 2010 Equity Recapitalization. See Note 2 of our consolidated financial statements, Equity Recapitalization.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included in Item 8. "Financial Statements and Supplementary Data." In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1A. "Risk Factors" and elsewhere in this report.
We operate on a 52 or 53 week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2013 and 2012, which ended on December 31, 2013 and January 1, 2013, respectively, each contained 52 weeks. Fiscal year 2011, which ended on January 3, 2012, contained 53 weeks. We refer to our fiscal years as 2013, 2012 and 2011. Our fiscal quarters each contained 13 operating weeks, with the exception of the fourth quarter of 2011, which had 14 operating weeks.
NOODLES & COMPANY
A World of Flavors Under One Roof
Overview
Noodles & Company is a high growth, fast casual restaurant concept offering lunch and dinner within a fast growing segment of the restaurant industry. We opened our first location in 1995, offering noodle and pasta dishes, staples of many cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, soups, salads and sandwiches, which are served on china by our friendly team members. We believe we offer our customers value with per person spend of approximately $8.00 in 2013.
2013 Highlights and Trends
Restaurant Development. New restaurants have contributed substantially to our revenue growth and in 2013, we opened 42 company-owned restaurants net of one closure in the first quarter of 2013 and 11 franchise restaurants for a total of 53 restaurants opened system-wide. As of December 31, 2013, we had 318 company-owned restaurants and 62 franchise restaurants in 29 states and the District of Columbia. In 2014 we anticipate opening between 42 to 50 company-owned restaurants and 10 to 15 franchise restaurants.
Comparable Restaurant Sales. Comparable restaurant sales increased by 3.0% system-wide in 2013. Comparable restaurant sales growth in 2013 was the result of both increases in per person spend and traffic. Comparable restaurant sales represent year-over-year sales comparisons for restaurants open for at least 18 full periods.
Your World Kitchen. We completed installation of "Your World Kitchen" interior signage in all of our company-owned restaurants during the second quarter of 2013. Installations in our company-owned restaurants began in 2012 when we began using the phrase to describe the breadth of our offering and our customers' dining experience.
Initial Public Offering. On July 2, 2013, we completed our IPO of Class A common stock at $18.00 per share. We issued 6,160,714 shares, including 803,571 shares of Class A common stock sold to the underwriters in the IPO pursuant to their over-allotment option. After underwriter discounts and commissions and estimated offering expenses, net proceeds from the offering were $100.2 million. We used these proceeds to repay all but $0.2 million of our outstanding debt as of July 2, 2013, including the full repayment of our term loan.
As a result of the IPO and the repayment of nearly all our outstanding debt, we now benefit from savings on interest expense and management fees that we incurred as a private company, but we also incur incremental costs as a public company including incremental legal, accounting, insurance and other compliance costs. We will continue to use our operating cash flows and borrowings on our revolving line of credit to fund capital expenditures to support restaurant growth as well as to invest in our existing restaurants and infrastructure and information technology. See "—Liquidity and Capital Resources."
Further, in connection with the IPO, we incurred $5.7 million of IPO related expenses, which includes $3.2 million of stock-based compensation expenses related to stock option grants and accelerated stock option vesting related to the IPO, $1.7 million of transaction bonuses and payroll tax, and $0.8 million paid to our Equity Sponsors. Additionally, the financial impact of the IPO will affect the comparability of our post-IPO financial performance to our pre-IPO financial performance. We estimate recurring incremental legal, accounting, insurance and other company costs we would have incurred during the first two fiscal quarters of 2013 had we been a public company would have been approximately $714,000.
Follow-on Offering. On December 5, 2013, we completed a follow-on offering of 4,500,000 shares of the our Class A common stock at a price of $39.50 per share. All of the shares in the offering were offered by selling stockholders, except for 108,267 shares offered by us, the proceeds of which were used to repurchase the same number of shares from certain officers at the same price per share, net of commissions. We did not receive any net proceeds from the offering. The selling stockholders paid all of the underwriting discounts and commissions associated with the sale of the shares; however, we incurred approximately $0.7 million in costs and expenses related to this offering.
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
Comparable Restaurant Sales
Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. As of 2013, 2012 and 2011, there were 248, 216 and 192 restaurants, respectively, in our comparable restaurant base for company owned locations. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable restaurant sales growth is generated by increases in traffic, which we calculate as the number of entrées sold, or changes in per person spend, calculated as sales divided by traffic. Per person spend can be influenced by changes in menu prices and the mix and number of items sold per person.
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
As a result of the 53-week fiscal year 2011, our fiscal year 2012 began one week later than our fiscal year 2011. Consistent with common industry practice, we present comparable restaurant sales on a calendar-adjusted basis that aligns current year sales weeks with comparable periods in the prior year, regardless of whether they belong to the same fiscal period or not. Since opening new company-owned and franchise restaurants will be a significant component of our revenue growth, comparable restaurant sales are only one measure of how we evaluate our performance.
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
EBITDA and Adjusted EBITDA
We define EBITDA as net income before interest expense, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income before interest expense, debt extinguishment expense, provision (benefit) for income taxes, asset disposals, closure costs and restaurant impairments, depreciation and amortization, stock-based compensation, management fees, IPO related expenses, and follow-on offering expenses.
EBITDA and Adjusted EBITDA provide clear pictures of our operating results by eliminating certain non-cash expenses that are not reflective of the underlying business performance. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business.
The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA:

	Fiscal Year Ended
	December 31, 2013	January 1, 2013	January 3, 2012	December 28, 2010	December 29, 2009
	(in thousands)
Net income	$6,665	$5,163	$3,829	$2,378	$1,067
Depreciation and amortization	20,623	16,719	14,501	13,932	13,315
Interest expense	2,196	5,028	6,132	1,819	1,840
Provision (benefit) for income taxes	4,767	3,215	1,780	(366)	1,343
EBITDA	$34,251	$30,125	$26,242	$17,763	$17,565
Debt extinguishment expense	624	2,646	275	—	—
Asset disposals, closure costs and restaurant impairment	1,164	1,278	1,629	2,815	1,070
Management fees(a)	500	1,000	1,014	—	—
Stock-based compensation expense(b)	4,318	1,234	1,328	5,894	1,740
IPO related expenses(c)	5,667	—	—	—	—
Follow-on offering expenses(d)	696	—	—	—	—
Adjusted EBITDA	$47,220	$36,283	$30,488	$26,472	$20,375
_____________

(a)
Fiscal year 2013 included $0.5 million in management fee expense, and fiscal years 2012 and 2011 each included $1.0 million of management fee expense, in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed.

(b)
2010 included $3.7 million of non-cash stock-based compensation expense and $0.3 million of expense for our portion of payroll taxes related to the 2010 Equity Recapitalization. See Note 2 of our consolidated financial statements, Equity Recapitalization.

(c)
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

(d)	Reflects $0.7 million of offering expenses related to our follow-on offering completed in December of 2013.
Key Financial Definitions
Cost of Sales
Cost of sales includes the direct costs associated with the food, beverage and packaging of our menu items. Cost of sales also includes any costs related to discounted menu items. Cost of sales is a substantial expense and can be expected to grow proportionally as our restaurant revenue grows. Fluctuations in cost of sales are caused primarily by volatility in the cost of commodity food items and related contracts for such items. Other important factors causing fluctuations in cost of sales include seasonality, discounting activity and restaurant level management of food waste.
Labor Costs
Labor costs include wages, payroll taxes, workers' compensation expense, benefits and bonuses paid to our management teams. Like other expense items, we expect labor costs to grow proportionally as our restaurant revenue grows. Factors that influence fluctuations in our labor costs include minimum wage and payroll tax legislation, the frequency and severity of workers' compensation claims, health care costs and the performance of our restaurants.
Occupancy Costs
Occupancy costs include rent, common area maintenance and real estate tax expense related to our restaurants and is expected to grow proportionally as we open new restaurants.
Other Restaurant Operating Costs
Other restaurant operating costs include the costs of utilities, restaurant-level marketing, credit card processing fees, restaurant supplies, repairs and maintenance and other restaurant operating costs. Like other costs, it is expected to grow proportionally as restaurant revenue grows.
General and Administrative Expense
General and administrative expense is composed of payroll, other compensation, travel, marketing, accounting fees, legal fees and other expenses related to the infrastructure required to support our restaurants. General and administrative expense also includes the non-cash stock compensation expense related to our employee stock incentive plan. General and administrative expense can be expected to grow as we grow, including incremental legal, accounting, insurance and other expenses incurred as a public company.
Depreciation and Amortization
Our principal depreciation and amortization charges relate to depreciation of fixed assets, including leasehold improvements and equipment, from restaurant construction and ongoing maintenance.
Pre-Opening Costs
Pre-opening costs relate to the costs incurred prior to the opening of a restaurant. These include management labor costs, staff labor costs during training, food and supplies utilized during training, marketing costs and other related pre-opening costs. Pre-opening costs also include rent recorded between date of possession and opening date for our restaurants.

Asset Disposals, Closure Costs and Restaurant Impairments
Asset disposals, closure costs and restaurant impairments include the loss on disposal of assets related to retirements and replacement of leasehold improvements or equipment, non-cash restaurant closure and impairment charges.
Debt Extinguishment
In both 2013 and 2012, we amended our credit facility to extend the maturity date and to reduce interest rates on borrowings. As a result of these amendments, a portion of the existing and new fees were treated as debt extinguishment. In 2011, we wrote off debt issuance costs related to our credit facility refinancing.
Interest Expense
Interest expense consists primarily of interest on our outstanding indebtedness. Debt issuance costs are amortized at cost over the life of the related debt.
Provision for Income Taxes
Provision for income taxes consists of federal, state and local taxes on our income.
Restaurant Openings, Closures and Relocations
The following table shows restaurants opened, closed or relocated in the years indicated.

	Fiscal Year Ended
	December 31, 2013	January 1, 2013	January 3, 2012
Company-Owned Restaurant Activity
Beginning of period	276	239	212
Openings	43	39	28
Closures and relocations(1)	(1)	(2)	(1)
Restaurants at end of period	318	276	239
Franchise Restaurant Activity
Beginning of period	51	45	43
Openings	11	6	2
Closures and relocations(1)	—	—	—
Restaurants at end of period	62	51	45
Total restaurants	380	327	284
_____________

(1)
We account for relocated restaurants under both restaurant openings and closures and relocations. During 2012, we closed one restaurant and relocated another restaurant. In fiscal 2011 and 2013, we closed one restaurant at the end of its lease term.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue. Fiscal year 2013 and 2012 contained 52 operating weeks and fiscal year 2011 contained 53 operating weeks. Each fiscal quarter contained 13 weeks.

	Fiscal Year Ended
	December 31, 2013	January 1, 2013	January 3, 2012
Revenue:
Restaurant revenue	98.9%	99.0%	99.0%
Franchising royalties and fees	1.1	1.0	1.0
Total revenue	100.0	100.0	100.0
Costs and Expenses:
Restaurant Operating Costs (exclusive of depreciation and amortization, shown separately below):(1)
Cost of sales	26.5	26.6	26.2
Labor	30.0	30.1	29.8
Occupancy	10.1	9.9	9.9
Other restaurant operating costs	12.7	12.2	12.6
General and administrative(2)	10.2	9.7	10.3
Depreciation and amortization	5.9	5.6	5.7
Pre-opening	1.1	1.0	0.9
Asset disposals, closure costs and restaurant impairments	0.3	0.4	0.6
Total costs and expenses	95.9	94.7	95.3
Income from operations	4.1	5.3	4.7
Debt extinguishment expense	0.2	0.9	0.1
Interest expense	0.6	1.7	2.4
Income before income taxes	3.3	2.8	2.2
Provision for income taxes	1.4	1.1	0.7
Net income	1.9%	1.7%	1.5%
_____________

(1)	As a percentage of restaurant revenue.

(2)
Fiscal year 2013 included $500,000 of management fee expense, and fiscal years 2012 and 2011 each included $1.0 million of management fee expense, in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed. Additionally, we incurred $0.7 million of expenses related to our follow-on offering which closed in December of 2013.

Fiscal Year Ended December 31, 2013 compared to Fiscal Year Ended January 1, 2013
Fiscal years 2013 and 2012 contained 52 operating weeks. The table below presents our operating results for 2013 and 2012, and the related year-over-year changes:

	Fiscal Year Ended		Increase / (Decrease)
	December 31, 2013	January 1, 2013	$	%
	(in thousands, except percentages)
Statements of Income Data:
Revenue:
Restaurant revenue	$347,140	$297,264	$49,876	16.8%
Franchising royalties and fees	3,784	3,146	638	20.3
Total revenue	350,924	300,410	50,514	16.8
Costs and Expenses:
Restaurant Operating Costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	91,892	78,997	12,895	16.3
Labor	104,040	89,435	14,605	16.3
Occupancy	35,173	29,323	5,850	20.0
Other restaurant operating costs	44,078	36,380	7,698	21.2
General and administrative(1)	35,893	29,081	6,812	23.4
Depreciation and amortization	20,623	16,719	3,904	23.4
Pre-opening	3,809	3,145	664	21.1
Asset disposals, closure costs and restaurant impairments	1,164	1,278	(114)	(8.9)
Total costs and expenses	336,672	284,358	52,314	18.4
Income from operations	14,252	16,052	(1,800)	(11.2)
Debt extinguishment expense	624	2,646	(2,022)	*
Interest expense	2,196	5,028	(2,832)	(56.3)
Income before income taxes	11,432	8,378	3,054	36.5
Provision for income taxes	4,767	3,215	1,552	48.3
Net income	$6,665	$5,163	$1,502	29.1%
_____________

*	Not meaningful.

(1)
Fiscal year 2013 included $500,000 of management fee expense and 2012 included $1.0 million of management fee expense, in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed. Additionally, we incurred $0.7 million of expenses related to our follow-on offering which closed in December of 2013.

Revenue
Restaurant revenue increased by $49.9 million in 2013 compared to 2012. Restaurants not in the comparable restaurant base accounted for $40.6 million of this increase, with the balance attributed to growth in comparable restaurant sales. Comparable restaurant sales increased by $9.3 million or 3.0% in 2013, composed primarily of a modest price increase we took during 2013 and increases in traffic at our comparable base restaurants.
Franchise royalties and fees increased by $0.6 million due to 11 new restaurant openings and increased comparable restaurant sales of 0.6% during 2013.

Cost of Sales
Cost of sales increased by $12.9 million in 2013 compared to 2012, due primarily to the increase in restaurant revenue in 2013. As a percentage of restaurant revenue, cost of sales decreased to 26.5% in 2013 from 26.6% in 2012. This decrease as a percentage of restaurant revenue was the result of an increase in restaurant menu pricing, partially offset by a minimal increase in food cost inflation.
Labor Costs
Labor costs increased by $14.6 million in 2013 compared to 2012, due primarily to the increase in restaurant revenue in 2013. As a percentage of restaurant revenue, labor costs decreased to 30.0% in 2013 from 30.1% in 2012. The decrease in labor cost percentage was driven primarily by lower incentive compensation expense.
Occupancy Costs
Occupancy costs increased by $5.9 million in 2013 compared to 2012, due primarily to new restaurants opened in each of these years. As a percentage of restaurant revenue, occupancy costs increased to 10.1% in 2013, from 9.9% in 2012. The increase was due to an increase in the percentage of restaurants not in the comparable base restaurants which, due to not reaching mature volumes yet, on average have higher occupancy costs as a percentage of revenue.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $7.7 million in 2013 compared to 2012, due primarily to the increase in restaurant revenue in 2013. As a percentage of restaurant revenue, other restaurant operating costs increased to 12.7% in 2013 from 12.2% in 2012. The increase in other restaurant operating cost percentage was the result of increased restaurant-level marketing costs in the 2013, as well as increased utilities and repair and maintenance costs.
General and Administrative Expense
General and administrative expense increased by $6.8 million in 2013 compared to 2012, due primarily to $5.7 million of expenses related to the closing of our IPO in the second quarter of 2013 and $0.7 million of expenses related to the closing of our follow-on offering in the fourth quarter of 2013. The $5.7 million of expenses related to the closing of our IPO was comprised of $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operating Officer, of which 50% were vested at grant, $1.7 million of transaction bonuses and related payroll taxes and $0.8 million in transaction payments to our Equity Sponsors.
Excluding the impact of the $5.7 million of IPO related expense and $0.7 million of follow-on offering costs, general and administrative expense as a percentage of revenue decreased to 8.4% in the 2013 from 9.7% in 2012. The decrease is due to increasing revenue without proportionate increases in general and administrative costs or administrative personnel. General and administrative expense includes $4.3 and $1.2 million of stock-based compensation expense in 2013 and 2012, respectively, and $500,000 and $1.0 million of management fees in 2013 and 2012, respectively.
Depreciation and Amortization
Depreciation and amortization increased by $3.9 million in 2013 compared to 2012, due primarily to an increased number of restaurants. As a percentage of revenue, depreciation and amortization increased to 5.9% in 2013 from 5.6% in 2012, due to depreciation on new restaurants and initiatives, partially offset by leverage of increased AUVs.
Pre-Opening Costs
Pre-opening costs increased by $0.7 million in 2013 compared to 2012, due to 43 restaurant openings in 2013, compared to 39 in 2012. As a percentage of revenue, pre-opening costs increased to 1.1% in 2013 compared to 1.0% in 2012 due to the timing of restaurant openings including rent incurred for locations opening in the first quarter of 2014.

Asset Disposals, Closure Costs and Restaurant Impairments
Asset disposals, closure costs and restaurant impairments decreased by $0.1 million in 2013 compared to 2012 due primarily to a lease termination and other related closing costs of one restaurant which closed in 2012, which was offset by increased loss on disposal of assets.
Debt Extinguishment
Debt extinguishment expense was $0.6 million in 2013 and $2.6 million in 2012, as a result of an amendment in November 2013 and August of 2012, respectively, to our credit facility to extend the maturity date and reduced interest rates on borrowings. A portion of the existing and new fees were treated as debt extinguishment expense.
Interest Expense
Interest expense decreased by $2.8 million in 2013 compared to 2012. The decrease was primarily due to lower average borrowings in the first three quarters of 2013 due to the payoff of the majority of our outstanding debt in conjunction with the IPO, and the favorable borrowing rates resulting from the 2012 amendment to our credit facility.
Provision for Income Taxes
Provision for income taxes increased by $1.6 million in 2013 compared to 2012, due to an increase in pre-tax net income in 2013 and an increase to our effective income tax rate. Our effective tax rate increased to 41.7% in 2013 from 38.4% in 2012 primarily due to the impact of non-deductible follow-on offering transaction costs.

Fiscal Year Ended January 1, 2013 compared to Fiscal Year Ended January 3, 2012
Fiscal year 2012 contained 52 operating weeks and fiscal year 2011 contained 53 operating weeks. The table below presents our operating results for 2012 and 2011, and the related year-over-year changes:

	Fiscal Year Ended		Increase / (Decrease)
	January 1, 2013	January 3, 2012	$	%
	(in thousands, except percentages)
Statements of Income Data:
Revenue:
Restaurant revenue	$297,264	$253,467	$43,797	17.3%
Franchising royalties and fees	3,146	2,599	547	21.0
Total revenue	300,410	256,066	44,344	17.3
Costs and Expenses:
Restaurant Operating Costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	78,997	66,419	12,578	18.9
Labor	89,435	75,472	13,963	18.5
Occupancy	29,323	25,208	4,115	16.3
Other restaurant operating costs	36,380	32,031	4,349	13.6
General and administrative(1)	29,081	26,463	2,618	9.9
Depreciation and amortization	16,719	14,501	2,218	15.3
Pre-opening	3,145	2,327	818	35.2
Asset disposals, closure costs and restaurant impairments	1,278	1,629	(351)	(21.5)
Total costs and expenses	284,358	244,050	40,308	16.5%
Income from operations	16,052	12,016	4,036	33.6
Debt extinguishment expense	2,646	275	2,371	*
Interest expense	5,028	6,132	(1,104)	(18.0)
Income before income taxes	8,378	5,609	2,769	49.4
Provision for income taxes	3,215	1,780	1,435	80.6
Net income	$5,163	$3,829	$1,334	34.8%
_____________

*	Not meaningful.

(1)
Fiscal years 2012 and 2011 each included $1.0 million of management fee expense in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock.

Revenue
Restaurant revenue increased by $43.8 million in 2012 compared to 2011. Restaurants not in the comparable restaurant base accounted for $30.8 million of this increase, with the balance attributed to growth in comparable restaurant sales. Comparable restaurant sales increased by $13.0 million or 5.2% in 2012, composed primarily of increases in traffic at our comparable base restaurants.
Franchise royalties and fees increased by $0.5 million due to six new restaurant openings and increased comparable restaurant sales of 6.2% during 2012.
The impact of 2011 having an additional operating week was approximately $4.8 million in total revenue.

Cost of Sales
Cost of sales increased by $12.6 million in 2012 compared to 2011, due primarily to the increase in restaurant revenue in 2012. As a percentage of restaurant revenue, cost of sales increased to 26.6% in 2012 from 26.2% in 2011. This increase was primarily the result of food cost inflation, partially offset by a minimal increase in menu pricing.
Labor Costs
Labor costs increased by $14.0 million in 2012 compared to 2011, due primarily to the increase in restaurant revenue in 2012. As a percentage of restaurant revenue, labor costs increased to 30.1% in 2012 from 29.8% in 2011. The increase in labor cost percentage was driven by increased workers' compensation expense and payroll tax rates, offset partially by increases in AUVs.
Occupancy Costs
Occupancy costs increased by $4.1 million in 2012 compared to 2011, due primarily to new restaurants opened in each of these years. As a percentage of restaurant revenue, occupancy costs remained constant year-over-year at 9.9%. Increases in common area maintenance, real estate tax and new restaurant occupancy costs relative to comparable base restaurants were offset by leverage from increased AUVs.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $4.3 million in 2012 compared to 2011, due primarily to the increase in restaurant revenue in 2012. As a percentage of restaurant revenue, other restaurant operating costs declined to 12.2% in 2012 from 12.6% in 2011. The decrease in other restaurant operating cost percentage was the result of leverage of increased AUVs on partially fixed costs, as well as lower than typical utility costs due to a mild winter in early 2012.
General and Administrative Expense
General and administrative expense increased by $2.6 million in 2012 compared to 2011, due primarily to costs associated with supporting an increased number of restaurants. As a percentage of revenue, general and administrative expense decreased to 9.7% in 2012 from 10.3% in 2011 due to increasing revenue without proportionate increases in general and administrative expense or administrative personnel. General and administrative expense includes $1.2 million and $1.3 million of stock-based compensation expense in 2012 and 2011, respectively, and $1.0 million of management fees in both 2012 and 2011.
Depreciation and Amortization
Depreciation and amortization increased by $2.2 million in 2012 compared to 2011, due primarily to an increased number of restaurants. As a percentage of revenue, depreciation and amortization decreased to 5.6% in 2012 from 5.7% in 2011, due to leverage of increased AUVs.
Pre-Opening Costs
Pre-opening costs increased by $0.8 million in 2012 compared to 2011, due to 39 restaurant openings in 2012, compared to 28 in 2011. As a percentage of revenue, pre-opening costs increased to 1.0% in 2012 compared to 0.9% in 2011 due to the increased rate of restaurant unit growth.
Asset Disposals, Closure Costs and Restaurant Impairments
Asset disposals, closure costs and restaurant impairments decreased by $0.4 million in 2012 compared to 2011 due primarily to the impairment of one restaurant in 2011, resulting in $0.7 million of expense. The decrease was offset by the lease termination and other related closing costs of one restaurant closed in 2012.
Debt Extinguishment
Debt extinguishment expense was $2.6 million in 2012, as a result of an amendment in August of 2012 to our credit facility to extend the maturity date to July 2017 and reduced interest rates on borrowings. A portion of the existing and new fees were treated as debt extinguishment, which resulted in a non-cash write-off of $2.3 million. In 2011, we wrote off $0.3 million of debt issuance costs related to our credit facility.

Interest Expense
Interest expense decreased by $1.1 million in 2012 compared to 2011. The decrease was primarily due to the favorable borrowing rates resulting from the 2012 amendment to our credit facility, partially offset by increased borrowings to fund our capital expenditures.
Provision for Income Taxes
Provision for income taxes increased by $1.4 million in 2012 compared to 2011, due to the increase in pre-tax net income in 2012 and an increase to our effective income tax rate. Our effective tax rate increased to 38.4% in 2012 from 31.7% in 2011 primarily due to other items in our 2012 income tax provision which represented changes made between the provision for income taxes and the filed return and the impact of the prior year interest rate swap designation to interest expense.
Quarterly Financial Data
The following table presents select historical quarterly consolidated statements of operations data and other operations data for fiscal years 2013 and 2012. This quarterly information has been prepared using our unaudited consolidated financial statements and includes all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of the interim periods.

	Quarter Ended
	Dec. 31, 2013	Oct. 1, 2013	July 2, 2013	April 2, 2013	Jan. 1, 2013	Oct. 2, 2012	July 3, 2012	April 3, 2012
	(in thousands, unaudited)
Total revenue	$91,468	$88,936	$89,239	$81,280	$77,929	$77,099	$75,494	$69,888
Net income	2,407	3,265	68	924	1,559	133	2,180	1,291
Selected Operating Data:
Company-owned restaurants at end of period	318	310	295	284	276	261	253	245
Franchise-owned restaurants at end of period	62	58	53	51	51	48	46	45
Company-owned:
Average unit volumes(1)	1,179	1,181	1,184	1,180	1,178	1,175	1,170	1,161
Comparable restaurant sales(2)	4.3%	2.4%	4.7%	2.2%	4.2%	3.4%	6.8%	6.8%
Restaurant contribution as a percentage of restaurant revenue(3)	21.0%	20.7%	22.4%	18.6%	21.3%	21.0%	21.8%	20.7%
_____________

(1)	AUVs consist of average annualized sales of all company-owned restaurants over the trailing 12 periods in a typical operating year.

(2)	Comparable restaurant sales represent year-over-year sales for restaurants open for at least 18 full periods.

(3)	Restaurant contribution represents restaurant revenue less restaurant operating costs which are cost of sales, labor, occupancy and other restaurant operating costs.
Liquidity and Capital Resources
Our primary sources of liquidity and cash flows are operating cash flows and borrowings on our revolving line of credit. We use this cash to fund capital expenditures for new restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have at least 30 days to pay our vendors. We believe that expected cash flow from operations and planned borrowing capacity are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next 12 periods.

While operations continue to provide cash, our primary use of cash is in new restaurant development. Our total capital expenditures for 2013 were $54.4 million, and we expect to incur capital expenditures of about $50.0 million in 2014, of which $42.0 million relates to our construction of new restaurants before any reductions for landlord reimbursements, and the remainder relates primarily to restaurant reinvestments. In 2013, excluding one 5,400 square foot location and four urban locations that are atypical sites, we spent on average $819,000 in development and construction costs per restaurant, net of landlord reimbursements. For new restaurants to be opened in 2014, we anticipate average development costs will be $750,000 to $775,000, net of landlord reimbursements.
Cash flows from operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	December 31, 2013	January 1, 2013	January 3, 2012
	(in thousands)
Net cash provided by operating activities	$43,634	$32,069	$27,922
Net cash used in investing activities	(54,429)	(47,384)	(30,047)
Net cash provided by (used in) financing activities	11,182	15,373	(10,654)
Cash and cash equivalents at the end of period	$968	$581	$523
Operating Activities
Net cash provided by operating activities of $43.6 million for 2013 resulted primarily from net income, adjusted for items such as depreciation and amortization, stock-based compensation expense and the amortization and write-off of debt issuance costs. The $11.6 million increase in 2013 from 2012, was also impacted by working capital changes including the collection of tenant improvement receivables, the change in deferred rent due to a larger restaurant base and an increase in accrued expenses and other liabilities due to growth.
Net cash provided by operating activities increased in 2012 from 2011 primarily due higher non-cash costs, such as depreciation and amortization, provision for income taxes and write-off of debt issuance costs as well as an increase in cash generated from restaurant operations as a result of comparable restaurant sales increases and a decrease in cash paid for interest, which was $4.4 million in 2012 compared to $5.2 million in 2011.
In 2011, net cash provided by operating activities consisted of increased cash generated from restaurant operations as a result of comparable restaurant sales increases and normal increases in operating assets and liabilities, offset by an increase in cash paid for interest, which was $5.2 million in 2011.
Investing Activities
Net cash used in investing activities was related to new restaurant capital expenditures for the opening of 43, 39 and 28 restaurants, respectively, in 2013, 2012 and 2011 and infrastructure investment. In addition to our standard refresh and remodel investments in 2013 and 2012, we also invested additional funds in our existing restaurant base as we finished the roll out of our "Your World Kitchen" merchandising in the first quarter of 2013.
Financing Activities
Net cash provided by financing activities was $11.2 million and $15.4 million in 2013 and 2012, respectively. We used borrowings in both fiscal years to fund new restaurant capital expenditures. In addition, on July 2, 2013, we closed our IPO in which we sold 6,160,714 shares of Class A common stock at $18.00 per share and received net proceeds of approximately $100.2 million (after underwriting discounts, commissions and offering expenses). These net proceeds were used to pay off our outstanding term loan and repay all but $0.2 million of our revolving line of credit.
Net cash provided by financing activities was $15.4 million in 2012, driven by increased borrowings on our credit facility to fund capital expenditures. In November of 2013, we amended and restated our credit facility to provide more favorable borrowing rates and fees, to extend borrowing capacity through July 2018 and to effect certain changes to the covenants. The credit facility had been previously amended in August of 2012 to provide more favorable borrowing rates and extend borrowing capacity to July 2017, and in February 2011 to increase our borrowing capacity to $120.0 million.
During 2011, net cash used in financing activities was $10.7 million due to cash payments made related to the 2010 Equity Recapitalization. In connection with our February 2011 refinancing, we repaid $46.0 million of bridge financing and paid-in-kind ("PIK") interest on borrowings from new investors in the 2010 transaction, as well as $4.2 million in refinancing fees. Additionally, $6.6 million of employee and employer payroll taxes related to the 2010 Equity Recapitalization were remitted in the first quarter of 2011.
Credit Facility
We maintain a $45.0 million revolving line of credit under our credit facility. The revolving line of credit includes a swing line loan of $10.0 million used to fund working capital requirements. On November 22, 2013, we amended and restated our credit facility to provide more favorable borrowing rates and fees, to extend borrowing capacity through July 2018 and to effect certain changes to the covenants. In connection with the IPO, we repaid our $75.0 million senior term loan under our credit facility and the majority of the revolving line of credit. We had $6.3 million of outstanding indebtedness, $2.8 million of outstanding letters of credit and $35.9 million available for borrowing under our revolving line of credit as of December 31, 2013. Borrowings under our amended and restated credit facility bear interest, at our option, at either (i) LIBOR plus 1.00 to 1.75%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus zero to 0.75%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. The facility includes a commitment fee of 0.125 to 0.25%, based on the lease-adjusted leverage ratio, per year on any unused portion of the facility. We also maintain outstanding letters of credit to secure obligations under our workers’ compensation program and certain lease obligations.
Availability of borrowings under the revolving line of credit is conditioned on our compliance with specified covenants, including a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. We are subject to a number of other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments. As of December 31, 2013, we were in compliance with all of our debt covenants.
Our credit facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of the personal property assets of us and our subsidiaries.
Bridge Financing
In conjunction with the February 2011 debt refinancing, we repaid $45.0 million of bridge financing, as well as $977,000 of 12% PIK interest. Noncash PIK interest of $947,000 was accrued and reported as other noncash in the consolidated statements of cash flows in 2011.

Contractual Obligations
Our contractual obligations at December 31, 2013 were as follows:

		Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(in thousands)
Operating lease obligations(1)	$247,929	$33,912	$67,630	$57,057	$89,330
Purchase obligations(2)	14,135	14,135	—	—	—
Long-term debt(3)	6,312	—	—	—	6,312
Other non current liabilities(4)	599	—	—	—	599
	$268,975	$48,047	$67,630	$57,057	$96,241
_____________

(1)
We are obligated under non-cancelable leases for our restaurants, administrative offices and equipment. Some restaurant leases provide for contingent rental payments based on sales thresholds, which are excluded from this table.

(2)
We enter into various purchase obligations in the ordinary course of business. Those that are binding relate to volume commitments for beverage and food products, as well as binding commitments for the construction of new restaurants.

(3)	Reflects full payment of long-term debt at maturity of our credit facility in 2018.

(4)	Reflects the expected payments associated with our commitment under our non-qualified deferred compensation plan.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of December 31, 2013.
Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to our consolidated financial statements. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:
Revenue Recognition
We record revenue from the operation of company-owned restaurants when sales occur. In the case of gift card sales, we record revenue when: (i) the gift card is redeemed by the customer and (ii) we determine the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). We record royalties from franchise restaurant sales based on a percentage of restaurant revenues in the period the related franchised restaurants’ revenues are earned. Area development fees and franchise fees are recognized as income when all material services or conditions relating to the sale of the franchise have been substantially performed or satisfied by us. Both franchise fees and area development fees are generally recognized as income upon the opening of a franchise restaurant or upon termination of the agreement(s).
Property and Equipment
We state the value of our property and equipment, including primarily leasehold improvements and restaurant equipment, furniture and fixtures at cost, minus accumulated depreciation and amortization. We calculate depreciation using the straight-line method of accounting over the estimated useful lives of the related assets. We amortize our leasehold improvements using the straight-line method of accounting over the shorter of the lease term (including reasonably assured renewal periods) or the estimated useful lives of the related assets. We expense repairs and maintenance as incurred, but capitalize major improvements and betterments. We make judgments and estimates related to the expected useful lives of these assets that are affected by factors such as changes in economic conditions and changes in operating performance. If we change those assumptions in the future, we may be required to record impairment charges for these assets.
Self-Insurance Programs
We are self-insured for health, workers' compensation, general liability and property damage. Predetermined loss limits have been arranged with insurance companies to limit our per occurrence cash outlay. Estimated costs to settle reported claims and incurred but unreported claims for health and workers' compensation self-insured plans are recorded in accrued payroll and benefits and for general liability and property damage in accrued expenses and other liabilities.
Rent
We record rent expense for our leases, which generally have escalating rentals over the term of the lease, on a straight-line basis over the lease term. The lease term includes renewal options that are reasonably assured. Rent expense begins when we have the right to control the use of the property, which is typically before rent payments are due under the lease. We record the difference between the rent expense and rent paid as deferred rent in the consolidated balance sheet. Rent expense for the period prior to the restaurant opening is reported as pre-opening rent expense in the consolidated statements of income. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions of rent expense over the term of the lease.
Certain of our operating leases contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. We recognize contingent rent expense when the achievement of specified targets is considered probable.
Recent Accounting Pronouncements
JOBS Act
We qualify as an "emerging growth company" pursuant to the provisions of the JOBS Act. For as long as we are an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory "say-on-pay" votes on executive compensation, shareholder advisory votes on golden parachute compensation and the extended transition period for complying with the new or revised accounting standards.
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

ITEM 7A.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of December 31, 2013 there was $6.3 million in outstanding borrowings under our credit facility. A plus or minus 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of $63,000 on an annualized basis.
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

ITEM 8.	Financial Statements and Supplementary Data

Noodles & Company

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2013	January 1, 2013
Assets
Current assets:
Cash and cash equivalents	$968	$581
Accounts receivable	4,229	4,566
Inventories	7,223	6,042
Prepaid expenses and other assets	5,310	3,970
Income tax receivable	603	995
Total current assets	18,333	16,154
Property and equipment, net	167,614	136,287
Deferred tax assets, net	—	2,791
Other assets, net	1,855	1,763
Total long-term assets	169,469	140,841
Total assets	$187,802	$156,995
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,167	$9,393
Accrued payroll and benefits	7,121	5,345
Accrued expenses and other current liabilities	7,747	7,249
Current deferred tax liabilities	1,130	1,023
Current portion of long-term debt	—	750
Total current liabilities	24,165	23,760
Long-term debt	6,312	93,731
Deferred rent	28,846	23,013
Deferred tax liabilities, net	1,146	—
Other long-term liabilities	2,860	2,483
Total liabilities	63,329	142,987
Temporary equity
Common stock subject to put options—0 and 296,828 shares as of December 31, 2013 and January 1, 2013, respectively	—	3,601
Stockholders' equity:
Preferred stock—$0.01 par value, authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock—$0.01 par value, authorized 180,000,000 and 34,043,001 shares as of December 31, 2013 and January 1, 2013, respectively; 29,544,557 and 23,238,984 issued and outstanding as of December 31, 2013 and January 1, 2013, respectively	295	232
Treasury stock, at cost, 65,478 and 0 shares as of December 31, 2013 and January 1, 2013, respectively	(2,777)	—
Additional paid-in capital	116,647	7,585
Accumulated other comprehensive loss, net of tax	—	(24)
Retained earnings	10,308	2,614
Total stockholders' equity	124,473	10,407
Total liabilities and stockholders' equity	$187,802	$156,995
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Income
(in thousands, except share and per share data)

	Fiscal Year Ended
	December 31, 2013	January 1, 2013	January 3, 2012
Revenue:
Restaurant revenue	$347,140	$297,264	$253,467
Franchise royalties and fees	3,784	3,146	2,599
Total revenue	350,924	300,410	256,066
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	91,892	78,997	66,419
Labor	104,040	89,435	75,472
Occupancy	35,173	29,323	25,208
Other restaurant operating costs	44,078	36,380	32,031
General and administrative	35,893	29,081	26,463
Depreciation and amortization	20,623	16,719	14,501
Pre-opening	3,809	3,145	2,327
Asset disposals, closure costs and restaurant impairments	1,164	1,278	1,629
Total costs and expenses	336,672	284,358	244,050
Income from operations	14,252	16,052	12,016
Debt extinguishment expense	624	2,646	275
Interest expense	2,196	5,028	6,132
Income before income taxes	11,432	8,378	5,609
Provision for income taxes	4,767	3,215	1,780
Net income	$6,665	$5,163	$3,829
Earnings per Class A and Class B common stock, combined
Basic	$0.25	$0.22	$0.16
Diluted	$0.24	$0.22	$0.16
Weighted average Class A and Class B common stock outstanding, combined
Basic	26,406,904	23,238,984	23,237,698
Diluted	27,688,629	23,265,542	23,237,698
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	December 31, 2013	January 1, 2013	January 3, 2012
Net income	$6,665	$5,163	$3,829
Other comprehensive income:
Cash flow hedges:
Loss recognized in accumulated other comprehensive income	—	(186)	(209)
Reclassification of loss to net income	—	382	434
Unrealized income on cash flow hedges	—	196	225
Provision for income tax on cash flow hedges	—	(168)	(3)
Other comprehensive income, net of tax	—	28	222
Comprehensive income	$6,665	$5,191	$4,051
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Equity
(in thousands, except share data)

	Common Stock(1)			Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Temporary Equity

	Shares	Amount		Shares	Amount
Balance—December 28, 2010	23,237,169	$232	(2)	—	$—	$4,897	$(274)	$(5,349)	$(494)	$2,572
Exercise of stock options	1,815	—		—	—	16	—	—	16	—
Tax benefit on exercise of stock options	—	—		—	—	109	—	—	109	—
Stock-based compensation expenses	—	—		—	—	1,402	—	—	1,402	—
2010 Merger-transaction expenses	—	—		—	—	(133)	—	—	(133)	—
Net income	—	—		—	—	—	—	3,829	3,829	—
Unrealized income on cash flow hedges, net of tax	—	—		—	—	—	222	—	222	—
Balance—January 3, 2012	23,238,984	232	(2)	—	—	6,291	(52)	(1,520)	4,951	2,572
Tax benefit on exercise of stock options	—	—		—	—	27	—	—	27	—
Stock-based compensation expenses	—	—		—	—	1,315	—	—	1,315	—
2010 Merger-transaction expenses	—	—		—	—	(48)	—	—	(48)	—
Temporary equity related to put options	—	—		—	—	—	—	(1,029)	(1,029)	1,029
Net income	—	—		—	—	—	—	5,163	5,163	—
Unrealized income on cash flow hedges, net of tax	—	—		—	—	—	28	—	28	—
Balance—January 1, 2013	23,238,984	232	(2)	—	—	7,585	(24)	2,614	10,407	3,601
Issuance of common stock in connection with IPO, net of transaction expenses	6,160,714	62		—	—	100,007	—	—	100,069	—
Elimination of temporary equity at IPO	—	—		—	—	2,572	—	1,029	3,601	(3,601)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	144,907	1		—	—	1,981	—	—	1,982	—
Treasury shares acquired	—	—		65,478	(2,777)	—	—	—	(2,777)	—
Tax benefit on exercise of stock options	—	—		—	—	201	—	—	201	—
Stock-based compensation expense	—	—		—	—	1,098	—	—	1,098	—
Stock-based compensation expense related to acceleration of vesting	—	—		—	—	3,203	—	—	3,203	—
Other	(48)	—		—	—	—	24	—	24	—
Net Income	—	—		—	—	—	—	6,665	6,665	—
Balance—December 31, 2013	29,544,557	$295	(2)	65,478	$(2,777)	$116,647	$—	$10,308	$124,473	$—
_____________

(1)	Unless otherwise noted, activity relates to Class A common stock

(2)	Includes 6,292,640 shares of Class B common stock in all years presented and one share of Class C common stock as of December 28, 2010 and January 1, 2013

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flow
(in thousands)

	Fiscal Year Ended
	December 31, 2013	January 1, 2013	January 3, 2012
Operating activities
Net income	$6,665	$5,163	$3,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,623	16,719	14,501
Provision for deferred income taxes	4,206	2,607	1,520
Excess tax benefit on stock-based compensation	(201)	(27)	(109)
Asset disposals, closure costs and restaurant impairments	1,164	1,278	1,629
Amortization of debt issuance costs and debt
extinguishment expense	710	3,227	1,013
Stock-based compensation	4,230	1,234	1,327
Other noncash	(248)	(341)	892
Changes in operating assets and liabilities:
Accounts receivable and income tax receivable	538	(1,124)	166
Inventories	(1,181)	(1,447)	(680)
Prepaid expenses and other assets	(1,518)	(644)	(63)
Accounts payable	(230)	(155)	80
Deferred rent	5,833	4,369	2,290
Income taxes	392	20	108
Accrued expenses and other liabilities	2,651	1,190	1,419
Net cash provided by operating activities	43,634	32,069	27,922
Investing activities
Purchases of property and equipment	(54,429)	(47,384)	(30,047)
Net cash used in investing activities	(54,429)	(47,384)	(30,047)
Financing activities
Proceeds from issuances of long-term debt	136,357	105,697	111,771
Payments on long-term debt	(224,526)	(89,549)	(65,498)
Payments on bridge financing	—	—	(45,977)
Debt issuance costs	(124)	(754)	(4,226)
Change in restricted cash related to equity recapitalization	—	—	189,388
Change in shareholder escrow-equity recapitalization	—	—	(189,502)
Acquisition of treasury stock	(2,777)	—	—
Payment of payroll taxes associated with equity recapitalization	—	—	(6,602)
Issuance of common stock, net of transaction expenses	100,069	(48)	(133)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	1,982	—	16
Excess tax benefit on stock-based compensation	201	27	109
Net cash provided by (used in) financing activities	11,182	15,373	(10,654)
Net increase (decrease) in cash and cash equivalents	387	58	(12,779)
Cash and cash equivalents
Beginning of year	581	523	13,302
End of year	$968	$581	$523
See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies
Business
Noodles & Company (the "Company" or "Noodles & Company"), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and sandwiches. As of December 31, 2013, there were 318 company-owned restaurants and 62 franchise restaurants in 29 states and the District of Columbia. The Company operates its business as one operating and reportable segment.
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
On December 5, 2013, the Company completed a follow-on offering of 4,500,000 shares of Class A common stock at a price of $39.50 per share. All of the shares in the offering were offered by selling stockholders, except for 108,267 shares offered by the Company, the proceeds of which were used to repurchase the same number of shares from certain officers at the same net price per share. The Company did not receive any net proceeds from the offering. The selling stockholders paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred approximately $696,000 in costs and expenses related to this offering.
In December 2010, Catterton Partners ("Catterton") and Argentia Private Investments Inc. ("Argentia") completed an equity recapitalization to purchase approximately 90% of the Company's equity interests. Catterton and Argentia sold shares in the follow-on offering that closed in December of 2013 and now own approximately 56% of the Company's common shares outstanding. See Note 2 "Equity Recapitalization."
All share and per share data, including options, have been retroactively adjusted in the accompanying financial statements to reflect a reverse stock split. See Note 9 "Stockholders' Equity."
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All material intercompany balances and transactions are eliminated in consolidation. Certain reclassifications were made to prior year amounts to conform to the fiscal 2013 presentation.
Fiscal Year
The Company operates on a 52 or 53 week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2013 and 2012, which ended on December 31, 2013 and January 1, 2013, respectively, each contained 52 weeks. Fiscal year 2011, which ended on January 3, 2012, contained 53 weeks.
Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investment instruments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from credit card processors and considered cash equivalents as of December 31, 2013 and January 1, 2013 were $1.5 million and $2.5 million, respectively, and were offset on the consolidated balance sheets by payments processed by the Company, but not yet redeemed by the payee. Book overdrafts, which are outstanding checks in excess of cash and cash equivalents, are recorded with
1. Business and Summary of Significant Accounting Policies (continued)

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounts payable in the accompanying consolidated balance sheets and within operating activities in the accompanying statements of cash flows.
Accounts Receivable
Accounts receivable consist primarily of tenant improvement receivables and vendor rebates receivable, as well as amounts due from franchisees and other miscellaneous receivables. The Company believes all amounts to be collectible. Accordingly, no allowance for doubtful accounts has been recorded as of December 31, 2013 or January 1, 2013.
Inventories
Inventories consist of food, beverages, supplies, and smallwares, and are stated at the lower of cost (first-in, first-out method) or market. Smallwares inventory, which consist of the plates, silverware, and cooking utensils used in the restaurants, are frequently replaced and are considered current assets. Replacement costs of smallwares inventory are recorded as other restaurant operating costs and are expensed as incurred. As of December 31, 2013 and January 1, 2013, smallwares inventory of $4.5 million and $3.8 million was included on the consolidated balance sheets.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Expenditures for major renewals and improvements are capitalized, while expenditures for minor replacements, maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term, which generally includes option periods that are reasonably assured to be exercised. Depreciation and amortization expense on property and equipment, including assets under capital lease, was $20.6 million in 2013, $16.7 million in 2012 and $14.5 million in 2011.
The estimated useful lives for property and equipment are:

Property and Equipment	Estimated Useful Lives
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture and fixtures	3 to 15 years
Equipment	3 to 7 years
The Company capitalizes internal payroll and payroll related costs directly related to the successful acquisition, development, design and construction of its new restaurants. Capitalized internal costs were $2.6 million, $2.3 million and $1.8 million in 2013, 2012 and 2011, respectively. Interest incurred on funds used to construct company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $0.3 million in 2013, $0.3 million in 2012 and $0.3 million in 2011.
Other Assets
Other assets consist primarily of unamortized debt issuance costs, long term deposits, trademark rights and transferable liquor licenses. Direct costs incurred for the issuance of debt are capitalized and amortized using the straight-line method, which approximates the effective interest method, over the term of the debt. During 2013, 2012, and 2011, the Company incurred debt issuance costs related to amendments of its credit facility in 2013 and 2012 and its financing in 2011. See Note 4 "Borrowings."
Net debt issuance costs of $0.5 million and $1.0 million are recorded in other assets, net of accumulated amortization of $0.2 million and $0.5 million, as of December 31, 2013 and January 1, 2013, respectively. In 2013 and 2012, the Company amended and restated its credit facility and in 2011 the Company entered into a new credit facility. The Company wrote off $0.6 million, $2.6 million and $0.3 million of debt issuance costs, net of accumulated amortization of $0.3 million, $0.8 million, and $0.9 million in 2013, 2012, and 2011, respectively. Trademark rights are considered indefinite lived intangibles, the carrying value of which is analyzed for impairment at least annually. Transferable liquor licenses are carried at the lower of fair value or cost.

1. Business and Summary of Significant Accounting Policies (continued)

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value, which is based on discounted future cash flows. Estimates of future cash flows are based on the Company's experience and knowledge of local operations. The Company recorded impairment charges of certain long-lived assets of $54,000, $0.1 million and $0.7 million in 2013, 2012 and 2011, respectively, which are included in asset disposals, closure costs and restaurant impairments in the consolidated statements of income. Fair value of the restaurants was determined using Level 3 inputs (as described in Note 6 "Fair Value Measurements") based on a discounted cash flows method at a market level through the estimated date of closure.
Self-Insurance Programs
The Company self-insures for health, workers' compensation, general liability and property damage. Predetermined loss limits have been arranged with insurance companies to limit the Company's per occurrence cash outlay. Estimated costs to settle reported claims and incurred but unreported claims for health and workers' compensation self-insured plans are recorded in accrued payroll and benefits and for general liability and property damage in accrued expenses and other liabilities.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's cash balances may exceed federally insured limits. Credit card transactions at the Company's restaurants are processed by one service provider. Concentration of credit risk related to accounts receivable are limited, as the Company's receivables are primarily amounts due from landlords for the reimbursement of tenant improvements and the Company generally has the right to offset rent due for tenant improvement receivables.
Revenue Recognition
Revenue consists of sales from restaurant operations and franchise royalties and fees. Revenue from the operation of company-owned restaurants are recognized when sales occur. The Company reports revenue net of sales and use taxes collected from customers and remitted to governmental taxing authorities.
The Company sells gift cards which do not have an expiration date, and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote ("gift card breakage"). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company has determined that approximately 6% of gift cards will not be redeemed, which is recognized ratably over the estimated redemption period of the gift card, approximately 18 months. The Company recognized gift card breakage of $0.2 million in 2013, $0.2 million in 2012 and $0.1 million 2011, in restaurant revenue.
Royalties from franchise restaurants are based on a percentage of restaurant revenues and are recognized in the period the related franchised restaurants' sales occur. Development fees and franchise fees, portions of which are collected in advance, are nonrefundable and are recognized in income when all material services or conditions relating to the sale of the franchise have been substantially performed or satisfied by the Company. Both franchise fees and development fees will generally be recognized upon the opening of a franchise restaurant or upon termination of the agreement(s) between the Company and the franchisee.
As of December 31, 2013, January 1, 2013, and January 3, 2012, there were 62, 51 and 45 franchise restaurants in operation. Franchisees opened 11, six and two restaurants in 2013, 2012 and 2011 respectively.
Pre-Opening Costs
Pre-opening costs, including rent, wages, benefits and travel for the training and opening teams, food, beverage, and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business.

1. Business and Summary of Significant Accounting Policies (continued)

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred and aggregated $3.9 million, $2.8 million and $2.3 million in 2013, 2012 and 2011, respectively. These costs are included in restaurant operating costs, general and administrative expenses and pre-opening costs based on the nature of the advertising and marketing costs incurred.
Rent
Rent expense for the Company's leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The lease term includes renewal options which are reasonably assured of being exercised and begins when the Company has control and possession of the leased property, which is typically before rent payments are due under the lease. The difference between the rent expense and rent paid is recorded as deferred rent in the consolidated balance sheets. Rent expense for the period prior to the restaurant opening is reported in pre-opening costs in the consolidated statements of income. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as a reduction of rent expense over the term of the lease. Certain leases contain rental provisions based on the sales of the underlying restaurants; the Company has determined that the amount of these provisions is immaterial.
Provision for Income Taxes
Provision (benefit) for income taxes is accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those deferred amounts are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in provision (benefit) for income taxes in the consolidated statement of income.
Comprehensive Income
Comprehensive income consists of the net income and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States, are excluded from net income. Other comprehensive income, presented in the consolidated statements of comprehensive income for 2012 and 2011, consists of the unrealized income, net of tax, on the Company's cash flow hedges. See Note 5 "Derivative Instruments."
Stock Compensation Expense
The Company recognizes stock-based compensation using fair value measurement guidance for all share-based payments, including stock options and warrants. For option awards, expense is recognized ratably over the vesting period in an amount equal to the fair value of the stock-based awards on the date of grant determined using the Black-Scholes option pricing model. Warrants are valued using the fair value of the common stock as of the measurement date. See Note 10 "Stock-Based Compensation."
Earnings Per Share
Basic earnings per share ("EPS") are calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include shares of common stock underlying stock options and restricted stock. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. See Note 11 "Earnings Per Share."
Recent Accounting Pronouncements
Effective January 2, 2013, the Company adopted Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The adoption of ASU 2013-02 concerns presentation and disclosure only and does not have an impact on the Company’s consolidated financial position or results of operations.

2. Equity Recapitalization

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 27, 2010, the Company completed an equity recapitalization through a merger with a newly organized Delaware corporation ("Merger Sub"), which was 100% indirectly owned by Catterton and the Public Sector Pension Investment Board ("PSPIB"), a Canadian Crown corporation, pursuant to the Agreement and Plan of Merger dated November 26, 2010 ("Merger Agreement"). The Company was the surviving entity of the recapitalization. The Company received $181.0 million from Catterton and Argentia and paid $7.0 million in transaction expenses. Catterton was issued 10,501,400 shares of Class A common stock in exchange for $91.0 million in cash and Argentia received 4,093,360 shares of Class A common stock, 6,292,640 shares of Class B common stock, and 1 share of Class C common stock in exchange for $90.0 million. The cash received from Catterton and Argentia was used to pay the cash portion of merger consideration to shareholders and holders of outstanding stock options. Class B and Class C common stock is nonvoting and the share of Class C common stock was redeemed in connection with the Company's IPO.
Total consideration paid for the outstanding shares was $211.7 million, of which $16.7 million was settled in rollover shares and the remainder was paid in cash in 2010 and 2011. Outstanding stock options were canceled in exchange for payments in cash or equity in the surviving entity.
Catterton and Argentia sold shares in the follow-on offering that closed in December of 2013 and now own approximately 56% of the Company's common shares outstanding.
3. Supplemental Financial Information
Accounts receivable consist of the following (in thousands):

	2013	2012
Tenant improvement receivables	$2,532	$3,077
Vendor rebate receivables	748	693
Franchise and other receivables	949	796
Total Accounts Receivable	$4,229	$4,566
Prepaid expenses and other assets consist of the following (in thousands):

	2013	2012
Prepaid occupancy related costs	$3,318	$2,700
Other prepaid expenses	1,917	1,191
Other current assets	75	79
	$5,310	$3,970
Property and equipment, net, consist of the following:

	2013	2012
Leasehold improvements	$169,953	$139,907
Furniture, fixtures and equipment	92,695	77,202
Construction in progress	11,209	7,878
	273,857	224,987
Accumulated depreciation and amortization	(106,243)	(88,700)
	$167,614	$136,287
Accrued payroll and benefits consist of the following:

	2013	2012
Accrued payroll and related liabilities	$2,611	$2,537
Accrued bonus	3,383	1,981
Insurance liabilities	1,127	827
	$7,121	$5,345
3. Supplemental Financial Information (continued)

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued expense and other liabilities consist of the following:

	2013	2012
Gift card liability	$2,289	$2,182
Occupancy related	1,418	1,264
Utilities	1,321	1,002
Other accrued expenses	2,719	2,801
	$7,747	$7,249
4. Borrowings
Credit Facility
The Company maintains a $45.0 million revolving line of credit under our credit facility. The revolving line of credit includes a swing line loan of $10.0 million used to fund everyday working capital requirements. On November 22, 2013, the Company amended and restated its credit facility to provide more favorable borrowing rates and fees, to extend borrowing capacity through July 2018 and to effect certain changes to the covenants. In connection with the IPO, the Company repaid the $75.0 million senior term loan under its credit facility and the majority of the revolving line of credit. There was $6.3 million of outstanding indebtedness, $2.8 million of outstanding letters of credit and $35.9 million available for borrowing under the revolving line of credit as of December 31, 2013.
Borrowings under our amended and restated credit facility bear interest, at our option, at either (i) LIBOR plus 1.00 to 1.75%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus zero to 0.75%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. The facility includes a commitment fee of 1.25 to 0.25%, based on the lease-adjusted leverage ratio, per year on any unused portion of the facility. We also maintain outstanding letters of credit to secure obligations under our workers’ compensation program and certain lease obligations.
Availability of borrowings under the revolving line of credit is conditioned on compliance with specified covenants, including a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. We are subject to a number of other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments. As of December 31, 2013, the Company was in compliance with all of our debt covenants.
The credit facility is secured by a pledge of stock of substantially all of the Company's subsidiaries and a lien on substantially all of the personal property assets of the Company and its subsidiaries.
Bridge Financing
In connection with the 2010 Equity Recapitalization the Company obtained bridge financing from Catterton and Argentia in the amount of $45.0 million. Such amount was repaid, along with $0.9 million of PIK interest at 12%, in conjunction with the February 2011 debt refinancing.
5. Derivative Instruments
The Company enters into derivative instruments for risk management purposes only, including derivatives designated as cash flow hedges. The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations in interest rates. By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis. Management evaluated credit and nonperformance risks as of January 1, 2013 and January 3, 2012 and considered the risk of counterparty default to be improbable. There were no open derivative contracts as of December 31, 2013. Market risk, as it relates to the Company's interest-rate derivatives, is the adverse effect on the value of a financial instrument that results from changes in interest rates. The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be taken.

5. Derivative Instruments (continued)

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2011, the Company's interest rate swap with a notional amount of $15.0 million matured. The swap had been designated as a cash flow hedge in October 2008 and gains of $0.2 million and $27,000 were recorded in earnings during 2012 and 2011 due to ineffectiveness as a result of the fair value of the swap not equaling zero at the date of hedge designation. A second interest rate swap on a notional amount of $14.0 million was terminated by the Company in March 2011. The fair value of the interest rate swap on the date of termination was $0.5 million and was settled in payments on a new interest rate swap with an effective date of April 4, 2011 and a notional amount of $17.5 million. The deferred loss accumulated in other comprehensive income as of the date of termination was amortized over the life of the terminated swap through November 2012, the original term of the terminated swap.
As required by the February 2011 credit facility and to mitigate exposure to fluctuations in interest rates, the Company entered into two variable-to-fixed interest rate swap agreements with embedded floors matching that of the hedged portion of its borrowings under the credit facility. The new interest rate swaps became effective on April 4, 2011 and matured on April 4, 2013. The swaps were designated as cash flow hedges at inception and were expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during their respective terms. In August 2012, the Company ceased the application of hedge designation on both interest rate swaps as a result of the interest rate floor being removed from the hedged credit facility. Under the terms of the swap agreements, the Company was required to make payments based on a fixed rate of 1.59% calculated on a notional amount of $20.0 million and 3.06% calculated on a notional amount of $17.5 million. The fair value of the $20.0 million swap was zero at designation, while the fair value of the $17.5 million swap was a liability of $0.5 million at designation, which is reflective of the fair value of the previously terminated swap. In exchange, the Company received interest on $20.0 million of notional amount at a variable rate based on the greater of 1.25% or one-month LIBOR and will receive interest on a notional amount of $17.5 million at a variable rate based on the greater of 1.25% or one-month LIBOR.
The effective portion of changes in the fair value of designated cash flow hedges were recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Following termination of hedge designation in August 2012, changes in the fair value of the interest rate swaps were recorded directly to interest expense. During 2011 and 2012, these derivatives were used to hedge the variable cash flows associated with the Company's applicable credit facilities. The ineffective portion of the change in fair value of the derivatives was calculated using the hypothetical derivative method and recognized directly in earnings. During 2012, the Company recorded $174,000 of hedge ineffectiveness in earnings attributable to the fair value at inception on the $17.5 million notional interest rate swap.
The following table summarizes the fair value and presentation of the interest rate swaps as hedging instruments in the accompanying consolidated balance sheets (in thousands):

	2013 Fair Value	2012 Fair Value
Deferred revenue and other noncurrent liabilities	$—	$98

The following table summarizes the effect of the interest rate swap on the consolidated statements of income for the fiscal years 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Loss on swap in accumulated other comprehensive loss (pretax)	$—	$186	$209
Realized loss (pretax) recognized in interest expense	—	382	434
The interest rate swaps are measured at fair value on a recurring basis. As of December 31, 2013 all swaps had been terminated and as of January 1, 2013, the fair market value of the interest rate swaps is recorded in other noncurrent liabilities. As a result of this activity, accumulated other comprehensive loss decreased by $196,000, or $28,000 net of tax, for the fiscal year ended January 1, 2013. Additionally, the Company reclassified to earnings $202,000 of accumulated other comprehensive loss related to the interest rate swap terminated and embedded in a new instrument in April 2011.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments. The carrying amounts of borrowings approximate fair value as the line of credit and term borrowings vary with market interest rates and negotiated terms and conditions are consistent with current market rates. Asset impairment charges are recorded at fair value on a nonrecurring basis.
Assets and Liabilities Measured at Fair Value
The fair values are assigned a level within the fair value hierarchy, depending on the source of the inputs into the calculation.
Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2—Quoted prices in markets that are not active or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3—Prices or valuation techniques which require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
The Company's cash flow hedges were, prior to termination and maturity, measured at fair value on a recurring basis, including an adjustment for the Company's credit risk. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of January 1, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following table presents the Company's liabilities measured at fair value on a recurring basis as of December 31, 2013 and January 1, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	2013	2012
Total derivatives—Level 1	$—	$—
Total derivatives—Level 2	—	98
Total derivatives—Level 3	—	—
The Company's temporary equity was measured at fair value on a recurring basis until its elimination in 2013. The Company has determined that the majority of the inputs used to value its stock, which directly impacts the valuation of temporary equity, fall within Level 3 of the fair value hierarchy. See Note 10 "Stock Based Compensation," for further discussion of the significant inputs into the share price valuation.
Fair Value of Derivatives
All derivatives are recognized on the balance sheet at fair value as either assets or liabilities. The fair value of the Company's derivative financial instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The Company reports its derivative assets or liabilities in other assets, other liabilities, other current assets or accrued expenses as applicable. The accounting for the change in the fair value of a derivative financial instrument depends on its intended use and the resulting hedge designation, if any.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Fair Value Measurements (continued)
Fair Value of Temporary Equity
The following table represents the temporary equity measured at fair value on a recurring basis as of December 31, 2013 and January 1, 2013 and the level in the fair value hierarchy within which the measurements fall (in thousands):

	2013	2012
Level 1	$—	$—
Level 2	—	—
Level 3	—	3,601
7. Closed Restaurant Reserve
The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining non-cancelable lease payments after the closing date, net of estimated subtenant income. Following is a summary of the changes in the liability for closed properties as of December 31, 2013 and January 1, 2013 (in thousands).

	2013	2012
Closed restaurant reserves, beginning of period	$788	$515
Additions—store closing costs recognized, accretion	80	483
Decreases—payments	(285)	(210)
Closed restaurant reserves, end of period	$583	$788
The current portion of the liability, $0.2 million and $0.3 million as of December 31, 2013 and January 1, 2013, respectively, is recorded in accrued expenses and other liabilities, and the long-term portion is reported in other noncurrent liabilities in the Company's consolidated balance sheets.

8. Income Taxes
The components of the provision for income taxes are as follows for 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Current tax provision:
Federal	$—	$49	$—
State	561	559	260
	561	608	260
Deferred tax provision:
Federal	3,923	2,591	1,945
State	283	16	(425)
	4,206	2,607	1,520
Total provision for income taxes	$4,767	$3,215	$1,780

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (continued)
The reconciliation of income tax provision that would result from applying the federal statutory rate to pre-tax income as shown in the accompanying consolidated statements of income is as follows for 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Federal income expense at federal rate	$3,887	$2,848	$1,907
State income tax, net of related federal income tax benefit	653	420	257
Permanent items—primarily follow-on transaction costs	374	83	(10)
Foreign rate differential	26	106	—
Change in blended state rate	—	—	(25)
Other items, net	(173)	(242)	(349)
Provision for income taxes	$4,767	$3,215	$1,780
Effective income tax rate	41.7%	38.4%	31.7%
Pre-tax net income in 2013 totaled $11.4 million and included a foreign loss of $0.1 million in 2013.
In 2013, 2012, and 2011 the Company recognized tax benefits on option exercises at fair value in excess of those utilized to record stock-based compensation for book purposes, totaling $201,000, $27,000, and $109,000, respectively, as a credit to additional paid-in capital.
In 2013 and 2012, other items represents changes made between the provision for income taxes and the filed tax return and the impact of the prior year interest rate swap designation to interest expense. Other items in 2011 represents the reconciliation of the beginning deferred tax asset for state asset depreciation.
Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following (in thousands):

	2013	2012
Noncurrent deferred tax assets (liabilities):
Loss carry forwards	$2,745	$2,445
Deferred rent and franchise revenue	11,850	9,622
Property, equipment and intangible assets	(19,342)	(11,061)
Stock-based compensation	2,442	994
Alternative minimum tax credits	208	256
Interest rate swap	—	38
Other	951	497
Total noncurrent net deferred tax assets (liabilities)	(1,146)	2,791
Current deferred tax assets (liabilities):
Inventory smallwares	(1,737)	(1,459)
Other	607	436
Total current deferred tax liabilities	(1,130)	(1,023)
Net deferred tax assets (liability)	$(2,276)	$1,768
At December 31, 2013 and January 1, 2013, net operating loss carryforwards for federal income tax purposes of approximately $22.7 million and $15.6 million, respectively, were available to offset future taxable income through the year 2033 and 2032, respectively. The net operating loss carry forwards are primarily composed of excess tax deductions for equity compensation. Utilization of the net operating losses is subject to an annual limitation resulting from a change in control in 2007 and a change of control in 2010, pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code and similar provisions of state law. As a result of certain realization requirements of ASC 718, the deferred tax assets shown above include only realized tax deductions related to equity compensation equal to the compensation recognized for financial reporting during the years ended

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (continued)
December 31, 2013 and January 1, 2013. Equity will be increased by up to $5.1 million if and when the net operating loss is ultimately realized.
Uncertain tax positions are recognized if it is more likely than not that the Company will be able to sustain the tax position taken, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon resolution of the benefit. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. There were no uncertain tax positions for the years ended December 31, 2013 or January 1, 2013. The only periods subject to examination for the Company's federal and state returns are 2009 through 2012.

9. Stockholders' Equity
The Company has 181,000,000 shares of stock authorized, consisting of 150,000,000 shares of Class A common stock, par value $0.01 per share; 30,000,000 shares of Class B common stock, par value $0.01 and 1,000,000 shares of preferred stock, par value $0.01 per share. Preferred stock rights will be determined by the Company's Board of Directors in the event that preferred shares are issued. The following summarizes the rights of common stock:
Reverse Stock Split
On June 25, 2013, the Company effected a 1-for-0.577 reverse stock split of our Class A common stock and Class B common stock.Concurrent with the reverse stock split, the Company adjusted the number of shares subject to and the exercise price of outstanding stock option awards under the Plan such that the holders of the options are in the same economic position both before and after the reverse stock split.
Voting—Shares of Class A common stock and Class B common stock are entitled to one vote per share in all voting matters, with the exception that Class B common stock does not vote on the election or removal of directors. Class C common stock is entitled to vote only on amendments to the certificate of incorporation that would adversely affect the rights and preferences of the Class C common stock and reclassification or subdivision matters related to the Class C common stock.
Conversion—Each share of Class A common stock held by one of the Equity Sponsors is convertible, at the option of the holder, into one share of Class B common stock. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock.
Dividends—A Class C dividend agreement was entered in connection with the Merger Agreement between one of the Equity Sponsors and the Company, which provides that the new investor will receive, in the form of a dividend, an amount equal to the compensation payable to the other new investor under a Management Services Agreement. In connection with the IPO, the management services agreement expired and one share of Class C common stock was redeemed. See additional information in Note 16 "Related-Party Transactions." Class A common stock and Class B common stock share equally if a dividend is declared or paid to either class, but do not have rights to any special dividend.
Liquidation, Dissolution or Winding Up—Class A common stock and Class B common stock share equally in distributions in liquidation, dissolution, or winding up of the corporation.
Registration Rights—After December 27, 2011, the Equity Sponsors have the right to demand registration of 10% or more of the shares of the Company's common stock held by them. Other shareholders have piggyback registration rights, but are not required to exercise these rights.

10. Stock-Based Compensation
The Company's Stock Incentive Plan, as amended and restated in May of 2013, authorizes the grant of nonqualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs") and incentive bonuses to employees, officers, nonemployee directors and other service providers. The number of shares of common stock available for issuance pursuant to awards granted under the Stock Incentive Plan is 3,168,705 shares. The Plan is administered by the Compensation Committee of the board or another committee designated by the board, or in the absence of any such committee, the board itself (the "administrator"). Stock options are granted at price determined by the administrator at an exercise price that is not less than the fair market value of the underlying stock on the date of option is grant. The administrator may also grant SARs and RSUs with terms determined by the administrator in accordance with the Plan. The fair market value of shares prior to the IPO was determined by the compensation committee of the Board of Directors, or the Board of Directors using historical or current transactions, comparable

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (continued)

public company valuations, historical transactions, third-party valuations and other factors. Stock options generally have a 10-year term and vest equally over 4 years from the date of grant.
Stock-based compensation expense is generally recognized on a straight-line basis over the service period of the options. In 2013, 2012 and 2011, non-cash stock-based compensation expense of $4.3 million, $1.2 million and $1.3 million, respectively, is included in general and administrative expense. Stock-based compensation of $71,000, $81,000 and $75,000 is included in capitalized internal costs in 2013, 2012 and 2011, respectively. Of the total stock-based compensation recognized in 2013, $2.0 million related to accelerated vesting of outstanding stock options at the IPO and $1.2 million related to stock options granted at the IPO to 2 executive officers of which 50% were vested at the time of grant. Stock-based compensation expense also includes $65,000 related to the Employee Stock Purchase Plan, see Note 12 "Employee Benefit Plans."
At December 31, 2013, options available for future share grants totaled 3,321,785. The intrinsic value associated with options exercised was $5.1 million and $16,000 for the fiscal years ended December 31, 2013 and January 3, 2012, respectively. There were no options exercised in 2012.
The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. Expected volatilities are based on the historical Company volatility, as well as volatilities from publicly traded companies operating in the Company's industry. The Company uses historical data to estimate expected employee forfeiture of stock options. The expected life of options granted is management's best estimate using recent and expected transactions. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The weighted-average assumptions used in the model were as follows:

	2013	2012	2011
Risk-free interest	1.1%	0.4%	1.1%
Expected life (years)	4.3	3.4	3.7
Expected dividend yield	—	—	—
Volatility	39.7%	32.7%	26.2%
Weighted-average Black-Scholes fair value per share at date of grant	$6.04	$2.84	$1.89
The tables below summarize the option activity under the Plan:

	Shares	Weighted- Average Exercise Price
Outstanding—December 28, 2010	2,420,861	8.67
Granted	283,307	8.67
Forfeited	(81,330)	8.67
Exercised	(1,815)	8.67
Outstanding—January 3, 2012	2,621,023	8.67
Granted	516,473	11.27
Forfeited	(164,329)	8.68
Exercised	—	—
Outstanding—January 1, 2013	2,973,167	9.12
Granted	555,273	18.06
Forfeited	(55,389)	11.89
Exercised	(163,179)	8.72
Outstanding—December 31, 2013	3,309,872	$10.59

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (continued)

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Years of Contractual Life	Aggregate Intrinsic Value(1) (in thousands)
Outstanding as of December 31, 2013	3,309,872	$10.59	7.65	$83,842
Vested and expected to vest	3,291,058	10.56	7.63	83,475
Exercisable as of December 31, 2013	2,679,130	9.45	7.27	70,925
_____________

(1)	Aggregate intrinsic value represents the amount by which fair value of the Company's stock exceeds the exercise price of the option as of December 31, 2013.
As of December 31, 2013, there was $2.7 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan, which is expected to be recognized over 3.11 years.
On March 10, 2011, the Company issued warrants to a consultant to purchase 86,550 shares of Class B common stock at $8.67 per share, which are classified as equity awards. The warrants vest based on specified performance criteria and are considered stock-based compensation to nonemployees. Stock-based compensation expense related to the awards is recognized when the performance criteria are met, using the estimated fair value at the measurement date. During 2013 and 2012, the Company did not recognize stock-based compensation expense as no performance criteria were met, and in 2011, the Company recognized $0.1 million of stock-based compensation expense related to the warrants as performance criteria were met. During 2013, 28,850 warrants were exercised by the consultant.

11. Earnings Per Share
EPS is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share ("diluted EPS") is calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include shares of common stock underlying stock options and restricted common stock. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.
The following table sets forth the computations of basic and dilutive earnings per share:

	2013	2012	2011
Net income (in thousands)	$6,665	$5,163	$3,829
Shares:
Basic weighted average shares outstanding	26,406,904	23,238,984	23,237,698
Dilutive stock options and warrants	1,281,726	26,558	—
Diluted weighted average number of shares outstanding	27,688,629	23,265,542	23,237,698
Earnings per share:
Basic	$0.25	$0.22	$0.16
Diluted	$0.24	$0.22	$0.16
The Company excluded 17,000, 590,617 and 2,621,023 outstanding options from the diluted earnings per share calculation for 2013, 2012 and 2011, respectively, as the options were out of the money and to include them would have been antidilutive. All outstanding warrants were dilutive in the calculation of diluted earnings per share.
12. Employee Benefit Plans
Defined Contribution Plan
In October 2003, the Company adopted a defined contribution plan, The Noodles & Company 401(k) Plan (the "401(k) Plan"). Company employees with six months of service, aged 21 or older, are eligible to participate in the 401(k) Plan. Under the provisions

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plans (continued)
of the plan, the Company may, at its discretion, make contributions to the 401(k) Plan. Participants are 100% vested in their own contributions. The Company made no contributions during 2013, 2012 and 2011.
Deferred Compensation Plan
The Company's deferred compensation plan, under which compensation deferrals began in 2013, is a non-qualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. To offset its obligation, the Company purchases Company-owned whole-life insurance contracts on certain team members. As of December 31, 2013, $581,000 and $599,000 was included in other assets, net and other long term liabilities, which represent the carrying value of the liability for deferred compensation and the cash surrender value of the associated life insurance policy, respectively.
Employee Stock Purchase Plan
In 2013, the Company adopted an Employee Stock Purchase Plan under which eligible team members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company's common stock on the first day of each offering period or 85% of the fair market value of a share of the Company's common stock on the last day of each offering period, whichever amount is less. In general, all of the Company's officers and team members who have been employed by the Company for at thirty days prior to the offering period and who are regularly scheduled to work more than twenty hours per week and for more than five months in any calendar year, are eligible to participate in this plan which operates in-line with the Company's fiscal quarters. A total of 750,000 shares of common stock are available for issuance under this plan. The Company has issued a total of 18,356 shares under this plan, which were all issued in 2013. A total of 731,644 shares remain available for future issuance. For 2013, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a zero percent risk-free interest rate; three month expected life; expected volatility of 14.3%; and a zero percent dividend yield. The weighted average fair value per share at grant date was $3.55. In 2013 the Company recognized $65,000 of compensation expense related to this plan.

13. Leases
The Company leases restaurant facilities, office space and certain equipment under operating leases that expire on various dates through December 2029. Lease terms for traditional shopping centers generally include a base term of 10 years, with options to extend these leases for additional periods of 5 to 15 years. Typically, the lease includes rent escalations, which are expensed on a straight-line basis over the lease term. The difference between rent expense and cash paid for rent is recognized as deferred rent. Rent expense for 2013, 2012 and 2011 was approximately $29.5 million, $24.6 million and $20.9 million, respectively.
Future minimum lease payments required under existing leases as of December 31, 2013 are as follows (in thousands):

2014	$33,912
2015	34,351
2016	33,279
2017	30,689
2018	26,368
Thereafter	89,330
$247,929

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the consolidated statements of cash flows (in thousands) for fiscal years 2013, 2012 and 2011:

	2013	2012	2011
Interest paid (net of amounts capitalized)	$2,506	$4,400	$5,177
Income taxes paid (net of refunds)	137	509	43
Purchases of property and equipment accrued in accounts payable	996	2,648	1,170
15. Commitments and Contingencies
In the normal course of business, the Company is subject to proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2013. These matters could affect the operating results of any one financial reporting period when resolved in future periods. Management believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to the Company's consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.
The Company entered into employment agreements with two of its executives in connection with the IPO superseding the previous employment agreements with these executives. The agreements have an initial term of three years and automatically renew annually unless canceled by either party within 90 days of the end of the initial term or anniversaries thereof. Under each of the Employment Agreements, if the executive’s employment is terminated by the Company without "cause" or by the executive with "good reason," (as such terms are defined in the applicable employment agreement) the executive is entitled to receive compensation equal to 18 months of the executive’s then-current base salary, payable in equal installments over 18 months, a pro rata bonus for the year of termination and reimbursement of "COBRA" premiums for up to 18 months for the executive and his dependents. The severance payments are conditioned upon the executive entering into a mutual release of claims with the Company.
The previous employment agreements with such executives included a call option in favor of the Company and a put option in favor of the executive, for the Company to purchase 296,828 rollover shares at fair market value if the employment agreement is terminated prior to a qualified initial public offering. The put option did not result in the executive avoiding the risks and rewards of owning the rollover shares. The fair value of the shares of common stock subject to put options was presented as temporary equity in the Company's consolidated financial statements until the initial public offering. The Company recorded changes in the fair value of the common stock subject to put options by adjusting temporary equity with the offset to retained earnings. The fair value per share was determined using the most recent valuation performed by the board of directors. See Note 10 "Stock Based Compensation."
16. Related-Party Transactions
During 2013 the Company paid $375,000, and during 2012 and 2011 the Company paid $1.1 million to Catterton Partners and Argentia Private Investments Inc. or their affiliates ("Equity Sponsors") for management service fees and Class C Dividends pursuant to a management services agreement and an agreement to pay dividends on its Class C common stock. In connection with the IPO, the management services agreement expired and one share of Class C common stock was redeemed. Management service fees and Class C dividends paid in each fiscal year vary due to the timing of payments.
In connection with the IPO during the second quarter of 2013, the Company paid $1.7 million of transaction bonuses and related payroll taxes to employees of the Company and $0.8 million in transaction payments to the Equity Sponsors.

In connection with the follow-on offering in the fourth quarter of 2013, the Company purchased 108,267 shares of of common stock from certain of its officers at the net offering price per share in such follow on offering. The Company did not receive any of the proceeds from the offering.
In February 2011, the Company paid the Equity Sponsors $45.9 million to repay subordinated notes, which included amounts accrued for PIK interest. See Note 4 "Borrowings."
Stockholders Agreement. In connection with the IPO, the Company entered into a new stockholders agreement with the Equity Sponsors, the 2013 Stockholders Agreement. The 2013 Stockholders Agreement contains restrictions on sale, issuance or transfer

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Related-Party Transactions (continued)
of shares for each Equity Sponsor without the consent of the the other Equity Sponsor except in a tag along sale under the Registration Rights Agreement or the earlier of the second anniversary of the offering and time at which such Sponsor holds less than 25% of the Company's outstanding stock and Class B stock. The 2013 Stockholders Agreement also grants the Equity Sponsors the right to nominate representatives to the Company's board of directors and committees of the board. Catterton and Argentia each have the right to designate two members to the Company's board of directors and the Equity Sponsors will agree to vote to elect such director designees. If at any time an Equity Sponsor owns more than 10% and less than 20% of outstanding Class A and Class B common stock, such Equity Sponsor has the right to designate one nominee for election to the Company's board of directors. If an Equity Sponsor’s ownership level falls below 10% of outstanding Class A and Class B common stock, such Equity Sponsor will no longer have a right to designate a nominee. In addition, for so long as Catterton and Argentia hold at least 35% of the voting power of outstanding common stock, certain actions may not be taken without the approval of Catterton and Argentia.
The Company entered into a stockholders agreement with the Equity Sponsors in connection with the 2010 equity recapitalization. Under the 2010 Stockholders Agreement, each of Catterton and Argentia agreed to vote its respective shares of common stock to elect two directors selected by Argentia. Furthermore, if the Public Sector Pension Investment Board Act ceased to prohibit PSPIB from investing in securities of a corporation to which were attached more than 30% of the votes that may be cast to elect directors, each of Catterton and Argentia would vote its respective shares of common stock to elect two directors selected by Catterton. Additionally, Catterton would not vote its shares to elect any three of the five directors not designated by Argentia, unless any such director had been approved by Argentia. Catterton and Argentia further agreed not to vote their shares in favor of any of certain actions without the mutual consent of the other. All of the provisions of the 2010 Stockholders Agreement terminated upon the Company's IPO, in accordance with its terms.
17. Selected Quarterly Financial Data (unaudited)
The following table presents selected unaudited quarterly financial data for the periods indicated (in thousands, except per share data:

	2013
	December 31	October 1	July 2	April 2
Revenue	$91,468	$88,936	$89,239	$81,280
Operating income	5,163	5,580	937	2,572
Net income	2,407	3,265	68	924
Basic earnings per share	$0.09	$0.11	$0.01	$0.04
Diluted earnings per share	$0.08	$0.11	$0.01	$0.04

	2012
	January 1	October 2	July 3	April 3
Revenue	$77,929	$77,099	$75,494	$69,888
Operating income	3,369	4,004	5,199	3,481
Net income	1,559	133	2,180	1,291
Basic earnings per share	$0.07	$0.01	$0.09	$0.06
Diluted earnings per share	$0.07	$0.01	$0.09	$0.06

18. Subsequent Events
On March 3, 2014, Argentia converted 4,770,542 of Class B common stock to Class A common stock. If these shares had been converted to Class A shares as of December 31, 2013, Argentia would have owned approximately 24.1% of the Company's outstanding voting power based on the number of shares of Class A common stock outstanding as of that date, and Catterton and certain of its affiliates would have beneficially owned, in aggregate, shares representing approximately 29.8% of our outstanding voting power.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Noodles & Company
We have audited the accompanying consolidated balance sheets of Noodles & Company (the Company) as of December 31, 2013 and January 1, 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noodles & Company as of December 31, 2013 and January 1, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Denver, Colorado
March 7, 2014

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rule 13a-l5(f) of the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is set forth in Item 1. of Part 1 of this Report under the caption "Executive Officers of the Registrant."

We have adopted a Code of Business Conduct and Ethics that applies to our directors and a Code of Business Conduct and Ethics that applies to our officers and employees, including our principal executive, financial and accounting officers, or persons performing similar functions. These Codes are published on our corporate governance website located at investor.noodles.com/governance.cfm. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to executive officers and directors, on the web site within four business days following the date of such amendment or waiver.

The remaining information required by this item is incorporated herein by reference to the sections entitled "Proposal No. 1 - Election of Directors," "Security Ownership of Certain Beneficial Owners and Management," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2014 (the "Proxy Statement").

ITEM 11.    Executive Compensation

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation," "Director Compensation" and "Proposal No. 1 - Election of Directors" in the Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" in the Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections entitled "Transactions with Related Persons" and "Proposal No. 1 - Election of Directors" in the Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the sections entitled "Proposal No. 1 - Election of Directors" and "Proposal No. 2 - Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

1.	Our Consolidated Financial Statements and Notes thereto are included in Item 8. of this Annual Report on Form 10-K. See "Index to Financial Statements and Supplementary Data" for more detail.

2.
All financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, included in Item 8. of this Annual Report on Form 10-K.

3.	The Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, is filed as part of this 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2014.

NOODLES & COMPANY

By: /s/ Dave Boennighausen
Dave Boennighausen
Chief Financial Officer
POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Keith Kinsey, Dave Boennighausen or Paul Strasen, or any of them, as such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KEVIN REDDY
Kevin Reddy	Chairman and Chief Executive Officer (principal executive officer)	March 7, 2014
/s/ KEITH KINSEY
Keith Kinsey	President, Chief Operating Officer and Director	March 7, 2014
/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen	Chief Financial Officer (principal financial officer)	March 7, 2014
/s/ KATHY LOCKHART
Kathy Lockhart	Vice President and Controller (principal accounting officer)	March 7, 2014
/s/ SCOTT A. DAHNKE
Scott A. Dahnke	Director	March 7, 2014
/s/ STUART FRENKIEL
Stuart Frenkiel	Director	March 7, 2014
/s/ JEFFREY JONES
Jeffrey Jones	Director	March 7, 2014
/s/ JAMES PITTMAN
James Pittman	Director	March 7, 2014
/s/ JAMES RAND
James Rand	Director	March 7, 2014
/s/ ANDREW TAUB
Andrew Taub	Director	March 7, 2014

EXHIBITS

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	333-192402	November 19, 2013	3.1
3.2	Amended and Restated Bylaws	S-1	333-192402	November 19, 2013	3.2
4.1	Specimen Stock Certificate	S-1/A	333-188783	June 17, 2013	4.1
10.1	Noodles & Company Amended and Restated 2010 Stock Incentive Plan	S-1/A	333-188783	June 17, 2013	10.1
10.2	Noodles & Company 2013 Employee Stock Purchase Plan	S-1/A	333-188783	June 17, 2013	10.2
10.3	Registration Rights Agreement, dated December 27, 2010, by and among Noodles & Company and certain of its stockholders	S-1/A	333-188783	June 17, 2013	10.3
10.4	Amended and Restated Credit Agreement, dated as of November 22, 2013, among Noodles & Company, the other Loan Parties thereto, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender and the other lenders party thereto	8-K	001-35987	November 26, 2013	10.1
10.5	Security Agreement, dated February 28, 2011, by and between Noodles & Company and Bank of America, N.A., as administrative agent	S-1	333-188783	May 23, 2013	10.13
10.6	Pledge Agreement, dated February 28, 2011, by and between Noodles & Company and Bank of America, N.A., as administrative agent	S-1	333-188783	May 23, 2013	10.14
10.7	Form of Indemnification Agreement by and between Noodles & Company and each of its directors and executive officers	S-1/A	333-188783	June 17, 2013	10.15
10.8	Form of Area Development Agreement	S-1	333-188783	May 23, 2013	10.16
10.9	Form of Franchise Agreement	S-1	333-188783	May 23, 2013	10.17
10.10	Severance Agreement with Dave Boennighausen, dated December 19, 2012					X

10.11	Employment Agreement, dated June 7, 2013, by and between Noodles & Company and Kevin Reddy	S-1/A	333-188783	June 17, 2013	10.20
10.12	Employment Agreement, dated June 7, 2013, by and between Noodles & Company and Keith Kinsey	S-1/A	333-188783	June 17, 2013	10.21
10.13	Noodles & Company Compensation Plan For Non-Employee Directors	S-1	333-192402	November 19, 2013	10.16
10.14	The Executive Nonqualified "Excess" Plan Adoption Agreement, adopted by Noodles & Company on May 16, 2013	S-1/A	333-188783	June 17, 2013	10.22
10.15	Amended and Restated Stockholders Agreement, dated as of July 2, 2013, among Noodles & Company, Catterton-Noodles, LLC and Argentia Private Investments Inc.	S-1	333-192402	November 19, 2013	10.18
21.1	List of Subsidiaries of Noodles & Company	S-1	333-192402	November 19, 2013	21.1
23.1	Consent of Ernst & Young LLP					X
24.1	Power of Attorney (included on signature page of this report)					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Section 302 of the Sarbanes-Oxley Act of 2002					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X