Form 10-Q
period 2014-04-01
NOODLES & Co
filed 2014-04-30
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

(Mark One)
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2014
or
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2014
Class A Common Stock, $0.01 par value per share	28,167,472 shares
Class B Common Stock, $0.01 par value per share	1,522,098 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	April 1, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$668	$968
Accounts receivable	3,985	4,832
Inventories	7,623	7,223
Prepaid expenses and other assets	5,548	5,310
Total current assets	17,824	18,333
Property and equipment, net	172,316	167,614
Other assets, net	2,171	1,855
Total long-term assets	174,487	169,469
Total assets	$192,311	$187,802
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,588	$8,167
Accrued payroll and benefits	7,449	7,121
Accrued expenses and other current liabilities	8,477	8,877
Total current liabilities	24,514	24,165
Long-term debt	6,600	6,312
Deferred rent	30,242	28,846
Other long-term liabilities	4,235	4,006
Total liabilities	65,591	63,329
Stockholders' equity:
Preferred stock—$0.01 par value, authorized 1,000,000 shares as of April 1, 2014 and December 31, 2013; no shares issued or outstanding	—	—
Common stock—$0.01 par value, authorized 180,000,000 and shares as of April 1, 2014 and December 31, 2013; 29,684,698 and 29,544,557 issued and outstanding as of April 1, 2014 and December 31, 2013, respectively	297	295
Treasury stock, at cost, 67,586 and 65,478 shares as of April 1, 2014 and December 31, 2013	(2,848)	(2,777)
Additional paid-in capital	117,539	116,647
Retained earnings	11,732	10,308
Total stockholders' equity	126,720	124,473
Total liabilities and stockholders' equity	$192,311	$187,802
   See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Income
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended
	April 1, 2014	April 2, 2013
Revenue:
Restaurant revenue	$88,448	$80,518
Franchising royalties and fees	1,071	762
Total revenue	89,519	81,280
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23,848	21,301
Labor	27,198	24,830
Occupancy	9,865	8,359
Other restaurant operating costs	12,206	11,080
General and administrative	7,009	7,215
Depreciation and amortization	5,610	4,801
Pre-opening	1,113	921
Asset disposals, closure costs and restaurant impairments	214	201
Total costs and expenses	87,063	78,708
Income from operations	2,456	2,572
Interest expense	20	1,053
Income before income taxes	2,436	1,519
Provision for income taxes	1,012	595
Net income	$1,424	$924
Earnings per share of Class A and Class B common stock, combined:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	29,606,321	23,238,984
Diluted	31,059,324	23,672,300

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	Fiscal Quarter Ended
	April 1, 2014	April 2, 2013
Net income	$1,424	$924
Other comprehensive income:
Cash flow hedges:
Reclassification of loss to net income	—	39
Unrealized income on cash flow hedges	—	39
Provision for income tax on cash flow hedges	—	(15)
Other comprehensive income, net of tax	—	24
Comprehensive income	$1,424	$948

 See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	One Fiscal Quarter Ended
	April 1, 2014	April 2, 2013
Operating activities
Net income	$1,424	$924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,610	4,801
Provision for deferred income taxes	—	366
Asset disposal, closure costs, and restaurant impairments	214	201
Amortization of debt issuance costs and debt extinguishment expense	25	56
Stock-based compensation	140	363
Other noncash	—	(64)
Changes in operating assets and liabilities:
Accounts receivable	244	100
Inventories	(400)	(383)
Prepaid expenses and other assets	(573)	(770)
Accounts payable	1,441	(133)
Deferred rent	1,396	1,121
Income taxes	930	239
Accrued expenses and other liabilities	(194)	1,140
Net cash provided by operating activities	10,257	7,961
Investing activities
Purchases of property and equipment	(11,510)	(13,342)
Net cash used in investing activities	(11,510)	(13,342)
Financing activities
Proceeds from issuances of long-term debt	41,909	37,703
Payments on long-term debt	(41,621)	(31,925)
Acquisition of treasury stock	(71)	—
Proceeds from exercise of stock options	736	—
Net cash provided by financing activities	953	5,778
Net increase in cash and cash equivalents	(300)	397
Cash and cash equivalents
Beginning of period	968	581
End of period	$668	$978

See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business and Summary and Basis of Presentation
Business
Noodles & Company, (the "Company" or "Noodles & Company"), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and sandwiches. As of April 1, 2014, there were 331 company-owned restaurants and 63 franchise restaurants in 30 states and the District of Columbia. The Company operates its business as one operating and reportable segment.
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
On December 5, 2013, the Company completed a follow-on offering of 4,500,000 shares of Class A common stock at a price of $39.50 per share. All of the shares in the offering were offered by selling stockholders, except for 108,267 shares offered by the Company, the proceeds of which were used to repurchase the same number of shares from certain officers at the same net price per share at which shares were sold in the follow-on offering. The Company did not receive any net proceeds from the offering of shares by the selling shareholders. The selling stockholders paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred approximately $696,000 in costs and expenses related to this offering.
The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All material intercompany balances and transactions are eliminated in consolidation. Certain reclassifications were made to prior year amounts to conform to the first quarter 2014 presentation.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2014, which ends on December 30, 2014 and fiscal year 2013, which ended on December 31, 2013, each contain 52 weeks. Fiscal quarters each contain thirteen weeks, with the exception of the fourth quarter of a 53 week fiscal year, which contains fourteen weeks.

2. Supplemental Financial Information
Property and equipment, net, consist of the following (in thousands):

	April 1, 2014	December 31, 2013
Leasehold improvements	$178,246	$169,953
Furniture, fixtures, and equipment	96,450	92,695
Construction in progress	8,982	11,209
	283,678	273,857
Accumulated depreciation and amortization	(111,362)	(106,243)
	$172,316	$167,614

3. Borrowings
The Company has a credit facility with a borrowing capacity of $45.0 million in the form of a revolving line of credit, expiring in November 2018. Prior to the IPO, the Company had a credit facility with a borrowing capacity of $120.0 million, consisting of a $75.0 million senior term loan and a $45.0 million revolving line of credit. In connection with the IPO, the Company repaid its outstanding $75.0 million senior term loan and the majority of the revolving line of credit. Assuming continued compliance with covenants, the Company has the ability to borrow under the revolving line of credit; however, the amounts repaid on the senior term loan cannot be re-borrowed. As of April 1, 2014, the Company had $6.6 million outstanding and $35.6 million available for borrowing under the credit facility. Outstanding letters of credit aggregating $2.8 million reduce the amount of borrowings available under the agreement. The credit facility bore interest at rate a of 3.25% for the first quarter of 2014. The Company was in compliance with all of its debt covenants as of April 1, 2014.

4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these instruments. The carrying amounts of borrowings approximate fair value as interest rates on the the line of credit borrowings vary with market interest rates and negotiated terms and conditions are consistent with current market rates. The fair value of our line of credit borrowings is measured using Level 2 inputs.

5. Income Taxes
The following table presents the Company's provision for income taxes for the first quarter ended April 1, 2014 and April 2, 2013 (dollars in thousands):

	April 1, 2014	April 2, 2013
Provision for income taxes	$1,012	$595
Effective tax rate	41.5%	39.2%
The 2014 estimated annual effective tax rate is expected to be 41.5% compared to 41.7% for 2013. The effective tax rate for the first quarter of 2014 includes the change to a 35% federal income tax rate compared to 34% in 2013.

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

The following table presents information related to the Stock Incentive Plan (in thousands, except for share and per share amounts):

	Fiscal Quarter Ended
	April 1, 2014	April 2, 2013
Outstanding, beginning of period	3,309,872	2,973,168
Granted	—	—
Exercised	142,249	—
Canceled	9,709	27,782
Outstanding, end of period	3,157,914	2,945,386
Weighted average fair market value on option grant date	N/A	N/A
Stock based compensation expense	$140	$363
Capitalized stock based compensation expense	$18	$26

Stock-based compensation expense includes $21,000 related to the Employee Stock Purchase Plan in the first quarter of 2014. No stock based compensation expense was recognized in the first quarter of 2013 related to the Employee Stock Purchase Plan. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of income.

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

	Fiscal Quarter Ended
	April 1, 2014	April 2, 2013
Net income (in thousands):	$1,424	$924
Shares:
Basic weighted average shares outstanding	29,606,321	23,238,984
Dilutive stock options and warrants	1,453,003	433,316
Diluted weighted average number of shares outstanding	31,059,324	23,672,300
Earnings per share:
Basic EPS	$0.05	$0.04
Diluted EPS	$0.05	$0.04
In the first quarters of 2014 and 2013, there were 17,000 and 313,138 outstanding options, respectively, excluded from the diluted earnings per share calculation because their inclusion would be antidilutive. All outstanding warrants are dilutive and were included in the calculation of diluted earnings per share.

8. Employee Benefit Plans
Deferred Compensation Plan
The Company’s deferred compensation plan, under which compensation deferrals began during the third quarter of 2013, is a non-qualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. To offset its obligation, the Company purchases Company-owned whole-life insurance contracts on certain team members. As of April 1, 2014, $896,000 and $924,000 were included in other assets, net and other long-term liabilities, respectively, which represent the carrying value of the liability for the deferred compensation plan and the cash surrender value of the associated life insurance policy.
Employee Stock Purchase Plan
During the third quarter of 2013, the Company commenced sales of common stock under it's Employee Stock Purchase Plan ("ESPP") and has reserved 750,100 shares of common stock for issuance. Eligible employees may purchase common stock at 85% of the beginning or ending closing price, whichever is lower, for each quarterly purchase period. During the first quarter of 2014, the Company issued no shares of common stock under the ESPP. As of April 1, 2014, the Company has 731,644 shares available for future issuance under the ESPP.

9. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the consolidated statements of cash flows for the first quarter ended April 1, 2014 and April 2, 2013 (in thousands):

	April 1, 2014	April 2, 2013
Interest paid	$73	$1,262
Income taxes paid	81	27
Purchases of property and equipment accrued in accounts payable, net	1,020	(419)

10. Commitments and Contingencies
The Company is named as a defendant in an action filed in the Superior Court of Delaware in New Castle County, entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleges that the Company and the other defendants in the case, including a number of large retailers and restaurant companies, knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver "unclaimed gift card funds" to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an order that the Company cease and desist from violating the Delaware False Claims and Reporting Act, monetary damages (including treble damages under the False Claims and Reporting Act), penalties, and attorneys' fees and costs. The case is at an early stage and the Company therefore is unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter. The Company intends to vigorously defend this action.
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of April 1, 2014. These matters could affect the operating results of any one financial reporting period when resolved in future periods. Management believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to the Company's consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.
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

11. Related-Party Transactions
In the first quarter of 2013, the Company paid $125,000 to Catterton Partners and Argentia Private Investments Inc. or their affiliates ("Equity Sponsors") for management service fees and Class C Dividends pursuant to a management services agreement and an agreement to pay dividends on its Class C common stock. In connection with the IPO, the management services agreement expired and the one share of Class C common stock was redeemed therefore no payments were made during 2014. Management service fees and Class C dividends paid in prior fiscal quarters varied due to the timing of payments.

NOODLES & COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013. We operate on a 52 or 53 week fiscal year ending on the Tuesday closest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 operating weeks. Fiscal years 2014 and 2013 each contain 52 weeks.
Cautionary Note Regarding Forward-Looking Statements
        In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures, and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements including, but not limited to, those discussed in "Special Note Regarding Forward-Looking Statements" and "Risk Factors" as filed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013.
2014 Highlights and Trends
Restaurant Development. New restaurants have contributed substantially to our revenue growth, and in the first quarter of 2014, we opened 13 company-owned restaurants and one franchise restaurant. As of April 1, 2014, we had 331 company-owned restaurants and 63 franchise restaurants in 30 states and the District of Columbia. In 2014, we anticipate opening between 42 and 50 company-owned restaurants, and between 10 and 15 franchise restaurants, including the restaurants opened through the end of our first quarter.
Comparable Restaurant Sales. Comparable restaurant sales decreased by 1.4% at company-owned restaurants, 3.3% at franchise owned restaurants and 1.6% system-wide in the first quarter of 2014. The comparable restaurant sales decline in the first quarter was the result of a decrease in traffic due to abnormally severe weather in the first quarter, offset by an increase in price and mix.
Key Measures We Use to Evaluate Our Performance
To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include revenue, average unit volumes ("AUVs"), comparable restaurant sales, restaurant contribution, EBITDA and adjusted EBITDA.
Revenue
Restaurant revenue represents sales of food and beverages in company-owned restaurants. Several factors affect our restaurant revenue in any period, including the number of restaurants in operation and per-restaurant sales.
Franchise royalties and fees represent royalty income and initial franchise fees. While we expect that the majority of our revenue and net income growth will be driven by company-owned restaurants, our franchise restaurants remain an important part of our financial success.
Seasonal factors cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced winter and holiday traffic and is higher in the second and third quarters. These seasonal factors could cause our quarterly and annual operating results and comparable restaurant sales to fluctuate significantly.

Average Unit Volumes ("AUVs")
AUVs consist of the average annualized sales of all company-owned restaurants for the trailing 12 periods. AUVs are calculated by dividing restaurant revenue by the number of operating days within each time period and multiplying by 361, which is the number of operating days we have in a typical year. This measurement allows management to assess changes in consumer traffic and per-person-spending patterns at our restaurants.
Comparable Restaurant Sales
Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. This measure highlights performance of existing restaurants, as it excludes the impact of new restaurant openings. Comparable restaurant sales growth is generated by increases in traffic, which we calculate as the number of entrees sold, or changes in per person spend, calculated as sales divided by traffic. Per-person spend can be influenced by changes in menu prices and the mix and number of items sold per person.
Measuring our comparable restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	consumer recognition of our brand and our ability to respond to changing consumer preferences;

•	overall economic trends, particularly those related to consumer spending;

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;

•	pricing;

•	per-person spend and average check amount;

•	marketing and promotional efforts;

•	weather;

•	local competition;

•	trade area dynamics;

•	introduction of new and seasonal menu items and limited time offerings; and

•	opening of new restaurants in the vicinity of existing locations.
Since opening new company-owned and franchise restaurants is an important part of our growth strategy, and we anticipate new restaurants will be a significant component of our revenue growth, comparable restaurant sales are only one measure of how we evaluate our performance.

Restaurant Contribution
Restaurant contribution is defined as restaurant revenue less restaurant operating costs, which consist of cost of sales, labor, occupancy and other restaurant operating costs. We expect restaurant contribution to increase in proportion to the number of new restaurants we open and our comparable restaurant sales growth. Fluctuations in restaurant contribution margin can also be attributed to those factors discussed above for the components of restaurant operating costs.
EBITDA and Adjusted EBITDA
We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define adjusted EBITDA as net income before interest expense, provision for income taxes, asset disposals, closure costs and restaurant impairments, depreciation and amortization, stock-based compensation, management fees and IPO-related expenses.
EBITDA and adjusted EBITDA provide clear pictures of our operating results by eliminating certain expenses that are not reflective of the underlying business performance. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business.
The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended
	April 1, 2014	April 2, 2013
	(in thousands, unaudited)
Net income	$1,424	$924
Depreciation and amortization	5,610	4,801
Interest Expense	20	1,053
Provision for income taxes	1,012	595
EBITDA	$8,066	$7,373
Asset disposals, closure costs and restaurant impairment	214	201
Management fees(1)	—	250
Stock-based compensation expense(2)	140	363
Adjusted EBITDA	$8,420	$8,187
______________________

(1)
The first quarter of 2013 included $250,000 of management fee expense in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one share of our Class C common stock then outstanding. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed.

(2)	Includes only the non-cash portion of stock-based compensation expense.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened, closed or relocated during the periods indicated.

	Fiscal Quarter Ended
	April 1, 2014	April 2, 2013
Company-Owned Restaurant Activity
Beginning of period	318	276
Openings	13	9
Closures and relocations(1)	—	(1)
Restaurants at end of period	331	284
Franchise Restaurant Activity
Beginning of period	62	51
Openings	1	—
Restaurants at end of period	63	51
Total restaurants	394	335
_____________________________

(1)	Relocated restaurants are accounted for under both restaurant openings and restaurant closures and relocations. In the first quarter of 2013, we closed one restaurant at the end of its lease term.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended
	April 1, 2014	April 2, 2013
Revenue:
Restaurant revenue	98.8%	99.1%
Franchising royalties and fees	1.2	0.9
Total revenue	100.0	100.0
Costs and Expenses:
Restaurant Operating Costs (exclusive of depreciation and amortization shown separately below):(1)
Cost of sales	27.0	26.5
Labor	30.8	30.8
Occupancy	11.2	10.4
Other restaurant operating costs	13.8	13.8
General and administrative(2)	7.8	8.9
Depreciation and amortization	6.3	5.9
Pre-opening	1.2	1.1
Asset disposals, closure costs and restaurant impairments	0.2	0.2
Total costs and expenses	97.3	96.8
Income from operations	2.7	3.2
Interest expense	—	1.3
Income before income taxes	2.7	1.9
Provision for income taxes	1.1	0.7
Net income	1.6%	1.1%
______________________________

(1)	As a percentage of restaurant revenue.

(2)
The first quarter of 2013 included $250,000 of management fee expense in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one share of our Class C common stock then outstanding. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed.

First Quarter Ended April 1, 2014 compared to First Quarter Ended April 2, 2013
Our fiscal quarters each contain thirteen weeks with the exception of the fourth quarter of a 53 week fiscal year, which contains fourteen weeks. The table below presents our unaudited operating results for the first quarters of 2014 and 2013, and the related quarter-over-quarter changes:

	Fiscal Quarter Ended		Increase / (Decrease)
	April 1, 2014	April 2, 2013	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$88,448	$80,518	$7,930	9.8%
Franchising royalties and fees	1,071	762	309	40.6
Total revenue	89,519	81,280	8,239	10.1
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23,848	21,301	2,547	12.0
Labor	27,198	24,830	2,368	9.5
Occupancy	9,865	8,359	1,506	18.0
Other restaurant operating costs	12,206	11,080	1,126	10.2
General and administrative	7,009	7,215	(206)	(2.9)
Depreciation and amortization	5,610	4,801	809	16.9
Pre-opening	1,113	921	192	20.8
Asset disposals, closure costs and restaurant impairments	214	201	13	6.5
Total costs and expenses	87,063	78,708	8,355	10.6
Income from operations	2,456	2,572	(116)	(4.5)
Interest expense	20	1,053	(1,033)	(98.1)
Income before income taxes	2,436	1,519	917	60.4
Provision for income taxes	1,012	595	417	70.1
Net income	$1,424	$924	$500	54.1%
Company owned:
Average unit volumes	$1,163	$1,180	$(17)	(1.4)%
Comparable restaurant sales	(1.4)%	2.2%

Revenue
Restaurant revenue increased by $7.9 million in the first quarter of 2014 compared to the same period of 2013. An increase in operating weeks resulted in $10.1 million of this increase, offset by a sales decrease in comparable restaurants of $1.1 million, or 1.4%, in the first quarter of 2014 compared to the same period in 2013. The comparable restaurant sales decline in the first quarter was the result of a decrease in traffic due to abnormally severe weather in the first quarter, offset by an increase in price and mix.
Franchise royalties and fees increased by $309,000 in the first quarter of 2014 compared to the same period of 2013 due to one new restaurant opening and an increase in operating weeks, offset by a decrease in comparable restaurant sales of 3.3% in the first quarter of 2014.
Cost of Sales
Cost of sales increased by $2.5 million in the first quarter of 2014 compared to the same period of 2013, due primarily to the increase in restaurant revenue in the first quarter of 2014. As a percentage of restaurant revenue, cost of sales increased to 27.0% in the first quarter of 2014 from 26.5% in first quarter of 2013. The increase in cost of sales was the result of increased waste associated with low volume days during bad weather, as well as increased promotional activity.

Labor Costs
Labor costs increased by $2.4 million in the first quarter of 2014 compared to the same period of 2013, due primarily to the increase in restaurant revenue in the first quarter of 2014. As a percentage of restaurant revenue, labor costs were flat at 30.8% in both the first quarter of 2014 and the first quarter of 2013.
Occupancy Costs
Occupancy costs increased by $1.5 million in the first quarter of 2014 compared to the first quarter of 2013, due primarily to 55 net restaurant openings. As a percentage of revenue, occupancy costs increased to 11.2% in first quarter of 2014, compared to 10.4% in the first quarter of 2013. The increase was due to additional restaurants included in the non-comparable restaurant base year over year, which, on average, have higher occupancy costs as a percentage of revenue. Additionally there was an increase in common area maintenance charges as a percentage of sales due to increased snow removal in 2014 relative to 2013.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $1.1 million in the first quarter of 2014 compared to the first quarter of 2013, due primarily to increased restaurant revenue in the first quarter of 2014. As a percentage of restaurant revenue, other restaurant operating costs remained consistent at 13.8% in the first quarter of 2014 and the first quarter of 2013.
General and Administrative Expense
General and administrative expense decreased by $0.2 million in the first quarter of 2014 compared to the first quarter of 2013. As a percentage of revenue, general and administrative expense decreased to 7.8% in the first quarter of 2014 compared to 8.9% in first quarter of 2013. This decrease was due to leverage on increased revenue, reduced incentive compensation expense and the elimination of management fees paid to Catterton Partners and Argentia Private Investments, Inc.
Depreciation and Amortization
Depreciation and amortization increased by $0.8 million in the first quarter of 2014 compared to the first quarter of 2013, due primarily to the increase in the number of restaurants. As a percentage of revenue, depreciation and amortization increased to 6.3% in the first quarter of 2014, compared to 5.9% in the first quarter of 2013, due to depreciation on new restaurants and increased capital investment related to initiatives.
Pre-Opening Costs
Pre-opening costs increased by $0.2 million in the first quarter of 2014 compared to the first quarter of 2013. As a percentage of revenue, pre-opening costs increased to 1.2% in the first quarter of 2014 compared to 1.1% in the first quarter of 2013. Both of these increases were due to an increased number of restaurant openings in the first quarter of 2014 compared to the first quarter of 2013.
Interest Expense
Interest expense decreased by $1.0 million in the first quarter of 2014 compared to the same period of 2013. The decrease was the result of lower average borrowings in the first quarter of 2014 compared to the first quarter of 2013 due to the payoff of the majority of our outstanding debt in conjunction with our IPO which we completed on July 2, 2013.
Provision for Income Taxes
Provision for income taxes increased by $0.4 million in the first quarter of 2014 compared to same period of 2013 due to an increase in pre-tax net income of $0.9 million in the first quarter of 2014 compared to the first quarter of 2013. The effective tax rate for the first quarter of 2014 includes the change to a 35% federal income tax rate compared to 34% in 2013. The 2014 estimated annual effective tax rate is expected to be 41.5% compared to 41.7% for 2013.

Liquidity and Capital Resources
Summary of Cash Flows
Our primary sources of liquidity and cash flows are operating cash flows and borrowings on our revolving line of credit. We use these cash sources to fund capital expenditures for new restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally achieve time-of-sales collection of cash from sales to customers, or in the case of credit or debit card transactions, we collect cash within several days of the related sale. In contrast, we typically have at least 30 days to pay our vendors.
Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	One Fiscal Quarter Ended
	April 1, 2014	April 2, 2013
Net cash provided by operating activities	$10,257	$7,961
Net cash used in investing activities	(11,510)	(13,342)
Net cash provided by financing activities	953	5,778
Cash and cash equivalents at the end of period	$668	$978
Operating Activities
Net cash provided by operating activities of $10.3 million for the quarter ended April 1, 2014 resulted primarily from net income, adjusted for items such as depreciation and amortization, stock-based compensation expense and the amortization of debt issuance costs. The $2.3 million increase over the prior year was primarily driven by an increase in net income and an increase in construction-related accounts payable due to timing of restaurant openings.
Investing Activities
Net cash flows used in investing activities decreased $1.8 million from $13.3 million in the first quarter of 2013 to $11.5 million in the first quarter of 2014. The decrease over the prior year is primarily due to timing of new restaurant construction.
Financing Activities
Net cash provided by financing activities was $1.0 million and $5.8 million in the first quarters of 2014 and 2013, respectively. We used borrowings in both fiscal years primarily to fund new restaurant capital expenditures. The decrease over the prior year is due to an increase in operating cash flow and fewer restaurants under construction during the first quarter of 2014 compared to the first quarter of 2013.
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
We currently estimate capital expenditures for 2014 to be in the range of approximately $50 to $55 million. This is primarily related to the anticipated opening of 42 to 50 restaurants in 2014, the start of construction of restaurants to be opened in early 2015 and normal maintenance-related capital expenditures on our existing restaurants.
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

Credit Facility
We maintain a $45.0 million revolving line of credit under our credit facility. The revolving line of credit includes a swing line loan of $10.0 million used to fund working capital requirements. On November 22, 2013, we amended and restated our credit facility to provide more favorable borrowing rates and fees, to extend borrowing capacity through November 2018 and to effect certain changes to the covenants. In connection with our IPO, we repaid our $75.0 million senior term loan under our credit facility and the majority of the revolving line of credit. We had $6.6 million of outstanding indebtedness, $2.8 million of outstanding letters of credit and $35.6 million available for borrowing under our revolving line of credit as of April 1, 2014. Borrowings under our amended and restated credit facility bear interest, at our option, at either (i) LIBOR plus 1.00 to 1.75%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus zero to 0.75%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. The facility includes a commitment fee of 0.125 to 0.25%, based on the lease-adjusted leverage ratio, per year on any unused portion of the facility. We also maintain outstanding letters of credit to secure obligations under our workers’ compensation program and certain lease obligations.
Availability of borrowings under the revolving line of credit is conditioned on our compliance with specified covenants, including a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. We are subject to a number of other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments. As of April 1, 2014, we were in compliance with all of our debt covenants.
Our credit facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of the personal property assets of us and our subsidiaries.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of April 1, 2014.

Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2013. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013.
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
We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of April 1, 2014, there was $6.6 million outstanding under our revolving line of credit and $35.6 million available for borrowing under the credit facility. A plus or minus 1.0% in the effective interest rate applied on this loan would have resulted in a pre-tax interest expense fluctuation of $66,000 of gross interest expense on an annualized basis.
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
Inflation
The primary inflationary factors affecting our operations are food, labor and energy costs as well as labor and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Over the past five years, inflation has not significantly affected our operating results.

Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2014, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

PART II

Item 1. Legal Matters
The Company is named as a defendant in an action filed in the Superior Court of Delaware in New Castle County, entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleges that the Company and the other defendants in the case, including a number of large retailers and restaurant companies, knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver "unclaimed gift card funds" to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an order that we cease and desist from violating the Delaware False Claims and Reporting Act, monetary damages (including treble damages under the False Claims and Reporting Act), penalties, and attorneys' fees and costs. The case is at an early stage and we are therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter. We intend to vigorously defend this action.
In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of April 1, 2014. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013.  There have been no material changes to our Risk Factors as previously reported.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

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

NOODLES & COMPANY
By:	/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen Chief Financial Officer
Date	April 30, 2014