Form 10-Q
period 2014-07-01
NOODLES & Co
filed 2014-08-14
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

(Mark One)
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2014
or
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2014
Class A Common Stock, $0.01 par value per share	28,229,330 shares
Class B Common Stock, $0.01 par value per share	1,522,098 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	July 1, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$710	$968
Accounts receivable	4,160	4,832
Inventories	8,262	7,223
Prepaid expenses and other assets	6,100	5,310
Total current assets	19,232	18,333
Property and equipment, net	180,417	167,614
Other assets, net	2,979	1,855
Total long-term assets	183,396	169,469
Total assets	$202,628	$187,802
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,022	$8,167
Accrued payroll and benefits	5,239	7,121
Accrued expenses and other current liabilities	10,621	8,877
Total current liabilities	24,882	24,165
Long-term debt	9,629	6,312
Deferred rent	31,643	28,846
Other long-term liabilities	4,582	4,006
Total liabilities	70,736	63,329
Stockholders' equity:
Preferred stock—$0.01 par value, authorized 1,000,000 shares as of July 1, 2014 and December 31, 2013; no shares issued or outstanding	—	—
Common stock—$0.01 par value, authorized 180,000,000 shares as of July 1, 2014 and December 31, 2013; 29,742,380 and 29,544,557 issued and outstanding as of July 1, 2014 and December 31, 2013, respectively	297	295
Treasury stock, at cost, 67,586 and 65,478 shares as of July 1, 2014 and December 31, 2013, respectively	(2,848)	(2,777)
Additional paid-in capital	119,184	116,647
Retained earnings	15,259	10,308
Total stockholders' equity	131,892	124,473
Total liabilities and stockholders' equity	$202,628	$187,802
   See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Income
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2014	July 2, 2013	July 1, 2014	July 2, 2013
Revenue:
Restaurant revenue	$98,197	$88,362	$186,646	$168,880
Franchising royalties and fees	1,262	877	2,333	1,639
Total revenue	99,459	89,239	188,979	170,519
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	26,326	23,096	50,174	44,397
Labor	29,328	26,289	56,526	51,119
Occupancy	10,245	8,595	20,110	16,954
Other restaurant operating costs	12,243	10,567	24,449	21,647
General and administrative	8,251	13,654	15,261	20,869
Depreciation and amortization	5,905	5,035	11,515	9,836
Pre-opening	1,027	769	2,140	1,690
Asset disposals, closure costs and restaurant impairments	193	297	408	498
Total costs and expenses	93,518	88,302	180,583	167,010
Income from operations	5,941	937	8,396	3,509
Interest expense	36	1,014	56	2,067
Income before income taxes	5,905	(77)	8,340	1,442
Provision (benefit) for income taxes	2,378	(145)	3,389	450
Net income	$3,527	$68	$4,951	$992
Earnings per share of Class A and Class B common stock, combined:
Basic	$0.12	$—	$0.17	$0.04
Diluted	$0.11	$—	$0.16	$0.04
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	29,703,884	23,509,781	29,655,102	23,374,383
Diluted	31,063,774	24,189,814	31,061,722	23,979,011

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2014	July 2, 2013	July 1, 2014	July 2, 2013
Net income	$3,527	$68	$4,951	$992
Other comprehensive income:
Cash flow hedges:
Reclassification of loss to net income	—	—	—	39
Unrealized income on cash flow hedges	—	—	—	39
Provision for income tax on cash flow hedges	—	—	—	(15)
Other comprehensive income, net of tax	—	—	—	24
Comprehensive income	$3,527	$68	$4,951	$1,016

 See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Two Fiscal Quarters Ended
	July 1, 2014	July 2, 2013
Operating activities
Net income	$4,951	$992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,515	9,836
Deferred income taxes	3,389	450
Asset disposal, closure costs, and restaurant impairments	408	498
Amortization of debt issuance costs and debt extinguishment expense	51	113
Stock-based compensation	665	3,933
Other noncash	—	(131)
Changes in operating assets and liabilities:
Accounts receivable	69	59
Inventories	(1,039)	(527)
Prepaid expenses and other assets	(1,957)	(719)
Accounts payable	651	1,238
Deferred rent	2,797	2,434
Income taxes	(163)	(107)
Accrued expenses and other liabilities	(2,226)	1,657
Net cash provided by operating activities	19,111	19,726
Investing activities
Purchases of property and equipment	(24,459)	(25,652)
Net cash used in investing activities	(24,459)	(25,652)
Financing activities
Proceeds from issuance of long-term debt	128,971	73,836
Payments on long-term debt	(125,654)	(168,110)
Issuance of common stock, net of transaction expenses	—	100,237
Conversion of Class B to Class A shares	(60)	—
Acquisition of treasury stock	(71)	—
Proceeds from exercise of stock options	1,904	—
Net cash provided by financing activities	5,090	5,963
Net (decrease) increase in cash and cash equivalents	(258)	37
Cash and cash equivalents
Beginning of period	968	581
End of period	$710	$618

See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business and Summary and Basis of Presentation
Business
Noodles & Company, (the "Company" or "Noodles & Company"), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and sandwiches. As of July 1, 2014, there were 343 company-owned restaurants and 67 franchise restaurants in 31 states and the District of Columbia. The Company operates its business as one operating and reportable segment.
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
On December 5, 2013, the Company completed a follow-on offering of 4,500,000 shares of Class A common stock at a price of $39.50 per share. All of the shares in the offering were offered by selling stockholders, except for 108,267 shares offered by the Company, the proceeds of which were used to repurchase the same number of shares from certain officers at the same net price per share at which shares were sold in the follow-on offering. The Company did not receive any net proceeds from the offering of shares by the selling stockholders. The selling stockholders paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred approximately $696,000 in costs and expenses related to this offering.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All material intercompany balances and transactions are eliminated in consolidation. Certain reclassifications were made to prior year amounts to conform to this presentation.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2014, which ends on December 30, 2014 and fiscal year 2013, which ended on December 31, 2013, each contain 52 weeks. Fiscal quarters each contain thirteen weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen weeks.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated ("ASU") No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2014-09 is not expected to significantly affect the Company’s consolidated financial position or results of operations.

2. Supplemental Financial Information
Property and equipment, net, consist of the following (in thousands):

	July 1, 2014	December 31, 2013
Leasehold improvements	$187,110	$169,953
Furniture, fixtures, and equipment	102,431	92,695
Construction in progress	7,644	11,209
	297,185	273,857
Accumulated depreciation and amortization	(116,768)	(106,243)
	$180,417	$167,614

3. Borrowings
The Company has a credit facility with a borrowing capacity of $45.0 million in the form of a revolving line of credit, expiring in November 2018. Prior to the IPO, the Company had a credit facility with a borrowing capacity of $120.0 million, consisting of a $75.0 million senior term loan and a $45.0 million revolving line of credit. In the second quarter of 2013 the Company repaid its outstanding $75.0 million senior term loan and the majority of the revolving line of credit.

As of July 1, 2014, the Company had $9.6 million outstanding and $31.8 million available for borrowing under the credit facility. Outstanding letters of credit aggregating $3.6 million reduce the amount of borrowings available. The credit facility bore interest at a rate of 3.25% in both of the first two quarters of 2014. The Company was in compliance with all of its debt covenants as of July 1, 2014.

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

5. Income Taxes
The following table presents the Company's provision for income taxes for the second quarters of 2013 and 2014 and the first two quarters ended July 1, 2014 and July 2, 2013 (dollars in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2014	July 2, 2013	July 1, 2014	July 2, 2013
Provision (benefit) for income taxes	$2,378	$(145)	$3,389	$450
Effective tax rate	40.3%	188.3%	40.6%	31.2%

The 2014 estimated annual effective tax rate is expected to be 41.2% compared to 41.7% for 2013. The effective tax rate for both the second quarter of 2014 and the first two quarters of 2014 includes the change to a 35% federal income tax rate compared to a 34% rate in 2013. The effective tax rate for the first two quarters of 2013 includes the discrete adjustment for certain transaction costs related to the IPO.

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

The following table presents information related to the Stock Incentive Plan (in thousands, except for share and per share amounts):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2014	July 2, 2013	July 1, 2014	July 2, 2013
Outstanding, beginning of period	3,157,914	2,945,386	3,309,872	2,973,168
Granted (1)	231,552	538,273	231,552	538,273
Exercised	50,989	—	193,238	—
Forfeited	13,655	9,261	23,364	37,043
Outstanding, end of period	3,324,822	3,474,398	3,324,822	3,474,398
Weighted average fair market value on option grant date	$10.93	$5.81	$10.93	$5.81
Stock based compensation expense	$536	$3,600	$694	$3,900
Capitalized stock based compensation expense	$29	$16	$12	$41
______________________

(1)
The stock options granted in the second quarter of 2013 included 403,900 options awarded to two executive officers of which 50% vested at the time of the IPO, and the remaining vest annually in equal installements over four years on the anniversary of the grant.

7. Earnings Per Share
Earnings per share ("EPS") is calculated by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share ("diluted EPS") is calculated using income available to common stockholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include shares of common stock underlying stock options and warrants. The following table sets forth the computations of basic and dilutive earnings per share:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2014	July 2, 2013	July 1, 2014	July 2, 2013
Net income (in thousands):	$3,527	$68	$4,951	$992
Shares:
Basic weighted average shares outstanding	29,703,884	23,509,781	29,655,102	23,374,383
Dilutive stock options and warrants	1,359,890	680,033	1,406,620	604,628
Diluted weighted average number of shares outstanding	31,063,774	24,189,814	31,061,722	23,979,011
Earnings per share:
Basic EPS	$0.12	$—	$0.17	$0.04
Diluted EPS	$0.11	$—	$0.16	$0.04
In the second quarters of 2014 and 2013, there were 243,552 and 357,261 outstanding options, respectively, excluded from the diluted earnings per share calculation because they were anti-dilutive. In the first two quarters of 2014 and 2013, there were 243,552 and 347,227 outstanding options, respectively, excluded from the diluted earnings per share calculation because they were anti-dilutive. All outstanding warrants are dilutive and were included in the calculation of diluted earnings per share.

8. Employee Benefit Plans
Deferred Compensation Plan
The Company’s deferred compensation plan, under which compensation deferrals began during the third quarter of 2013, is a non-qualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. To offset its obligation, the Company purchases Company-owned whole-life insurance contracts on certain team members. As of July 1, 2014, $1,044,000 and $1,050,000 were included in other assets, net and other long-term liabilities, respectively, which represent the carrying value of the liability for the deferred compensation plan and the cash surrender value of the associated life insurance policy.

9. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the consolidated statements of cash flows for the first two quarters ended July 1, 2014 and July 2, 2013 (in thousands):

	July 1, 2014	July 2, 2013
Interest paid (net of amounts capitalized)	$—	$2,485
Income taxes paid	163	134
Changes in purchases of property and equipment accrued in accounts payable, net	(204)	(1,752)

10. Commitments and Contingencies
The Company is named as a defendant in an action filed in the Superior Court of Delaware in New Castle County, entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleges that the Company and the other defendants in the case, including a number of large retailers and restaurant companies, knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver "unclaimed gift card funds" to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an order that the Company cease and desist from violating the Delaware False Claims and Reporting Act, monetary damages (including treble damages under the False Claims and Reporting Act), penalties, and attorneys' fees and costs. The case was removed to U.S. federal district court for the District of Delaware, and plaintiffs have filed a motion to remand the case to the Superior Court for the State of Delaware. The Company has also filed a motion to dismiss the complaint. The case is at an early stage, and the Company therefore is unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter. The Company intends to vigorously defend this action.
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of July 1, 2014. These matters could affect the operating results of any one financial reporting period when resolved in future periods. Management believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to the Company's consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.
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
11. Related-Party Transactions
In the second quarter of 2013 and first two quarters of 2013, the Company paid $250,000 and $375,000, respectively, to Catterton Partners and Argentia Private Investments Inc. or their affiliates ("Equity Sponsors") for management service fees and Class C Dividends pursuant to a management services agreement and an agreement to pay dividends on its Class C common stock.

In connection with the IPO, the management services agreement expired and the one share of Class C common stock was redeemed; therefore, no payments were made during 2014. Management service fees and Class C dividends paid in prior fiscal quarters varied due to the timing of the payments.

In connection with the IPO, during the second quarter of 2013, the Company paid $1.7 million of transaction bonuses and related payroll taxes to employees of the Company and $800,000 in transaction payments to the Equity Sponsors.

12. Subsequent Events
On May 27, 2014, the Company announced it had entered into an asset purchase agreement to acquire 16 existing Noodles & Company franchise restaurants. During the third quarter of 2014, the Company acquired the restaurants for approximately $13.6 million, primarily funded by the use of the revolving credit facility.

NOODLES & COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013. We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week year, which contains 14 operating weeks. Fiscal years 2014 and 2013 each contain 52 weeks.
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
2014 Highlights and Trends
Restaurant Development. New restaurants have contributed substantially to our revenue growth, and in the second quarter of 2014, we opened 12 company-owned restaurants and four franchise restaurants. During the two quarters ended July 1, 2014, we opened 25 company-owned restaurants and five franchise restaurants. As of July 1, 2014, we had 343 company-owned restaurants and 67 franchise restaurants in 31 states and the District of Columbia. In 2014, we anticipate opening between 45 and 50 company-owned restaurants, and between 10 and 15 franchise restaurants, including the restaurants opened through the end of our second quarter. Additionally, on the first day of the third quarter, we purchased 16 restaurants from a franchisee.
Comparable Restaurant Sales. Comparable restaurant sales decreased by 0.6% at company-owned restaurants, 1.2% at franchise owned restaurants and 0.7% system-wide in the second quarter of 2014. In the first two quarters of 2014, comparable restaurant sales decreased 1.0% for company-owned restaurants, 2.2% for franchise restaurants and 1.1% system-wide. The system-wide comparable restaurant sales decline in the second quarter was the result of the loss of an operating day relative to the second quarter of 2013 due to the shift in the Easter holiday, on which our restaurants are closed.
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
Comparable Restaurant Sales
Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. This measure highlights performance of existing restaurants, as it excludes the impact of new restaurant openings. Comparable restaurant sales growth is generated by increases in traffic, which we calculate as the number of entrees sold, or changes in per-person spend, calculated as sales divided by traffic. Per-person spend can be influenced by changes in menu prices and the mix and number of items sold per person.
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
EBITDA and adjusted EBITDA provide clear pictures of our operating results by eliminating certain expenses that are not reflective of our underlying business performance. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business.
The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2014	July 2, 2013	July 1, 2014	July 2, 2013
	(in thousands, unaudited)
Net income	$3,527	$68	$4,951	$992
Depreciation and amortization	5,905	5,035	11,515	9,836
Interest Expense	36	1,014	56	2,067
Provision for income taxes	2,378	(145)	3,389	450
EBITDA	$11,846	$5,972	$19,911	$13,345
Asset disposals, closure costs and restaurant impairment	193	297	408	498
Management fees (1)	—	250	—	500
Stock-based compensation expense (2)	525	378	665	741
IPO-related expenses (3)		5,667		5,667
Adjusted EBITDA	$12,564	$12,564	$20,984	$20,751
______________________

(1)
The second quarter of 2013 and the first two quarters of 2013 included $250,000 and $500,000 of management fee expense, respectively, in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one share of our Class C common stock then outstanding. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed.

(2)	Includes only the non-cash portion of stock-based compensation expense.

(3)
Reflects certain expenses incurred in conjunction with the closing of our IPO. This amount includes $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operations Officer (of which 50% vested at grant), $1.7 million of transaction bonuses and related payroll tax and $800,000 in transaction payments to our Equity Sponsors.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened, closed or relocated during the periods indicated.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2014	July 2, 2013	July 1, 2014	July 2, 2013
Company-Owned Restaurant Activity
Beginning of period	331	284	318	276
Openings	12	11	25	20
Closures and relocations (1)	—	—	—	(1)
Restaurants at end of period	343	295	343	295
Franchise Restaurant Activity
Beginning of period	63	51	62	51
Openings	4	2	5	2
Restaurants at end of period	67	53	67	53
Total restaurants	410	348	410	348
_____________________________

(1)	Relocated restaurants are accounted for under both restaurant openings and restaurant closures and relocations. In the first quarter of 2013, we closed one restaurant at the end of its lease term.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2014	July 2, 2013	July 1, 2014	July 2, 2013
Revenue:
Restaurant revenue	98.7%	99.0%	98.8%	99.0%
Franchising royalties and fees	1.3	1.0	1.2	1.0
Total revenue	100.0	100.0	100.0	100.0
Costs and Expenses:
Restaurant Operating Costs (exclusive of depreciation and amortization shown separately below): (1)
Cost of sales	26.8	26.1	26.9	26.3
Labor	29.9	29.8	30.3	30.3
Occupancy	10.4	9.7	10.8	10.0
Other restaurant operating costs	12.5	12.0	13.1	12.8
General and administrative (2)	8.3	15.3	8.1	12.2
Depreciation and amortization	5.9	5.6	6.1	5.8
Pre-opening	1.0	0.9	1.1	1.0
Asset disposals, closure costs and restaurant impairments	0.2	0.3	0.2	0.3
Total costs and expenses	94.0	99.0	95.6	97.9
Income from operations	6.0	1.0	4.4	2.1
Interest expense	—	1.1	—	1.2
Income before income taxes	5.9	(0.1)	4.4	0.8
Provision for income taxes	2.4	(0.2)	1.8	0.3
Net income	3.5%	0.1%	2.6%	0.6%
______________________________

(1)	As a percentage of restaurant revenue.

(2)
In the second quarter of 2013, we incurred $5.7 million of IPO-related expenses: $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operating Officer (of which 50% vested at grant), $1.7 million of transaction bonuses and related payroll taxes and $0.8 million in transaction payments to our Equity Sponsors. Additionally, the second quarter of 2013 and the first two quarters of 2013 included $250,000 and $500,000 of management fee expense, respectively, in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one share of our Class C common stock then outstanding. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed.

Second Quarter Ended July 1, 2014 compared to Second Quarter Ended July 2, 2013
The table below presents our unaudited operating results for the second quarters of 2014 and 2013, and the related quarter-over-quarter changes. Each quarter reflected in the table contained thirteen weeks:

	Fiscal Quarter Ended		Increase / (Decrease)
	July 1, 2014	July 2, 2013	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$98,197	$88,362	$9,835	11.1%
Franchising royalties and fees	1,262	877	385	43.9
Total revenue	99,459	89,239	10,220	11.5
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	26,326	23,096	3,230	14.0
Labor	29,328	26,289	3,039	11.6
Occupancy	10,245	8,595	1,650	19.2
Other restaurant operating costs	12,243	10,567	1,676	15.9
General and administrative (1)	8,251	13,654	(5,403)	(39.6)
Depreciation and amortization	5,905	5,035	870	17.3
Pre-opening	1,027	769	258	33.6
Asset disposals, closure costs and restaurant impairments	193	297	(104)	(35.0)
Total costs and expenses	93,518	88,302	5,216	5.9
Income from operations	5,941	937	5,004	*
Interest expense	36	1,014	(978)	(96.4)
Income before income taxes	5,905	(77)	5,982	*
Provision (benefit) for income taxes	2,378	(145)	2,523	*
Net income	$3,527	$68	$3,459	*
Company owned:
Average unit volumes	$1,156	$1,180	$(24)	(2.0)%
Comparable restaurant sales	(0.6)%	2.2%
______________________________
*     Not meaningful.

(1)
In the second quarter of 2013, we incurred $5.7 million of IPO-related expenses: $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operating Officer (of which 50% vested at grant), $1.7 million of transaction bonuses and related payroll taxes and $0.8 million in transaction payments to our Equity Sponsors. Additionally, the second quarter of 2013 included $250,000 of management fee expense in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed.

Revenue
Restaurant revenue increased by $9.8 million in the second quarter of 2014 compared to the same period of 2013. An increase in operating weeks resulted in $11.2 million of this increase, offset by a sales decrease in comparable restaurants of $1.4 million, or 0.6%, in the second quarter of 2014 compared to the same period in 2013. The comparable restaurant sales decline in the second quarter was the result of the loss of an operating day relative to the second quarter of 2013 due to the shift in the Easter holiday, on which our restaurants are closed.
Franchise royalties and fees increased by $385,000 in the second quarter of 2014 compared to the same period of 2013 due to four new restaurant openings and an increase in operating weeks, offset by a reduction in royalties caused by a decrease in franchise comparable restaurant sales of 1.2% in the second quarter of 2014.

Cost of Sales
Cost of sales increased by $3.2 million in the second quarter of 2014 compared to the same period of 2013, due primarily to the increase in restaurant revenue in the second quarter of 2014. As a percentage of restaurant revenue, cost of sales increased to 26.8% in the second quarter of 2014 from 26.1% in second quarter of 2013. The increase was the result of increased promotional activity and a modest increase in ingredient costs.
Labor Costs
Labor costs increased by $3.0 million in the second quarter of 2014 compared to the same period of 2013, due primarily to the increase in restaurant revenue in the second quarter of 2014. As a percentage of restaurant revenue, labor costs increased to 29.9% in the second quarter of 2014 from 29.8% in the second quarter of 2013. The increase in labor cost percentage was driven by an increased percentage of new restaurants, which on average have higher labor as a percentage of revenue.
Occupancy Costs
Occupancy costs increased by $1.7 million in the second quarter of 2014 compared to the second quarter of 2013, due primarily to 59 net restaurant openings. As a percentage of revenue, occupancy costs increased to 10.4% in second quarter of 2014, compared to 9.7% in the second quarter of 2013. The increase was due primarily to an increased percentage of new restaurants, which, on average have higher occupancy costs as a percentage of revenue.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $1.7 million in the second quarter of 2014 compared to the second quarter of 2013, due primarily to increased restaurant revenue in the second quarter of 2014. As a percentage of restaurant revenue, other restaurant operating costs increased to 12.5% in the second quarter of 2014 from 12.0% in the second quarter of 2013. The increase as a percentage of restaurant revenue was the result of deleverage from lower average unit volumes as well as increased maintenance costs.
General and Administrative Expense
General and administrative expense decreased by $5.4 million in the second quarter of 2014 compared to the second quarter of 2013. This decrease was due to primarily to the recognition of $5.7 million of non-recurring expenses related to the closing of our IPO in the second quarter of 2013. We recognized $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operating Officer (of which 50% vested at grant), $1.7 million of transaction bonuses and related payroll tax and $0.8 million in transaction payments to our Equity Sponsors, all in connection with our IPO.
Depreciation and Amortization
Depreciation and amortization increased by $0.9 million in the second quarter of 2014 compared to the second quarter of 2013, due primarily to the increase in the number of restaurants. As a percentage of revenue, depreciation and amortization increased to 5.9% in the second quarter of 2014, compared to 5.6% in the second quarter of 2013, due primarily to depreciation on new restaurants.
Pre-Opening Costs
Pre-opening costs increased by $0.3 million in the second quarter of 2014 compared to the second quarter of 2013. As a percentage of revenue, pre-opening costs increased to 1.0% in the second quarter of 2014 compared to 0.9% in the second quarter of 2013. Both of these increases were due to one additional restaurant opening in the second quarter of 2014 compared to the second quarter of 2013, and due to the timing of the opening dates and stage of development for the restaurants under construction during the periods.
Interest Expense
Interest expense decreased by $1.0 million in the second quarter of 2014 compared to the same period of 2013. The decrease was the result of lower average borrowings in the second quarter of 2014 compared to the second quarter of 2013 due to the payoff of the majority of our outstanding debt in conjunction with our IPO, which we completed on July 2, 2013.
Provision for Income Taxes
Provision for income taxes increased by $2.5 million in the second quarter of 2014 compared to same period of 2013 due to an increase in pre-tax net income of $6.0 million in the second quarter of 2014 compared to the second quarter of 2013. The effective tax rate for the first two quarters of 2014 includes the change to a 35% federal income tax rate compared to 34% in 2013. The 2014 estimated annual effective tax rate is expected to be 41.2% compared to 41.7% for 2013.
Two Quarters Ended July 1, 2014 compared to Two Quarters Ended July 2, 2013
The table below presents our unaudited operating results for the first two quarters of 2014 and 2013, and the related quarter-over-quarter changes. Each quarter reflected in the table contained thirteen weeks:

	Two Fiscal Quarters Ended		Increase / (Decrease)
	July 1, 2014	July 2, 2013	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$186,646	$168,880	$17,766	10.5%
Franchising royalties and fees	2,333	1,639	694	42.3
Total revenue	188,979	170,519	18,460	11.5
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	50,174	44,397	5,777	13.0
Labor	56,526	51,119	5,407	10.6
Occupancy	20,110	16,954	3,156	18.6
Other restaurant operating costs	24,449	21,647	2,802	12.9
General and administrative (1)	15,261	20,869	(5,608)	(26.9)
Depreciation and amortization	11,515	9,836	1,679	17.1
Pre-opening	2,140	1,690	450	26.6
Asset disposals, closure costs and restaurant impairments	408	498	(90)	(18.1)
Total costs and expenses	180,583	167,010	13,573	8.1
Income from operations	8,396	3,509	4,887	*
Interest expense	56	2,067	(2,011)	(97.3)
Income before income taxes	8,340	1,442	6,898	*
Provision for income taxes	3,389	450	2,939	*
Net income	$4,951	$992	$3,959	*
Company owned:
Average unit volumes	$1,156	$1,180	$(24)	(2.0)%
Comparable restaurant sales	(1.1)%	2.2%
______________________________
* Not meaningful.

(1)
In the second quarter of 2013, we incurred $5.7 million of IPO-related expenses: $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operating Officer (of which 50% vested at grant), $1.7 million of transaction bonuses and related payroll taxes and $0.8 million in transaction payments to our Equity Sponsors. Additionally, the first two quarters of 2013 included $0.5 million of management fee expense in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed.

Revenue
Restaurant revenue increased by $17.8 million in the first two quarters of 2014 compared to the same period of 2013. An increase in operating weeks resulted in $20.7 million of this increase, offset by a sales decrease in comparable restaurants of $2.9 million, or 1.1%, in the first two quarters of 2014 compared to the same period in 2013. The comparable restaurant sales decline in the first two quarters was the result of a decrease in traffic due to abnormally severe weather in the first quarter, as well as the loss of an operating day in January 2014 due to a fiscal calendar shift.

Franchise royalties and fees increased by $694,000 in the first two quarters of 2014 compared to the same period of 2013 due to five new restaurant openings and an increase in operating weeks, offset by a reduction in royalties caused by a decrease in franchise comparable restaurant sales of 2.2% in the first two quarters of 2014.
Cost of Sales
Cost of sales increased by $5.8 million in the first two quarters of 2014 compared to the same period of 2013, due primarily to the increase in restaurant revenue in the first two quarters of 2014. As a percentage of restaurant revenue, cost of sales increased to 26.9% in the first two quarters of 2014 from 26.3% in first two quarters of 2013. The increase in cost of sales was the result of increased promotional activity and a modest increase in ingredient costs.
Labor Costs
Labor costs increased by $5.4 million in the first two quarters of 2014 compared to the same period of 2013, due primarily to the increase in restaurant revenue in the first two quarters of 2014. As a percentage of restaurant revenue, labor costs were flat at 30.3% in the first two quarters of 2014 and the first two quarters of 2013.
Occupancy Costs
Occupancy costs increased by $3.2 million in the first two quarters of 2014 compared to the first two quarters of 2013, due primarily to 67 net restaurant openings. As a percentage of revenue, occupancy costs increased to 10.8% in first two quarters of 2014, compared to 10.0% in the first two quarters of 2013. The increase was due primarily to an increased percentage of new restaurants, which, on average have higher occupancy costs as a percentage of revenue. Additionally, there was an increase in common area maintenance charges as a percentage of sales in the first quarter due to increased snow removal in 2014 compared to 2013.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $2.8 million in the first two quarters of 2014 compared to the first two quarters of 2013, due primarily to increased restaurant revenue in the first two quarters of 2014. As a percentage of restaurant revenue, other restaurant operating costs increased to 13.1% in the first two quarters of 2014, compared to 12.8% in the first two quarters of 2013.
General and Administrative Expense
General and administrative expense decreased by $5.6 million in the first two quarters of 2014 compared to the first two quarters of 2013. As a percentage of revenue, general and administrative expense decreased to 8.1% in the first two quarters of 2014 compared to 12.2% in first two quarters of 2013. This decrease was due to primarily to the recognition of $5.7 million of non-recurring expenses related to our IPO in the second quarter of 2013. We recognized $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operating Officer (of which 50% vested at grant), $1.7 million of transaction bonuses and related payroll tax and $0.8 million in transaction payments to our Equity Sponsors, all in connection with our IPO.
Depreciation and Amortization
Depreciation and amortization increased by $1.7 million in the first two quarters of 2014 compared to the first two quarters of 2013, due primarily to the increase in the number of restaurants. As a percentage of revenue, depreciation and amortization increased to 6.1% in the first two quarters of 2014, compared to 5.8% in the first two quarters of 2013, due to depreciation on new restaurants.
Pre-Opening Costs
Pre-opening costs increased by $0.5 million in the first two quarters of 2014 compared to the first two quarters of 2013. As a percentage of revenue, pre-opening costs increased to 1.1% in the first two quarters of 2014 compared to 1.0% in the first two quarters of 2013. Both of these increases were due to five additional restaurant openings in the first two quarters of 2014 compared to the first two quarters of 2013, and due to the timing of the opening dates and stage of development for the restaurants under construction during the periods.
Interest Expense
Interest expense decreased by $2.0 million in the first two quarters of 2014 compared to the same period of 2013. The decrease was the result of lower average borrowings in the first two quarters of 2014 compared to the first two quarters of 2013 due to the payoff of the majority of our outstanding debt in conjunction with our IPO, which we completed on July 2, 2013.

Provision for Income Taxes
Provision for income taxes increased by $2.9 million in the first two quarters of 2014 compared to same period of 2013 due to an increase in pre-tax net income of $6.9 million in the first two quarters of 2014 compared to the first two quarters of 2013. The effective tax rate for the first two quarters of 2014 includes the change to a 35% federal income tax rate compared to 34% in 2013. The 2014 estimated annual effective tax rate is expected to be 41.2% compared to 41.7% for 2013.
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
Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Two Fiscal Quarters Ended
	July 1, 2014	July 2, 2013
Net cash provided by operating activities	$19,111	$19,726
Net cash used in investing activities	(24,459)	(25,652)
Net cash provided by financing activities	5,090	5,963
Cash and cash equivalents at the end of period	$710	$618
Operating Activities
Net cash provided by operating activities of $19.1 million for the first two quarters ended July 1, 2014 resulted primarily from net income, adjusted for items such as depreciation and amortization, stock-based compensation expense and the amortization of debt issuance costs. The $0.6 million decrease compared to prior year was primarily driven by an increase in net income, offset by an increase in the purchase of inventory for catering initiatives and decreases in accounts payable due to the timing of restaurant openings, accrued incentive compensation and timing of employee benefit payments. Additionally, the first two quarters of 2014 included an earnest money deposit related to the acquisition of 16 franchise restaurants.
Investing Activities
Net cash flows used in investing activities decreased to $24.5 million in the first two quarters ended July 1, 2014 from $25.7 million in the first two quarters of 2013. The decrease over the prior year is primarily due to timing of new restaurant construction.
Financing Activities
Net cash provided by financing activities was $5.1 million and $6.0 million in the first two quarters of 2014 and 2013, respectively. We used borrowings in both fiscal years primarily to fund new restaurant capital expenditures. The decrease over 2013 is due to the closing of our IPO in the second quarter of 2013, in which we sold 6,160,714 shares of Class A common stock at $18.00 per share and received net proceeds of approximately $100.2 million. These net proceeds were used to repay all of our outstanding term loan and all but $207,000 of our revolving line of credit. Additionally, in first two quarters of 2014, we received proceeds of $1.9 million from the exercise of stock options.
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
We currently estimate capital expenditures for 2014 to be in the range of approximately $50 to $55 million, excluding the acquisition of 16 franchise restaurants for $13.6 million. Such capital expenditures are primarily related to the anticipated opening of 45 to 50 restaurants in 2014, the start of construction on restaurants to be opened in early 2015 and normal maintenance-related capital expenditures on our existing restaurants. We expect such capital expenditures to be funded by a combination of cash from operations and borrowings under our revolving credit facility.

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
Credit Facility
We maintain a $45.0 million revolving line of credit under our credit facility. The revolving line of credit includes a swing line loan of $10.0 million used to fund working capital requirements. On November 22, 2013, we amended and restated our credit facility to provide more favorable borrowing rates and fees, to extend borrowing capacity through November 2018 and to effect certain changes to the loan's covenants.
As of July 1, 2014, we had $9.6 million of outstanding indebtedness, $3.6 million of outstanding letters of credit and $31.8 million available for borrowing under our revolving line of credit. Borrowings under our amended and restated credit facility bear interest, at our option, at either (i) LIBOR plus 1.00 to 1.75%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus zero to 0.75%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. The facility includes a commitment fee of 0.125 to 0.25%, based on the lease-adjusted leverage ratio, per year on any unused portion of the facility. We also maintain outstanding letters of credit to secure obligations under our workers’ compensation program and certain lease obligations.
Availability of borrowings under the revolving line of credit is conditioned on our compliance with specified covenants, including a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. We are subject to a number of other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments. As of July 1, 2014, we were in compliance with all of our debt covenants.
Our credit facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of the personal property assets of us and our subsidiaries.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of July 1, 2014.

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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2014-09 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of July 1, 2014, there was $9.6 million outstanding under our revolving line of credit and $31.8 million available for borrowing under the credit facility. A plus or minus 1.0% change in the effective interest rate applied on this loan would have resulted in a pre-tax interest expense fluctuation of $96,000 of gross interest expense on an annualized basis.
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

Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2014, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Exchange Act and therefore, our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement could apply as early as our Annual Report on Form 10-K for the year ending December 29, 2015 if certain triggers requiring large accelerated filing deadlines are met prior to that. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an "emerging growth company."
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Matters
The Company is named as a defendant in an action filed in the Superior Court of Delaware in New Castle County, entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleges that the Company and the other defendants in the case, including a number of large retailers and restaurant companies, knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver "unclaimed gift card funds" to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an order that we cease and desist from violating the Delaware False Claims and Reporting Act, monetary damages (including treble damages under the False Claims and Reporting Act), penalties, and attorneys' fees and costs. The case was removed to U.S. federal district court for the District of Delaware, and plaintiffs have filed a motion to remand the case to the Superior Court for the State of Delaware. We have also filed a motion to dismiss the complaint. The case is at an early stage and we are therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter. We intend to vigorously defend this action.
In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of July 1, 2014. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations or cash flows.

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

NOODLES & COMPANY
By:	/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen Chief Financial Officer
Date	August 14, 2014