Form 10-Q
period 2014-09-30
NOODLES & Co
filed 2014-11-06
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

(Mark One)
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Class A Common Stock, $0.01 par value per share	28,267,144 shares
Class B Common Stock, $0.01 par value per share	1,522,098 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,248	$968
Accounts receivable	3,910	4,832
Inventories	9,154	7,223
Prepaid expenses and other assets	6,690	5,310
Total current assets	22,002	18,333
Property and equipment, net	195,105	167,614
Intangibles	1,789	351
Goodwill	6,543	—
Other assets, net	2,079	1,504
Total long-term assets	205,516	169,469
Total assets	$227,518	$187,802
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,713	$8,167
Accrued payroll and benefits	7,349	7,121
Accrued expenses and other current liabilities	12,937	8,877
Total current liabilities	31,999	24,165
Long-term debt	21,500	6,312
Deferred rent	33,745	28,846
Other long-term liabilities	4,619	4,006
Total liabilities	91,863	63,329
Stockholders' equity:
Preferred stock—$0.01 par value, authorized 1,000,000 shares as of September 30, 2014 and December 31, 2013; no shares issued or outstanding	—	—
Common stock—$0.01 par value, authorized 180,000,000 shares as of September 30, 2014 and December 31, 2013; 29,785,717 and 29,544,557 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	298	295
Treasury stock, at cost, 67,586 and 65,478 shares as of September 30, 2014 and December 31, 2013, respectively	(2,848)	(2,777)
Additional paid-in capital	120,003	116,647
Retained earnings	18,202	10,308
Total stockholders' equity	135,655	124,473
Total liabilities and stockholders' equity	$227,518	$187,802
   See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Income
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2014	October 1, 2013	September 30, 2014	October 1, 2013
Revenue:
Restaurant revenue	$105,143	$87,864	$291,789	$256,744
Franchising royalties and fees	1,073	1,072	3,406	2,711
Total revenue	106,216	88,936	295,195	259,455
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	28,359	23,127	78,533	67,524
Labor	31,884	26,345	88,410	77,464
Occupancy	11,004	8,870	31,114	25,824
Other restaurant operating costs	14,532	11,315	38,981	32,962
General and administrative	7,545	6,939	22,806	27,808
Depreciation and amortization	6,454	5,238	17,969	15,074
Pre-opening	1,142	1,183	3,282	2,873
Asset disposals, closure costs and restaurant impairments	251	339	658	837
Total costs and expenses	101,171	83,356	281,753	250,366
Income from operations	5,045	5,580	13,442	9,089
Interest expense	112	132	168	2,199
Income before income taxes	4,933	5,448	13,274	6,890
Provision for income taxes	1,990	2,183	5,380	2,633
Net income	$2,943	$3,265	$7,894	$4,257
Earnings per share of Class A and Class B common stock, combined:
Basic	$0.10	$0.11	$0.27	$0.17
Diluted	$0.10	$0.11	$0.25	$0.16
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	29,757,820	29,399,650	29,689,342	25,382,805
Diluted	30,893,904	31,063,213	31,042,443	26,528,004

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2014	October 1, 2013	September 30, 2014	October 1, 2013
Net income	$2,943	$3,265	$7,894	$4,257
Other comprehensive income:
Cash flow hedges:
Reclassification of loss to net income	—	—	—	39
Unrealized income on cash flow hedges	—	—	—	39
Provision for income tax on cash flow hedges	—	—	—	(15)
Other comprehensive income, net of tax	—	—	—	24
Comprehensive income	$2,943	$3,265	$7,894	$4,281

 See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Fiscal Quarters Ended
	September 30, 2014	October 1, 2013
Operating activities
Net income	$7,894	$4,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,969	15,074
Deferred income taxes	5,380	366
Asset disposal, closure costs and restaurant impairments	658	837
Amortization of debt issuance costs and debt extinguishment expense	76	82
Stock-based compensation	1,028	4,065
Other noncash	—	(205)
Changes in operating assets and liabilities:
Accounts receivable	318	(1,276)
Inventories	(1,639)	(1,040)
Prepaid expenses and other assets	(2,040)	(1,050)
Accounts payable	3,169	787
Deferred rent	4,660	4,583
Income taxes	(505)	1,904
Accrued expenses and other liabilities	485	4,078
Net cash provided by operating activities	37,453	32,462
Investing activities
Purchases of property and equipment	(39,943)	(39,788)
Acquisition of franchise restaurants	(13,623)	—
Net cash used in investing activities	(53,566)	(39,788)
Financing activities
Proceeds from issuance of long-term debt	211,326	101,731
Payments on long-term debt	(196,138)	(194,498)
Issuance of common stock, net of transaction expenses	—	100,101
Conversion of Class B to Class A shares	(60)	—
Acquisition of treasury stock	(71)	—
Proceeds from exercise of stock options, warrants and employee stock purchase plan	2,336	—
Net cash provided by financing activities	17,393	7,334
Net increase in cash and cash equivalents	1,280	8
Cash and cash equivalents
Beginning of period	968	581
End of period	$2,248	$589

See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business and Summary and Basis of Presentation
Business
Noodles & Company, (the "Company" or "Noodles & Company"), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and sandwiches. As of September 30, 2014, there were 370 company-owned restaurants and 55 franchise restaurants in 32 states and the District of Columbia. The Company operates its business as one operating and reportable segment.
On July 2, 2013, the Company completed an initial public offering ("IPO") of shares of Class A common stock at $18.00 per share. The Company issued 6,160,714 shares of Class A common stock, $0.01 par value, including 803,571 shares sold to the underwriters in the IPO pursuant to their over-allotment option. After underwriter discounts and commissions and offering expenses, the Company received net proceeds from the offering of approximately $100.1 million. These proceeds were used to repay all but $0.2 million of outstanding debt under the Company's credit facility.
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
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU"), "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect this standard to have an impact on the Company’s consolidated financial position or results of operations.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2014-09 is not expected to significantly affect the Company’s consolidated financial position or results of operations.

2. Supplemental Financial Information
Property and equipment, net, consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Leasehold improvements	$199,261	$169,953
Furniture, fixtures and equipment	108,882	92,695
Construction in progress	9,832	11,209
	317,975	273,857
Accumulated depreciation and amortization	(122,870)	(106,243)
	$195,105	$167,614

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

As of September 30, 2014, the Company had $21.5 million outstanding and $20.8 million available for borrowing under the credit facility. Outstanding letters of credit aggregating $2.7 million reduce the amount available to borrow. The credit facility bore interest at a range of 3.25% to 3.50% during the first three quarters of 2014. The Company was in compliance with all of its debt covenants as of September 30, 2014.

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

5. Income Taxes
The following table presents the Company's provision for income taxes for the third quarters of 2014 and 2013 and the first three quarters ended September 30, 2014 and October 1, 2013 (dollars in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2014	October 1, 2013	September 30, 2014	October 1, 2013
Provision for income taxes	$1,990	$2,183	$5,380	$2,633
Effective tax rate	40.3%	40.1%	40.5%	38.2%

The 2014 estimated annual effective tax rate is expected to be between 40% and 41% compared to 41.7% for 2013. The effective tax rate for both the third quarter of 2014 and the first three quarters of 2014 includes the change to a 35% federal income tax rate compared to a 34% rate in 2013. The effective tax rate for the first three quarters of 2013 includes the discrete adjustment for certain transaction costs related to the IPO.

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

The following table presents information related to the Stock Incentive Plan (in thousands, except for share and per share amounts):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2014	October 1, 2013	September 30, 2014	October 1, 2013
Outstanding, beginning of period	3,324,822	3,474,398	3,309,872	2,973,168
Granted (1)	22,000	—	253,552	538,273
Exercised	37,313	—	230,551	—
Forfeited	1,401	1,961	24,765	39,004
Outstanding, end of period	3,308,108	3,472,437	3,308,108	3,472,437
Weighted average fair market value on option grant date	$7.47	N/A	$10.63	$5.81
Stock based compensation expense	$368	$131	$1,025	$4,065
Capitalized stock based compensation expense	$25	$15	$54	$56
______________________

(1)
The stock options granted in the first three quarters of 2013 included 403,900 options awarded to two executive officers of which 50% vested at the time of the IPO and the remaining vest annually in equal installments over four years on the anniversary of the grant.

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

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2014	October 1, 2013	September 30, 2014	October 1, 2013
Net income (in thousands):	$2,943	$3,265	$7,894	$4,257
Shares:
Basic weighted average shares outstanding	29,757,820	29,399,650	29,689,342	25,382,805
Dilutive stock options and warrants	1,136,084	1,663,563	1,353,101	1,145,199
Diluted weighted average number of shares outstanding	30,893,904	31,063,213	31,042,443	26,528,004
Earnings per share:
Basic EPS	$0.10	$0.11	$0.27	$0.17
Diluted EPS	$0.10	$0.11	$0.25	$0.16
In the third quarters of 2014 and 2013, there were 267,196 and zero outstanding options, respectively, excluded from the diluted earnings per share calculation because they were anti-dilutive. In the first three quarters of 2014 and 2013, there were 243,552 and 488,018 outstanding options, respectively, excluded from the diluted earnings per share calculation because they were anti-dilutive. All outstanding warrants are dilutive and were included in the calculation of diluted earnings per share.

8. Acquisition of Franchised Restaurants
On July 2, 2014, the Company acquired 16 restaurants from one of its franchisees. The cash purchase price was $13.6 million and the Company incurred acquisition costs related to the transaction of $0.06 million reflected in General and Administrative expense for the three quarters ended September 30, 2014. The consolidated statements of income include the results of operations for the restaurants from the date of acquisition. The pro forma impact of the acquisition is not presented as the impact was not material to reported results.
The acquisition of the 16 restaurants was accounted for using the purchase method as defined in ASC 805, Business Combination. The goodwill generated by the acquisition is not amortizable for book purposes but is amortizable and deductible for tax purposes. The Company has completed a preliminary allocation of the purchase price to the fair value of acquired assets and assumed liabilities as follows (in thousands):

Fair Value at July 2, 2014
Inventories	292
Prepaid expenses and other assets	27
Property and equipment	5,649
Intangibles	1,421
Goodwill	6,521
Deferred Rent and Other Liabilities	(275)
Total purchase price	$13,635
Of the $1.4 million of intangible assets, $1.3 million are related to reacquired franchise rights, which will be amortized on a straight-line basis over an average life of approximately 15 years and $0.1 million are related to favorable leases, which will be amortized on a straight-line basis over an average life of eight years. The unfavorable leases, which were included in deferred rent in the accompanying condensed consolidated balance sheets, will be amortized on a straight-line basis over an average period of seven years. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a Level 3 measurement that is subject to change.
9. Employee Benefit Plans
Deferred Compensation Plan
The Company’s deferred compensation plan, under which compensation deferrals began during the third quarter of 2013, is a non-qualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. To offset its obligation, the Company purchases Company-owned whole-life insurance contracts on certain team members. As of September 30, 2014 and December 31, 2013, $1.1 million and $0.6 million, respectively, were included in other assets, net, which represents the cash surrender value of the associated life insurance policy. As of September 30, 2014 and December 31, 2013, $1.2 million and $0.6 million, respectively, were included in other long-term liabilities, which represent the carrying values of the liability for the deferred compensation plan.

10. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the consolidated statements of cash flows for the first three quarters ended September 30, 2014 and October 1, 2013 (in thousands):

	September 30, 2014	October 1, 2013
Interest paid (net of amounts capitalized)	$81	$2,748
Income taxes paid	505	400
Changes in purchases of property and equipment accrued in accounts payable, net	(377)	(1,363)

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11. Commitments and Contingencies
The Company is named as a defendant in an action filed in the Superior Court of Delaware in New Castle County, entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleges that the Company and the other defendants in the case, including a number of large retailers and restaurant companies, knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver "unclaimed gift card funds" to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an order that the Company cease and desist from violating the Delaware False Claims and Reporting Act, monetary damages (including treble damages under the False Claims and Reporting Act), penalties and attorneys' fees and costs. The case was removed to U.S. federal district court for the District of Delaware and the plaintiffs have filed a motion to remand the case to the Superior Court for the State of Delaware. The Company has also filed a motion to dismiss the complaint. The case is at an early stage, and the Company therefore is unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter. The Company intends to vigorously defend this action.
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2014. These matters could affect the operating results of any one financial reporting period when resolved in future periods. Management believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to the Company's consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.
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
12. Related-Party Transactions
In the first three quarters of 2013, the Company paid $375,000 to Catterton Partners and Argentia Private Investments Inc. or their affiliates ("Equity Sponsors") for management service fees and Class C Dividends pursuant to a management services agreement and an agreement to pay dividends on its Class C common stock. In connection with the IPO, the management services agreement expired and the one share of Class C common stock was redeemed; therefore, no payments were made subsequent to the second quarter of 2013. Management service fees and Class C dividends paid in prior fiscal quarters varied due to the timing of the payments.

In connection with the IPO, during the second quarter of 2013, the Company paid $1.7 million of transaction bonuses and related payroll taxes to employees of the Company and $800,000 in transaction payments to the Equity Sponsors.

13. Subsequent Events
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
Cautionary Note Regarding Forward-Looking Statements
        In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements including, but not limited to, those discussed in "Special Note Regarding Forward-Looking Statements" and "Risk Factors" as filed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013.
2014 Highlights and Trends
Restaurant Development. New restaurants have contributed substantially to our revenue growth. In the third quarter of 2014, we opened 11 company-owned restaurants and four franchise restaurants. During the three quarters ended September 30, 2014, we opened 36 company-owned restaurants and nine franchise restaurants. Additionally, on July 2, 2014, we purchased 16 restaurants from a franchisee. As of September 30, 2014, we had 370 company-owned restaurants and 55 franchise restaurants in 32 states and the District of Columbia. In 2014, we anticipate opening between 48 and 50 company-owned restaurants, and between 10 and 12 franchise restaurants, including the restaurants opened through the end of our third quarter.
Comparable Restaurant Sales. Comparable restaurant sales increased by 1.6% at company-owned restaurants, 2.0% at franchise owned restaurants and 1.7% system-wide in the third quarter of 2014. In the first three quarters of 2014, comparable restaurant sales decreased 0.1% for company-owned restaurants, 1.0% for franchise restaurants and 0.2% system-wide.
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
Since opening new company-owned and franchise restaurants is an important part of our growth strategy and we anticipate new restaurants will be a significant component of our revenue growth, comparable restaurant sales are only one measure of how we evaluate our performance.

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
EBITDA and adjusted EBITDA provide clear pictures of our operating results by eliminating certain expenses that do not reflect our underlying business performance. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business.
The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2014	October 1, 2013	September 30, 2014	October 1, 2013
	(in thousands, unaudited)
Net income	$2,943	$3,265	$7,894	$4,257
Depreciation and amortization	6,454	5,238	17,969	15,074
Interest Expense	112	132	168	2,199
Provision for income taxes	1,990	2,183	5,380	2,633
EBITDA	$11,499	$10,818	$31,411	$24,163
Asset disposals, closure costs and restaurant impairment	251	339	658	837
Management fees (1)	—	—	—	500
Stock-based compensation expense (2)	357	131	1,028	873
IPO-related expenses (3)	—	—	—	5,667
Adjusted EBITDA	$12,107	$11,288	$33,097	$32,040
______________________

(1)
The first three quarters of 2013 included $0.5 million of management fee expense in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one share of our Class C common stock then outstanding. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed.

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

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened, closed or relocated during the periods indicated.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2014	October 1, 2013	September 30, 2014	October 1, 2013
Company-Owned Restaurant Activity
Beginning of period	343	295	318	276
Openings	11	15	36	35
Acquisitions (1)	16	—	16	—
Closures and relocations (2)	—	—	—	(1)
Restaurants at end of period	370	310	370	310
Franchise Restaurant Activity
Beginning of period	67	53	62	51
Openings	4	5	9	7
Divestitures (1)	(16)	—	(16)	—
Restaurants at end of period	55	58	55	58
Total restaurants	425	368	425	368
_____________________________

(1)	Represents franchise restaurants acquired by the Company.

(2)	Relocated restaurants are accounted for under both restaurant openings and restaurant closures and relocations. In the first quarter of 2013, we closed one restaurant at the end of its lease term.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2014	October 1, 2013	September 30, 2014	October 1, 2013
Revenue:
Restaurant revenue	99.0%	98.8%	98.8%	99.0%
Franchising royalties and fees	1.0	1.2	1.2	1.0
Total revenue	100.0	100.0	100.0	100.0
Costs and Expenses:
Restaurant Operating Costs (exclusive of depreciation and amortization shown separately below): (1)
Cost of sales	27.0	26.3	26.9	26.3
Labor	30.3	30.0	30.3	30.2
Occupancy	10.5	10.1	10.7	10.1
Other restaurant operating costs	13.8	12.9	13.4	12.8
General and administrative (2)	7.1	7.8	7.7	10.7
Depreciation and amortization	6.1	5.9	6.1	5.8
Pre-opening	1.1	1.3	1.1	1.1
Asset disposals, closure costs and restaurant impairments	0.2	0.4	0.2	0.3
Total costs and expenses	95.2	93.7	95.4	96.5
Income from operations	4.8	6.3	4.6	3.5
Interest expense	0.1	0.1	0.1	0.8
Income before income taxes	4.7	6.1	4.5	2.7
Provision for income taxes	1.9	2.5	1.8	1.0
Net income	2.8%	3.7%	2.7%	1.6%
______________________________

(1)	As a percentage of restaurant revenue.

(2)
In the second quarter of 2013, we incurred $5.7 million of IPO-related expenses: $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operating Officer (of which 50% vested at grant), $1.7 million of transaction bonuses and related payroll taxes and $0.8 million in transaction payments to our Equity Sponsors. Additionally, the first three quarters of 2013 included $0.5 million of management fee expense in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one share of our Class C common stock then outstanding. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed.

Third Quarter Ended September 30, 2014 compared to Third Quarter Ended October 1, 2013
The table below presents our unaudited operating results for the third quarters of 2014 and 2013, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	September 30, 2014	October 1, 2013	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$105,143	$87,864	$17,279	19.7%
Franchising royalties and fees	1,073	1,072	1	0.1
Total revenue	106,216	88,936	17,280	19.4
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	28,359	23,127	5,232	22.6
Labor	31,884	26,345	5,539	21.0
Occupancy	11,004	8,870	2,134	24.1
Other restaurant operating costs	14,532	11,315	3,217	28.4
General and administrative	7,545	6,939	606	8.7
Depreciation and amortization	6,454	5,238	1,216	23.2
Pre-opening	1,142	1,183	(41)	(3.5)
Asset disposals, closure costs and restaurant impairments	251	339	(88)	(26.0)
Total costs and expenses	101,171	83,356	17,815	21.4
Income from operations	5,045	5,580	(535)	(9.6)
Interest expense	112	132	(20)	(15.2)
Income before income taxes	4,933	5,448	(515)	(9.5)
Provision (benefit) for income taxes	1,990	2,183	(193)	(8.8)
Net income	$2,943	$3,265	$(322)	(9.9)%
Company owned:
Average unit volumes	$1,152	$1,181	$(29)	(2.5)%
Comparable restaurant sales	1.6%	2.4%

Revenue
Restaurant revenue increased by $17.3 million in the third quarter of 2014 compared to the same period of 2013. An increase in operating weeks resulted in $16.4 million of this increase, as well as an increase in comparable restaurant sales of $0.9 million, or 1.6%, in the third quarter of 2014 compared to the same period in 2013. The comparable restaurant sales increase in the third quarter was the result of a modest price increase and product mix during the quarter.
Franchise royalties and fees increased by $1,000 in the third quarter of 2014 compared to the same period of 2013 due to four new restaurant openings, an increase in comparable restaurant sales, and an increase in operating weeks, offset by the sale of 16 franchise restaurants to the Company on July 2, 2014.
Cost of Sales
Cost of sales increased by $5.2 million in the third quarter of 2014 compared to the same period of 2013, due primarily to the increase in restaurant revenue in the third quarter of 2014. As a percentage of restaurant revenue, cost of sales increased to 27.0% in the third quarter of 2014 from 26.3% in third quarter of 2013. The increase was the result of increased promotional activity and an increase in ingredient costs.

Labor Costs
Labor costs increased by $5.5 million in the third quarter of 2014 compared to the same period of 2013, due primarily to the increase in restaurant revenue in the third quarter of 2014. As a percentage of restaurant revenue, labor costs increased to 30.3% in the third quarter of 2014 from 30.0% in the third quarter of 2013. The increase as a percentage of restaurant revenue was the result of deleverage due to lower average unit volumes and expenses related to the launch of our catering initiative.
Occupancy Costs
Occupancy costs increased by $2.1 million in the third quarter of 2014 compared to the third quarter of 2013, due primarily to 59 net restaurant openings, as well as the acquisition of 16 franchise restaurants. As a percentage of revenue, occupancy costs increased to 10.5% in the third quarter of 2014, compared to 10.1% in the second quarter of 2013. The increase was due primarily to an increased percentage of new restaurants, which on average have higher occupancy costs.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $3.2 million in the third quarter of 2014 compared to the third quarter of 2013, due primarily to increased restaurant revenue in the third quarter of 2014. As a percentage of restaurant revenue, other restaurant operating costs increased to 13.8% in the third quarter of 2014 from 12.9% in the third quarter of 2013. The increase as a percentage of restaurant revenue was due primarily to increased restaurant marketing expense.
General and Administrative Expense
General and administrative expense increased by $0.6 million in the third quarter of 2014 compared to the third quarter of 2013. This increase was primarily driven by our biennial All Managers Conference which was held during the current quarter as well as an increase in non-cash stock compensation expense.
Depreciation and Amortization
Depreciation and amortization increased by $1.2 million in the third quarter of 2014 compared to the third quarter of 2013, due primarily to the increase in the number of restaurants. As a percentage of revenue, depreciation and amortization increased to 6.1% in the third quarter of 2014, compared to 5.9% in the third quarter of 2013, due primarily to depreciation on new restaurants.
Pre-Opening Costs
Pre-opening costs remained relatively flat in the third quarter of 2014 compared to the third quarter of 2013. As a percentage of revenue, pre-opening costs decreased to 1.1% in the third quarter of 2014 compared to 1.3% in the third quarter of 2013. This decrease was due to four fewer restaurants in various stages of development in the third quarter of 2014 compared to the third quarter of 2013.
Provision for Income Taxes
Provision for income taxes decreased by $0.2 million in the third quarter of 2014 compared to same period of 2013 due to a decrease in pre-tax net income of $0.5 million in the third quarter of 2014 compared to the third quarter of 2013. The effective tax rate for the first three quarters of 2014 includes the change to a 35% federal income tax rate compared to 34% in 2013. The 2014 estimated annual effective tax rate is expected to be 40% to 41% compared to 41.7% for 2013.

Three Quarters Ended September 30, 2014 compared to Three Quarters Ended October 1, 2013
The table below presents our unaudited operating results for the first three quarters of 2014 and 2013, and the related quarter-over-quarter changes.

	Three Fiscal Quarters Ended		Increase / (Decrease)
	September 30, 2014	October 1, 2013	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$291,789	$256,744	$35,045	13.6%
Franchising royalties and fees	3,406	2,711	695	25.6
Total revenue	295,195	259,455	35,740	13.8
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	78,533	67,524	11,009	16.3
Labor	88,410	77,464	10,946	14.1
Occupancy	31,114	25,824	5,290	20.5
Other restaurant operating costs	38,981	32,962	6,019	18.3
General and administrative (1)	22,806	27,808	(5,002)	(18.0)
Depreciation and amortization	17,969	15,074	2,895	19.2
Pre-opening	3,282	2,873	409	14.2
Asset disposals, closure costs and restaurant impairments	658	837	(179)	(21.4)
Total costs and expenses	281,753	250,366	31,387	12.5
Income from operations	13,442	9,089	4,353	47.9
Interest expense	168	2,199	(2,031)	(92.4)
Income before income taxes	13,274	6,890	6,384	92.7
Provision for income taxes	5,380	2,633	2,747	104.3
Net income	$7,894	$4,257	$3,637	85.4%
Company owned:
Average unit volumes	$1,152	$1,181	$(29)	(2.5)%
Comparable restaurant sales	(0.1)%	3.1%
______________________________

(1)
In the second quarter of 2013, we incurred $5.7 million of IPO-related expenses: $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operating Officer (of which 50% vested at grant), $1.7 million of transaction bonuses and related payroll taxes and $0.8 million in transaction payments to our Equity Sponsors. Additionally, the first three quarters of 2013 included $0.5 million of management fee expense in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed.

Revenue
Restaurant revenue increased by $35.0 million in the first three quarters of 2014 compared to the same period of 2013. An increase in operating weeks resulted in $36.5 million of this increase, offset by a sales decrease in comparable restaurants of $1.5 million, or 0.1%, in the first three quarters of 2014 compared to the same period in 2013. The comparable restaurant sales decline in the first three quarters was the result of a decrease in traffic due to abnormally severe weather in the first quarter, as well as the loss of an operating day in January 2014 due to a fiscal calendar shift.
Franchise royalties and fees increased by $695,000 in the first three quarters of 2014 compared to the same period of 2013 due to nine new restaurant openings and an increase in operating weeks, offset by a reduction in royalties caused by a decrease in franchise comparable restaurant sales of 1.0% in the first three quarters of 2014, as well as our purchase of 16 franchise restaurants on July 2, 2014.
Cost of Sales
Cost of sales increased by $11.0 million in the first three quarters of 2014 compared to the same period of 2013, due primarily to the increase in restaurant revenue in the first three quarters of 2014. As a percentage of restaurant revenue, cost of sales increased to 26.9% in the first three quarters of 2014 from 26.3% in the first three quarters of 2013. The increase in cost of sales was the result of increased promotional activity and an increase in ingredient costs.
Labor Costs
Labor costs increased by $10.9 million in the first three quarters of 2014 compared to the same period of 2013, due primarily to the increase in restaurant revenue in the first three quarters of 2014. As a percentage of restaurant revenue, labor costs increased to 30.3% in the first three quarters of 2014 from 30.2% in the first three quarters of 2013.
Occupancy Costs
Occupancy costs increased by $5.3 million in the first three quarters of 2014 compared to the first three quarters of 2013, due primarily to 44 net restaurant openings, as well as the acquisition of 16 franchise restaurants. As a percentage of revenue, occupancy costs increased to 10.7% in first three quarters of 2014, compared to 10.1% in the first three quarters of 2013. The increase was due primarily to an increased percentage of new restaurants, which on average have higher occupancy costs as a percentage of revenue. Additionally, there was an increase in common area maintenance charges as a percentage of sales in the first quarter due to increased snow removal in 2014 compared to 2013.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $6.0 million in the first three quarters of 2014 compared to the first three quarters of 2013, due primarily to increased restaurant revenue in the first three quarters of 2014. As a percentage of restaurant revenue, other restaurant operating costs increased to 13.4% in the first three quarters of 2014, compared to 12.8% in the first three quarters of 2013. The increase as a percentage of restaurant revenue was due to increased utilities and maintenance expense.
General and Administrative Expense
General and administrative expense decreased by $5.0 million in the first three quarters of 2014 compared to the first three quarters of 2013. As a percentage of revenue, general and administrative expense decreased to 7.7% in the first three quarters of 2014 compared to 10.7% in first three quarters of 2013. This decrease was due to primarily to the recognition of $5.7 million of non-recurring expenses related to our IPO in the second quarter of 2013. We recognized $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operating Officer (of which 50% vested at grant), $1.7 million of transaction bonuses and related payroll tax and $0.8 million in transaction payments to our Equity Sponsors, all in connection with our IPO.
Depreciation and Amortization
Depreciation and amortization increased by $2.9 million in the first three quarters of 2014 compared to the first three quarters of 2013, due primarily to the increase in the number of restaurants. As a percentage of revenue, depreciation and amortization increased to 6.1% in the first three quarters of 2014, compared to 5.8% in the first three quarters of 2013, due to depreciation on new restaurants.

Pre-Opening Costs
Pre-opening costs increased by $0.4 million in the first three quarters of 2014 compared to the first three quarters of 2013. As a percentage of revenue, pre-opening costs remained flat at 1.1% in the first three quarters of 2014 and in the first three quarters of 2013. The increase in expense was due to one additional restaurant in the development stage in the first three quarters of 2014 compared to the first three quarters of 2013 as well as an increase in overall costs related to restaurants opened in remote markets.
Interest Expense
Interest expense decreased by $2.0 million in the first three quarters of 2014 compared to the same period of 2013. The decrease was the result of lower average borrowings in the first three quarters of 2014 compared to the first three quarters of 2013 due to the payoff of the majority of our outstanding debt in conjunction with our IPO, which we completed on July 2, 2013.
Provision for Income Taxes
Provision for income taxes increased by $2.7 million in the first three quarters of 2014 compared to same period of 2013 due to an increase in pre-tax net income of $6.4 million, as well as an increase in effective tax rate of 2.3% in the first three quarters of 2014 compared to the first three quarters of 2013. The effective tax rate for the first three quarters of 2014 includes the change to a 35% federal income tax rate compared to 34% in 2013. The 2014 estimated annual effective tax rate is expected to be 40% to 41% compared to 41.7% for 2013.
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
Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Three Fiscal Quarters Ended
	September 30, 2014	October 1, 2013
Net cash provided by operating activities	$37,453	$32,462
Net cash used in investing activities	(53,566)	(39,788)
Net cash provided by financing activities	17,393	7,334
Net increase in cash and cash equivalents	$1,280	$8
Operating Activities
Net cash provided by operating activities of $37.5 million for the first three quarters ended September 30, 2014 resulted primarily from net income, adjusted for non-cash items such as depreciation and amortization, stock-based compensation expense and the amortization of debt issuance costs. The $5.0 million increase compared to the prior year comparable period was primarily driven by an increase in net income and accounts payable due to the timing of payments and a decrease in accounts receivable due to the collection of tenant improvement credits, offset by the timing of accrued incentive compensation payments.
Investing Activities
Net cash flows used in investing activities increased to $53.6 million in the first three quarters ended September 30, 2014 from $39.8 million in the first three quarters of 2013. The increase over the prior year is primarily due to $13.6 million used to acquire 16 restaurants from a franchisee.

Financing Activities
Net cash provided by financing activities was $17.4 million and $7.3 million in the first three quarters of 2014 and 2013, respectively. We used borrowings in both fiscal years to fund new restaurant capital expenditures and to fund the acquisition of 16 franchise locations in 2014. The increase over 2013 is due to additional borrowings related to the purchase of 16 franchise restaurants as well as the closing of our IPO in the second quarter of 2013, in which we sold 6,160,714 shares of Class A common stock at $18.00 per share and received net proceeds of approximately $100.1 million. These net proceeds were used to repay all of our outstanding term loan and all but $0.2 million of our revolving line of credit. Additionally, in the first three quarters of 2014, we received proceeds of $2.3 million from the exercise of stock options.
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
We currently estimate capital expenditures for 2014 to be in the range of approximately $50 to $55 million, excluding the acquisition of 16 franchise restaurants for $13.6 million. Such capital expenditures are primarily related to the anticipated opening of 48 to 50 restaurants in 2014, the start of construction on restaurants to be opened in early 2015 and normal maintenance-related capital expenditures on our existing restaurants. We expect such capital expenditures to be funded by a combination of cash from operations and borrowings under our revolving credit facility.
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
Credit Facility
We maintain a $45.0 million revolving line of credit under our credit facility. The revolving line of credit includes a swing line loan of $10.0 million used to fund working capital requirements. On November 22, 2013, we amended and restated our credit facility to provide more favorable borrowing rates and fees, to extend borrowing capacity through November 2018 and to change certain of the loan's covenants.
As of September 30, 2014, we had $21.5 million of outstanding indebtedness, $2.7 million of outstanding letters of credit and $20.8 million available for borrowing under our revolving line of credit. Borrowings under our amended and restated credit facility bear interest, at our option, at either (i) LIBOR plus 1.00 to 1.75%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus zero to 0.75%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. The facility includes a commitment fee of 0.125 to 0.25%, based on the lease-adjusted leverage ratio, per year on any unused portion of the facility. We also maintain outstanding letters of credit to secure obligations under our workers’ compensation program and certain lease obligations.
Availability of borrowings under the revolving line of credit is conditioned on our compliance with specified covenants, including a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. We are subject to a number of other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments. As of September 30, 2014, we were in compliance with all of our debt covenants.
Our credit facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries' personal property assets.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of September 30, 2014.

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
Recent Accounting Pronouncements
In August 2014, the FASB issued ASU, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect this standard to have an impact on the Company’s consolidated financial position or results of operations.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2014-09 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.
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
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of September 30, 2014, there was $21.5 million outstanding under our revolving line of credit and $20.8 million available for borrowing under the credit facility. A plus or minus 1.0% change in the effective interest rate applied on this loan would have resulted in a pre-tax interest expense fluctuation of $0.2 million of gross interest expense on an annualized basis.
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

Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

PART II

Item 1. Legal Matters
As previously disclosed in our Quarterly Reports on Form 10-Q filed on April 30, 2014 and August 14, 2014, the Company is named as a defendant in an action filed in the Superior Court of Delaware in New Castle County, entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleges that the Company and the other defendants in the case, including a number of large retailers and restaurant companies, knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver "unclaimed gift card funds" to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an order that we cease and desist from violating the Delaware False Claims and Reporting Act, monetary damages (including treble damages under the False Claims and Reporting Act), penalties, and attorneys' fees and costs. The case was removed to U.S. federal district court for the District of Delaware, and plaintiffs have filed a motion to remand the case to the Superior Court for the State of Delaware. We have also filed a motion to dismiss the complaint. The case is at an early stage and we are therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter. We intend to vigorously defend this action.
In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2014. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013.  There have been no material changes to our Risk Factors as previously reported.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Amendment No. 1 to Registration Rights Agreement, dated as of July 8, 2014, among Noodles & Company and certain of its stockholders
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen Chief Financial Officer
Date	November 6, 2014