Form 10-K
period 2014-12-30
NOODLES & Co
filed 2015-02-24
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes     ☐   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer (do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of July 1, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $438.8 million. This amount was calculated based on the closing price of the common stock on July 1, 2014 on the NASDAQ Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
As of February 19, 2015, there were 29,827,302 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

PART I
ITEM 1.    Business
General
Noodles & Company is a high growth, fast casual restaurant concept offering lunch and dinner within a fast growing segment of the restaurant industry. We opened our first location in Denver, Colorado in 1995, offering noodle and pasta dishes, staples of many cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, soups, salads, sandwiches and appetizers which are served on china by our friendly team members. We believe we offer our customers value with per person spend of $8.25 for the fiscal year ended December 30, 2014. We have 439 restaurants, comprised of 386 company-owned and 53 franchised locations, across 32 states and the District of Columbia, as of December 30, 2014.
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
Our Concept and Business Strengths
Variety. We have purposefully chosen a range of healthy to indulgent dishes to satisfy carnivores and vegetarians. Our menu encourages customers to customize their meals to meet their tastes and nutritional preferences with our selection of 14 fresh vegetables and six proteins–beef, naturally raised pork, chicken, meatballs, shrimp and organic tofu. We believe our variety ensures that even the pickiest of eaters can find something to crave, which eliminates the "veto vote" and encourages people with different tastes to enjoy a meal together.
All of our dishes are cooked-to-order with fresh, high quality ingredients sourced from our carefully selected suppliers. Our commitment to the freshness of our ingredients is further demonstrated by our use of seasonal ingredients and healthy add-in options, such as organic tofu, and by the freshness of our ingredients. Our culinary team strives to develop new dishes and limited time offerings ("LTOs") to further reinforce our Your World Kitchen positioning and regularly provide our guests additional options. For example, in Fall of 2014 we introduced a Buffalo Chicken Mac & Cheese and Fig & Pig Flatbread to provide a hearty option as the country entered colder weather and to expand on our flatbread appetizer platform. This focus on culinary innovation, combined with our commitment to classic cooking methods, allows us to prepare and serve high quality food.
Value. The value we offer, the quality of our food and the welcoming ambiance of our restaurants create an overall customer experience that we believe is second-to-none. Our per person spend of approximately $8.25 for the twelve months ended December 30, 2014 is competitive not only within the fast casual segment, but also within the quick-service segment. We believe the speed of our service and the quality of our food contributes to a value proposition that enables us to take market share from casual dining restaurants. We deliver value by combining a family-friendly dining environment with the opportunity to enjoy many dishes containing ingredients like our award-winning slow-braised, naturally raised pork.
The Experience in Our Restaurants. We design each location individually, which we believe creates an inviting restaurant environment. We believe the ambiance is warm and welcoming, with muted lighting and colors, comfortable seating and our own custom music mix, which is intended to make our customers feel relaxed and at home. We also enhance the experience by featuring

Coca-Cola Freestyle® machines in all our restaurants, offering our customers over 100 drink choices to complement their meal-again putting control in the customers’ hands, so that they can create or match their drink to their meal.
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
After our customers order at the counter, their food is served on china and delivered to their table by our friendly team members. To further enhance our customers’ dining experience, we check on them throughout their meal. We offer them drink refills, a glass of wine or dessert, so they do not have to leave their seats. No trash cans are visible to our customers in our restaurants: following the meal, our team quickly clears the table.
Restaurant Unit Growth
We believe we have significant growth potential because of our brand positioning, strong unit economics, financial results and broad customer appeal. We have more than doubled our restaurant base in the last six years to 439 locations in 32 states and the District of Columbia as of December 30, 2014, including the 49 company-owned restaurants and 10 franchise restaurants opened in 2014. We also purchased 19 restaurants from two franchisees during 2014. We believe we are at an early stage of nationwide expansion, and that we can grow to 2,500 restaurants over the next 15 to 20 years across the United States based on our scalable infrastructure, broad appeal and flexible and portable real estate model, but this growth rate is not guaranteed. Our restaurants are typically 2,600 to 2,700 square feet and are located in end-cap, inline or free-standing locations across a variety of urban and suburban markets. Our near-term growth strategy will involve opening units in mature markets and expanding into new markets.
Although we expect the majority of our expansion to continue to be from company-owned restaurants, we are strategically expanding our base of franchise restaurants. Our franchise program is a low-cost and high-return model that allows us to expand our footprint and build brand awareness in markets that we do not plan to enter in the short to medium term. As of December 30, 2014, we have 53 franchise units in 15 states operated by 11 franchisees. We look for experienced, well-capitalized franchise partners who are able to leverage their existing infrastructure and local knowledge in a manner that benefits both our franchisees and ourselves. As of December 30, 2014, a total of 10 area developers have signed development agreements providing for the opening of 175 restaurants in their respective territories.
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
Our ability to succeed in several different kinds of trade areas and real estate types has allowed us flexibility in our market development strategy. While we typically target end-cap or freestanding locations, we also have seen success in inline locations. Moreover, we perform well in various market sizes, from smaller markets to suburbs to central business districts. This flexibility also allows us to manage risk in our development portfolio by balancing higher cost locations—typically seen in urban areas—with those that are lower cost—typically seen in smaller markets.

Once a location has been approved by our executive-level selection committee, we begin a design process to match the characteristics and feel of the location to the trade area. For example, in a trade area with a high percentage of families we will utilize additional booth seating in the dining room, and in an urban location we will typically alter our kitchen design to enhance throughput for the busy lunch hours.
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
Training and Career Development. We believe that our training efforts create a culture of continuous learning and professional growth that allows our team members to continue their career development with us. Within each restaurant, two to four team members are designated to lead the training efforts and ensure a consistent approach to team member development. We produce training materials that encourage individual contributions and participation from our team members, rather than providing rote, step-by-step scripts or rigid and extensively detailed policy manuals.
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
The majority of our restaurants have exhibition-style kitchens. This design demonstrates our commitment to cooking fresh food in an accessible manner. We provide each customer with individual attention and make every effort to respond to customer suggestions and concerns in a personal and hospitable way.
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
Restaurant Marketing
Our marketing efforts seek to increase sales through a variety of channels and initiatives. Community-based restaurant marketing, as well as online, social and other media tools, highlight our competitive strengths, including our varied and healthy menu offerings and the value we offer our customers.

•
Local Relationship Marketing. We differentiate our business through an innovative, community-based approach to building brand awareness and customer loyalty. We use a wide range of local marketing initiatives to increase the frequency of and occasions for visits, and to encourage people to get to know us better, try our food and bring their friends. We empower our local restaurant managers to selectively organize events to bring new customers into our restaurants. For example, our team members will invite a customer to bring a group of his or her friends in for a "tasting," an exclusive menu tasting at their local Noodles location.

•
Our Menu Offerings. We focus some of our marketing efforts on new menu offerings to broaden our appeal to our customers. We offer LTOs and featured items like the Buffalo Chicken Mac & Cheese, a twist on our core Wisconsin Mac & Cheese, which include ingredients and flavors that maintain customer interest. We promote these items through a variety of formats including market-wide public relations events, social media marketing, radio promotions, tastings and email blasts to our e-club. In addition to increasing brand awareness, these promotions also encourage prompt consumer action, resulting in more immediate increases in our customer traffic.

•
Creating New Meal Occasions. We also focus on ways Noodles & Company can serve customers at different times and in new places. For example, customers who want to feed a large group can enjoy our Square Bowls, which are family-style take-out offerings of our noodles, pastas and salads that generally feed up to four people. We market this new offering in a variety of ways, including in-restaurant posters, as well as email Noodlegrams, Facebook posts and other communications outside our restaurants. During 2014 we also introduced a catering offering, which accommodates groups of twenty or more guests.

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

•
Online, Social and Other Media Tools. We rely on our website, www.noodles.com, to promote our business and increase brand awareness. The information on or available through our website is not, and should not be considered, a part of this report. Our customers are encouraged to sign up to receive email communication or Noodlegrams, updating them on new menu offerings, LTOs and promotional opportunities. As of December 30, 2014, more than 1,100,000 of our customers have signed up to receive Noodlegrams. We also communicate with our customers using social media, such as our Facebook and Instagram pages, our YouTube channel and our Twitter feed. Our media tools also include placements in local, regional and national print media.

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
Franchising
We had 11 franchisees who operated 53 franchise restaurants in 15 states as of December 30, 2014. A total of 10 area developers have signed area development agreements providing for the opening of 175 additional restaurants in their respective territories as of December 30, 2014. We expect to continue to offer development rights in markets where we do not intend to build company-owned restaurants. We may offer such rights to larger developers who commit to open 10 or more units, or to smaller developers who may commit to open significantly fewer restaurants. We do not currently intend to offer single-unit franchises. We believe the strength and attractiveness of our brand and unit growth opportunities in attractive undeveloped markets will attract experienced and well-capitalized area developers.
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
Employees
As of December 30, 2014, we had approximately 9,500 employees, including approximately 900 salaried employees and approximately 8,600 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.
Available Information
We maintain a website at www.noodles.com, including an investor relations section at investor.noodles.com, on which we routinely post important information, such as webcasts of quarterly earnings calls, and any related materials. You may access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge in the investor relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public may also read and copy materials we file with the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
The contents of the websites mentioned above are not incorporated into and should not be considered a part of this report. The references to the URLs for these websites are intended to be inactive textual references only.

Executive Officers of the Registrant

Name	Age(1)	Position
Kevin Reddy	56	Chairman and Chief Executive Officer
Keith Kinsey	60	President, Chief Operating Officer and Director
Dave Boennighausen	37	Chief Financial Officer
Dan Fogarty	53	Executive Vice President of Marketing
Phil Petrilli	45	Executive Vice President of Operations
Paul Strasen	58	Executive Vice President, General Counsel and Secretary
Kathy Lockhart	50	Vice President and Controller
_____________

(1)	As of February 23, 2015
Kevin Reddy has served as our Chief Executive Officer since April 2006. He became a member of our board of directors in May 2006, and Chairman of the Board in May 2008. Mr. Reddy was our President and Chief Operating Officer from April 2005 to April 2006, continuing to serve as our President until July 2012. Prior to joining us, he was the Chief Operating Officer, Chief Operations Officer and Restaurant Support Officer for Chipotle Mexican Grill. Mr. Reddy began his professional career with McDonald’s Corporation in 1983 as a regional controller and progressed into positions of escalating responsibility. Mr. Reddy has received a number of awards in connection with his role as our Chief Executive Officer, including being named "Entrepreneur of the Year" by Restaurant Business Magazine in 2009 and was most recently included on the Nation's Restaurant News 2014 Builders List, created to feature people who are taking restaurant brands to the next level. He currently serves on the executive advisory board to the Daniels School of Business at the University of Denver. He received a BS in Accounting from Duquesne University.
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
Dave Boennighausen has served as our Chief Financial Officer since July 2012. Mr. Boennighausen has been with the Company since 2004, and served as our Vice President of Finance from October 2007 to March 2011, and as our Executive Vice President of Finance from April 2011 to June 2012. He began his career with May Department Stores. He received a BS in Finance and Marketing from Truman State University and holds an MBA from the Stanford Graduate School of Business.
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
Kathy Lockhart has served as our Vice President and Controller since August 2006. Prior to joining us, Ms. Lockhart served as the Vice President and Controller of several public and private restaurant and retail companies, including Einstein/Noah Bagel Corp., Boston Market, VICORP (parent company of Village Inn and Bakers Square restaurants) and Ultimate Electronics. She received a BA in Business Administration and Political Science from Western State College, and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.
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
One of the key means of achieving our growth strategy will be through opening new restaurants and operating those restaurants on a profitable basis. We expect this to be the case for the foreseeable future. In 2014, we opened 49 company-owned restaurants, and 10 franchise restaurants, and we expect 12% to 14% system-wide unit growth in 2015. We may not be able to open new restaurants as quickly as planned. In the past, we have experienced delays in opening some restaurants and that could happen again. Delays or failures in opening new restaurants could materially and adversely affect our growth strategy and our expected results. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will eventually decline.
In addition, one of our biggest challenges is locating and securing an adequate supply of suitable new restaurant sites in our target markets. Competition for those sites is intense, and other restaurant and retail concepts that compete for those sites may have unit economic models that permit them to bid more aggressively for those sites than we can. There is no guarantee that a sufficient number of suitable sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. Our ability to open new restaurants also depends on other factors, including:

•	negotiating leases with acceptable terms;

•	identifying, hiring and training qualified employees in each local market;

•	timely delivery of leased premises to use from our landlords and punctual commencement of our build-out construction activities;

•	managing construction and development costs of new restaurants, particularly in competitive markets;

•	avoiding the impact of inclement weather, natural disasters and other calamities;

•	obtaining construction materials and labor at acceptable costs, particularly in urban markets;

•
securing required governmental approvals, permits and licenses (including construction and other permits) in a timely manner and responding effectively to any changes in local, state or federal laws and regulations that adversely affect our costs or ability to open new restaurants; and

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
We intend to develop new restaurants in our existing markets, expand our footprint into adjacent markets and selectively enter into new markets. In order to build new restaurants, we must first identify target markets where we can enter or expand our footprint, taking into account numerous factors, including the location of our current restaurants, local economic trends, population density, area demographics and geography. Then we must locate and secure appropriate sites, which is one of our biggest challenges. There are numerous factors involved in identifying and securing an appropriate site, including:

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
We have implemented strategies such as catering options in an effort to increase overall sales. Our catering program, in particular, is in an early phase and may not increase our sales to the degree we expect. Catering also introduces new operating procedures to our restaurants and we may not successfully execute these procedures, which could adversely impact the customer experience in our restaurants and thereby harm our sales and customer perception of our brand.

Adverse weather conditions could affect our sales.
Adverse weather conditions, such as regional winter storms, floods and hurricanes, could affect our sales at restaurants in locations that experience these weather conditions, which could materially adversely affect our business, financial condition or results of operations. It is possible that weather conditions may impact our business more than other businesses in our industry because of the significant concentration of our restaurants in the Upper Midwest, Rocky Mountain and Mid-Atlantic states.
Our failure to manage our growth effectively could harm our business and operating results.
Our growth plan includes opening a significant number of new restaurants. Our existing restaurant management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure which could harm our business, financial condition or results of operations.
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
In 2014, we opened 49 company-owned restaurants and 10 franchise restaurants, and in 2015 we expect 12% to 14% system-wide unit growth. Our growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate and be unpredictable or adversely affect our profits. Our future results depend on various factors, including successful selection of new markets and restaurant locations, local market acceptance of our restaurants, consumer recognition of the quality of our food and willingness to pay our prices, the quality of our operations and general economic conditions. In addition, as has happened when other restaurant concepts have tried to expand, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. Newly opened restaurants or our future markets and restaurants may not be successful or our system-wide average restaurant sales may not increase at historical rates, which could materially adversely affect our business, financial condition or results of operations.
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
We are subject to various federal, state and local regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. Our restaurants are also subject to state and local licensing and regulation by health, alcoholic beverage, sanitation, food and occupational safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses, approvals or permits for our restaurants, which could delay planned restaurant openings or affect the operations at our existing restaurants. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.
We are subject to the U.S. Americans with Disabilities Act ("ADA") and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, including our restaurants. We may in the future have to modify restaurants, for example, by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material.
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
We cannot guarantee that our internal controls and training will be fully effective in preventing all food safety issues at our restaurants, including any occurrences of foodborne illnesses such as salmonella, E. coli and Hepatitis A. Further, we may be at a higher risk for food-borne illness outbreaks than some competitors due to our use of fresh ingredients rather than frozen, and our reliance on employees cooking with traditional methods rather than automation. The risk of illnesses associated with our food might also increase in connection with the expansion of our catering business or other situations in which our food is served in conditions that we cannot control. In addition, there is no guarantee that our franchise locations will maintain the high levels of internal controls and training we require at our company-owned restaurants. Furthermore, we and our franchisees rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single restaurant. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our restaurants or markets or related to food products we sell could negatively affect our restaurant sales nationwide if highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our restaurants. A number of other restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our restaurants, or negative publicity or public speculation about an incident, could materially adversely affect our business, financial condition or results of operations.

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
In 2010, the Patient Protection and Affordable Care Act of 2010 (the "PPCA") was signed into law in the United States to require health care coverage for many uninsured individuals and expand coverage to those already insured. We currently offer and subsidize comprehensive healthcare coverage, primarily for our salaried employees. The healthcare reform law will require us, beginning in July 2015, to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. We expect to offer healthcare benefits to all of our full-time employees beginning in July 2015 and to incur additional expense related to such benefits. It is likely that such benefits will not satisfy the "affordability" requirement of PPCA in all cases, and that we will incur penalties under PPCA as a consequence. Because the calculation of such penalties will depend in part on reporting of employee purchases of health benefits from public exchanges established under the PPCA, and such reporting may lag significantly behind the actual purchases, it may be difficult to estimate such penalties as they are incurred. The healthcare reform law also requires individuals to obtain coverage or face individual penalties, so employees who are currently eligible but elect not to participate in our healthcare plans may find it more advantageous to do so because of such requirement. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us we will become less competitive in the market for our labor. Finally, implementing the requirements of healthcare reform is likely to impose additional administrative costs. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may significantly increase our healthcare coverage costs and could materially adversely affect our, business, financial condition or results of operations.
Unionization activities or labor disputes may disrupt our operations and affect our profitability.
Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition or results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes may increase our costs. Potential changes in labor laws, including the possible passage of legislation designed to make it easier for employees to unionize, could increase the likelihood of some or all of our employees being subjected to greater organized labor influence, and could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our employee culture.
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
The restaurant industry depends on consumer discretionary spending. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumers' discretionary spending. Economic conditions may remain volatile and may depress consumer confidence and discretionary spending. Traffic in our restaurants could decline if consumers choose to dine out less frequently or reduce the amount they spend on meals while dining out. Negative economic conditions (including negative economic conditions resulting from war, terrorist activities, global economic occurrences or trends or other geo-political events) might cause consumers to make long-term changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential restaurant closures could result from prolonged negative restaurant sales, which could materially adversely affect our business, financial condition or results of operations.
Health concerns arising from outbreaks of viruses may have an adverse effect on our business.
The United States and other countries have experienced, or may experience in the future, outbreaks of neurological diseases or other diseases or viruses, such as norovirus, influenza, H1N1 and Ebola. If a virus is transmitted by human contact, our employees or customers could become infected, or could choose, or be advised, to avoid gathering in public places, any one of which could materially adversely affect our business, financial condition or results of operations.
Changes in food and supply costs could adversely affect our results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Shortages or interruptions in the availability of certain supplies caused by seasonal fluctuations, unanticipated demand, problems in production or distribution, food contamination, product recalls, government regulations, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Weather related issues, such as freezes or drought, may also lead to temporary spikes in the prices of some ingredients such as produce or meats. Increasing weather volatility or other long-term changes in global weather patterns, including any changes associated with global climate change, could have a significant impact on the price or availability of some of our ingredients. Any increase in the prices of the food products most critical to our menu, such as pasta, beef, chicken, wheat flour, cheese and other dairy products, tofu and vegetables, could adversely affect our operating results. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations. For example, higher diesel prices have in some cases resulted in the imposition of surcharges on the delivery of commodities to our distributors, which they have generally passed on to us to the extent permitted under our arrangements with them.
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
Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These requirements may be different or inconsistent with requirements under the Patient Protection and Affordable Care Act (the "PPACA"), which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. These inconsistencies could be challenging for us to comply with in an efficient manner. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.
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
The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.
We rely heavily on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.
We rely heavily on information systems, including point-of-sale processing in our restaurants, for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in delays in customer service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.
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

The Company is subject to the risks presented by acquisitions.
As part of our expansion efforts, the Company has acquired some of its franchised restaurants in the past. In the future, the Company may, from time to time, consider opportunistic acquisitions of restaurants operated by franchisees or other operators. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include among other things:

•	the difficulty of integrating operations and personnel;

•	the potential disruption to our ongoing business;

•	the potential distraction of management, the inability to maintain uniform standards, controls procedures and policies; and

•	impairment of relations with team members and guests as a result of changes in ownership and management.

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

Failure of our internal control over financial reporting could adversely affect our business and financial results.
Our management is responsible for establishing and maintaining effective internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock. We cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Our principal stockholders and their affiliates own a substantial portion of our outstanding equity, and their interests may not always coincide with the interests of the other holders.
As of December 30, 2014, Catterton, certain of its affiliates and Argentia beneficially owned in the aggregate shares representing approximately 48.0% of our outstanding voting power, assuming no conversion of Class B common stock into common stock. Persons associated with Catterton, Argentia and PSPIB currently serve on our board of directors. Catterton and certain of its affiliates beneficially own, in the aggregate, shares representing approximately 22.9% of our outstanding equity interests and approximately 24.2% of our outstanding voting power as of December 30, 2014. Argentia beneficially owns shares representing approximately 27.7% of our outstanding equity interests and approximately 23.8% of our outstanding voting power as of December 30, 2014. As a result, Catterton, certain of its affiliates and Argentia could continue to potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change in control transactions. The interests of Catterton, certain of its affiliates and Argentia may not always coincide with the interests of the other holders of our common stock.
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
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
As of December 30, 2014, we and our franchisees operated 439 restaurants in 32 states and the District of Columbia. Our restaurants are typically 2,600 to 2,700 square feet and are located in a variety of suburban, urban and small markets. We lease the property for our central support office and all of the properties on which we operate restaurants
The chart below shows the locations of our company-owned and franchised restaurants as of December 30, 2014.

State	Company- owned	Franchised	Total
California	16	—	16
Colorado	56	—	56
Connecticut	—	1	1
Delaware	3	—	3
District of Columbia	4	—	4
Florida	2	—	2
Idaho	3	—	3
Illinois	50	4	54
Indiana	21	—	21
Iowa	10	1	11
Kansas	9	—	9
Kentucky	1	3	4
Maryland	27	—	27
Massachusetts	—	2	2
Michigan	—	17	17
Minnesota	39	—	39
Missouri	4	7	11
Nebraska	—	6	6
New Hampshire	—	1	1
New Jersey	3	1	4
New York	—	1	1
North Carolina	11	—	11
North Dakota	—	3	3
Ohio	16	—	16
Oregon	5	—	5
Pennsylvania	11	—	11
South Dakota	—	2	2
Tennessee	5	1	6
Texas	8	—	8
Utah	14	—	14
Virginia	33	—	33
Washington	1	—	1
Wisconsin	34	3	37
	386	53	439

We are obligated under non-cancelable leases for our restaurants and our central support office. Our restaurant leases generally have initial terms of 10 years with two or more five-year extensions. Our restaurant leases generally have renewal options and may require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds, although we generally do not expect to pay significant contingent rent on these properties based on the thresholds in those leases.

ITEM 3.    Legal Proceedings
As previously disclosed in the Quarterly Reports on Form 10-Q filed on April 30, 2014, August 14, 2014, and November 6, 2014, the Company is named as a defendant in an action filed in the Superior Court of Delaware in New Castle County, entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleges that a number of large retailers and restaurant companies, including the Company, knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver "unclaimed gift card funds" to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an order that the Company cease and desist from violating the Delaware False Claims and Reporting Act, monetary damages (including treble damages under the False Claims and Reporting Act), penalties, and attorneys' fees and costs. The case was removed to United States Federal District Court for the District of Delaware, and plaintiffs filed a motion to remand the case to the Superior Court for the State of Delaware, which was granted. The Company has also filed a motion to dismiss the complaint. The case is at an early stage and the Company is therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter. The Company intends to vigorously defend this action.
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 30, 2014. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than they currently anticipate, could materially and adversely affect our business, financial condition, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the Nasdaq Global Select Market under the symbol NDLS since it began trading on June 28, 2013, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Select Market.

	High	Low

Fiscal Year 2014
First quarter (January 1, 2014 - April 1, 2014)	$41.54	$33.40
Second quarter (April 2, 2014 - July 1, 2014)	$39.30	$30.28
Third quarter (July 2, 2014 - September 30, 2014)	$34.32	$17.15
Fourth quarter (October 1, 2014 - December 30, 2014)	$27.00	$18.58
Fiscal Year 2013
Second quarter (June 28, 2013 - July 2, 2013)	$51.97	$32.00
Third quarter (July 3, 2013 - October 1, 2013)	$51.40	$38.90
Fourth quarter (October 2, 2013 - December 31, 2013)	$49.75	$33.67

As of February 19, 2015, there were approximately 40 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in "street name" or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Purchases of Equity Securities by the Issuer
We had no share repurchases during the fourth quarter 2014 or during the fiscal year ended 2014.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock from June 28, 2013 (using the price of which our shares of common stock were initially sold to the public) to December 30, 2014 to that of the total return of the Nasdaq Composite and the S&P 600 Restaurants Index. The comparison assumes $100 was invested in our common stock on June 28, 2013 and in each of the forgoing indices on June 28, 2013 and assumes the reinvestment of dividends. This graph is furnished and not "filed" with the Securities and Exchange Commission or "soliciting material" under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Dividends
No dividends have been declared or paid on our shares of equity interests, except for the Class C common stock dividend paid to the previous holder of the one outstanding share of our Class C common stock, which we redeemed upon our initial public offering. We do not anticipate paying any cash dividends on shares of our Class A common stock, or any of our equity interests, in the foreseeable future. We currently intend to retain any earnings to finance the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our earnings, capital requirements, results of operations, financial condition, business prospects and other factors that our board of directors considers relevant. Further, the Company's credit facility contains provisions that limit its ability to pay dividends on its common stock. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions, and Director Independence" for additional information regarding our financial condition.

ITEM 6.    Selected Financial Data
The following table summarizes the consolidated historical financial and operating data for the periods indicated. The statements of income data for the fiscal years ended December 30, 2014, December 31, 2013 and January 1, 2013 and the balance sheet data as of December 30, 2014 and December 31, 2013 have been derived from our audited consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data," and the statements of income data from the fiscal years ended January 3, 2012 and December 28, 2010 and the balance sheet data as of January 1, 2013, January 3, 2012 and December 28, 2010 have been derived from our audited consolidated financial statements not included in this report.
The historical results presented below are not necessarily indicative of the results to be expected for any future period. This information should be read in conjunction with "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the related notes included elsewhere in this report.
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2011, which ended on January 3, 2012, contained 53 weeks, and all other fiscal years presented below contained 52 weeks. We refer to our fiscal years as 2014, 2013, 2012, 2011 and 2010. Our fiscal quarters each contain thirteen weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen weeks.

	Fiscal Year Ended
	December 30, 2014	December 31, 2013	January 1, 2013	January 3, 2012	December 28, 2010
	(dollars in thousands)
Statements of Income Data:
Revenue:
Restaurant revenue	$398,993	$347,140	$297,264	$253,467	$218,560
Franchising royalties and fees	4,748	3,784	3,146	2,599	2,272
Total revenue	403,741	350,924	300,410	256,066	220,832
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	107,217	91,892	78,997	66,419	56,869
Labor	120,492	104,040	89,435	75,472	64,942
Occupancy	42,540	35,173	29,323	25,208	21,650
Other restaurant operating costs	52,580	44,078	36,380	32,031	27,403
General and administrative(1)	31,394	35,893	29,081	26,463	27,302
Depreciation and amortization	24,787	20,623	16,719	14,501	13,932
Pre-opening	4,425	3,809	3,145	2,327	2,088
Asset disposals, closure costs and restaurant impairments	1,391	1,164	1,278	1,629	2,815
Total costs and expenses	384,826	336,672	284,358	244,050	217,001
Income from operations	18,915	14,252	16,052	12,016	3,831
Debt extinguishment expense	—	624	2,646	275	—
Interest expense	365	2,196	5,028	6,132	1,819
Income before income taxes	18,550	11,432	8,378	5,609	2,012
Provision (benefit) for income taxes	7,122	4,767	3,215	1,780	(366)
Net income	$11,428	$6,665	$5,163	$3,829	$2,378

	Fiscal Year Ended
	December 30, 2014	December 31, 2013	January 1, 2013	January 3, 2012	December 28, 2010
	(in thousands, except share and per share data)
Earnings per Class A and Class B common share, combined:
Basic	$0.38	$0.25	$0.22	$0.16	$0.10
Diluted	$0.37	$0.24	$0.22	$0.16	$0.09
Weighted average Class A and Class B common shares outstanding, combined:
Basic	29,717,304	26,406,904	23,238,984	23,237,698	24,386,059
Diluted	31,001,099	27,688,629	23,265,542	23,237,698	25,226,989
Selected Operating Data:
Company-owned restaurants at end of period	386	318	276	239	212
Franchise-owned restaurants at end of period	53	62	51	45	43
Company-owned:
Average unit volumes(2)	$1,147	$1,179	$1,178	$1,147	$1,126
Comparable restaurant sales(3)	0.3%	3.4%	5.2%	4.2%	3.2%
Restaurant contribution(4)	$76,165	$71,957	$63,129	$54,337	$47,697
as a percentage of restaurant revenue	19.1%	20.7%	21.2%	21.4%	21.8%

	As of
	December 30, 2014	December 31, 2013	January 1, 2013	January 3, 2012	December 28, 2010
	(in thousands)
Balance Sheet Data: (5)
Total current assets	$22,776	$18,333	$16,154	$12,879	$214,498
Total assets	238,903	187,802	156,995	126,325	311,148
Total current liabilities	25,831	24,165	23,760	20,557	213,664
Total long-term debt	27,500	6,312	93,731	77,523	77,030
Total liabilities	98,788	63,329	142,987	118,802	309,070
Temporary equity	—	—	3,601	2,572	2,572
Total stockholders' equity	140,115	124,473	10,407	4,951	(494)
_____________

(1)
2010 included $3.7 million of non-cash stock-based compensation expense and $0.3 million of expense for our portion of payroll taxes related to the 2010 Equity Recapitalization. 2013 included $0.5 million and 2012 and 2011 each included $1.0 million of management fee expense, respectively, in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed. In the second quarter of 2013, we incurred $5.7 million of IPO- related expenses: $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operating Officer of which 50% were vested at grant, $1.7 million of transaction bonuses and related payroll taxes and $0.8 million in transaction payments to our Equity Sponsors. Additionally, we incurred $0.7 million of expenses related to our follow-on offering which closed in December of 2013.

(2)	AUVs consist of average annualized sales of all company-owned restaurants over the trailing 12 periods in a typical operating year.

(3)	Comparable restaurant sales represent year-over-year sales for restaurants open for at least 18 full periods.

(4)	Restaurant contribution represents restaurant revenue less restaurant operating costs which are cost of sales, labor, occupancy and other restaurant operating costs.

(5)	As of December 28, 2010, the consolidated balance sheet included $189.4 million in restricted cash and current liabilities that were temporarily held due to timing of the 2010 Equity Recapitalization.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. "Selected Financial Data" and our consolidated financial statements and related notes included in Item 8. "Financial Statements and Supplementary Data." In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1A. "Risk Factors" and elsewhere in this report.
We operate on a 52- or 53- week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2014 and 2013, which ended on December 30, 2014 and December 31, 2013, respectively, each contained 52 weeks. Fiscal year 2011, which ended on January 3, 2012, contained 53 weeks. We refer to our fiscal years as 2014, 2013 and 2012. Our fiscal quarters each contained 13 operating weeks, with the exception of the fourth quarter of 2011, which had 14 operating weeks.
NOODLES & COMPANY
Your World Kitchen
Overview
Noodles & Company is a high growth, fast casual restaurant concept offering lunch and dinner within a fast growing segment of the restaurant industry. We opened our first location in 1995, offering noodle and pasta dishes, staples of many cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, soups, salads and sandwiches, which are served on china by our friendly team members. We believe we offer our customers value with per person spend of approximately $8.25 in 2014.
2014 Highlights and Trends
Restaurant Development. New restaurants have contributed substantially to our revenue growth and in 2014, we opened 49 company-owned restaurants and 10 franchise restaurants for a total of 59 restaurants opened system-wide. The Company also purchased 19 restaurants from two franchisees during 2014. As of December 30, 2014, we had 386 company-owned restaurants and 53 franchise restaurants in 32 states and the District of Columbia. In 2015, we anticipate 12% to 14% system-wide unit growth.
Comparable Restaurant Sales. Comparable restaurant sales increased by 0.2% system-wide in 2014. Comparable restaurant sales represent year-over-year sales comparisons for restaurants open for at least 18 full periods.
Catering. During 2014 we rolled out a catering program to all of our restaurants system-wide. We believe there is significant demand for this offering, which is designed for groups of 20 or more people.
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
Comparable Restaurant Sales
Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. As of 2014, 2013 and 2012, there were 295, 248 and 216 restaurants, respectively, in our comparable restaurant base for company-owned locations. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded. Comparable restaurant sales growth is generated by increases in traffic, which we calculate as the number of entrées sold, or changes in per person spend, calculated as sales divided by traffic. Per person spend can be influenced by changes in menu prices and the mix and number of items sold per person.
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

EBITDA and Adjusted EBITDA
We define EBITDA as net income before interest expense, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income before interest expense, debt extinguishment expense, provision (benefit) for income taxes, asset disposals, closure costs and restaurant impairments, depreciation and amortization, stock-based compensation, management fees, IPO-related expenses, follow-on offering expenses, transaction costs and obsolete inventory.
EBITDA and adjusted EBITDA provide clear pictures of our operating results by eliminating certain non-cash expenses that are not reflective of the underlying business performance. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business.
The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA:

	Fiscal Year Ended
	December 30, 2014	December 31, 2013	January 1, 2013	January 3, 2012	December 28, 2010
	(in thousands)
Net income	$11,428	$6,665	$5,163	$3,829	$2,378
Depreciation and amortization	24,787	20,623	16,719	14,501	13,932
Interest expense	365	2,196	5,028	6,132	1,819
Provision (benefit) for income taxes	7,122	4,767	3,215	1,780	(366)
EBITDA	$43,702	$34,251	$30,125	$26,242	$17,763
Debt extinguishment expense	—	624	2,646	275	—
Asset disposals, closure costs and restaurant impairment	1,391	1,164	1,278	1,629	2,815
Management fees (a)	—	500	1,000	1,014	—
Stock-based compensation expense (b)	1,330	1,127	1,234	1,328	5,894
IPO-related expenses (c)	—	5,667	—	—	—
Follow-on offering expenses (d)	—	696	—	—	—
Transaction Costs (e)	100	—	—	—	—
Adjusted EBITDA (f)	$46,523	$44,029	$36,283	$30,488	$26,472
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

(b)
2010 included $3.7 million of non-cash stock-based compensation expense and $0.3 million of expense for our portion of payroll taxes related to the 2010 Equity Recapitalization. The stock-based compensation expense for fiscal year 2013 that was previously reported in our earnings release and Annual Report on Form 10-K for the fiscal year ended December 31, 2013 included $3.2 million of stock-based compensation related to the accelerated vesting of outstanding stock options upon our IPO that was also included in IPO-related expenses. Accordingly, fiscal year 2013 stock-based compensation expense presented in the table above has been revised accordingly.

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

(d)	Reflects $0.7 million of offering expenses related to our follow-on offering completed in December of 2013.

(e)	Expenses related to the purchase of 19 franchise restaurants. See Note 2 of our consolidated financial statements, Business Combinations.

(f)
Adjusted EBITDA for the fiscal year 2013 that was previously reported in our earnings release and Annual Report on Form 10-K for the fiscal year ended December 31, 2013 included $3.2 million of stock-based compensation related to the accelerated vesting of outstanding stock options at our IPO that was also included in IPO-related expenses. Accordingly, fiscal year 2013 adjusted EBITDA presented in the table above has been revised accordingly.

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

Interest Expense
Interest expense consists primarily of interest on our outstanding indebtedness and amortization of debt issuance costs over the life of the related debt reduced by capitalized interest.
Provision for Income Taxes
Provision for income taxes consists of federal, state and local taxes on our income.
Restaurant Openings, Closures and Relocations
The following table shows restaurants opened, closed or relocated in the years indicated.

	Fiscal Year Ended
	December 30, 2014	December 31, 2013	January 1, 2013
Company-Owned Restaurant Activity
Beginning of period	318	276	239
Openings (2)	49	43	39
Acquisitions(1)	19	—	—
Closures and relocations(2)	—	(1)	(2)
Restaurants at end of period	386	318	276
Franchise Restaurant Activity
Beginning of period	62	51	45
Openings	10	11	6
Divestitures(1)	(19)	—	—
Restaurants at end of period	53	62	51
Total restaurants	439	380	327
_____________

(1)	Represents franchise restaurants acquired by the Company.

(2)
We account for relocated restaurants under both restaurant openings and closures and relocations. During 2012, we closed one restaurant and relocated another restaurant. In fiscal 2013, we closed one restaurant at the end of its lease term.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue. Fiscal years 2014, 2013 and 2012 each contained 52 operating weeks. Each fiscal quarter contained 13 weeks.

	Fiscal Year Ended
	December 30, 2014	December 31, 2013	January 1, 2013
Revenue:
Restaurant revenue	98.8%	98.9%	99.0%
Franchising royalties and fees	1.2	1.1	1.0
Total revenue	100.0	100.0	100.0
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):(1)
Cost of sales	26.9	26.5	26.6
Labor	30.2	30.0	30.1
Occupancy	10.7	10.1	9.9
Other restaurant operating costs	13.2	12.7	12.2
General and administrative(2)	7.8	10.2	9.7
Depreciation and amortization	6.1	5.9	5.6
Pre-opening	1.1	1.1	1.0
Asset disposals, closure costs and restaurant impairments	0.3	0.3	0.4
Total costs and expenses	95.3	95.9	94.7
Income from operations	4.7	4.1	5.3
Debt extinguishment expense	—	0.2	0.9
Interest expense	0.1	0.6	1.7
Income before income taxes	4.6	3.3	2.8
Provision for income taxes	1.8	1.4	1.1
Net income	2.8%	1.9%	1.7%
_____________

(1)	As a percentage of restaurant revenue.

(2)
Fiscal year 2013 included $500,000 of management fee expense and fiscal year 2012 included $1.0 million of management fee expense, in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed. Additionally, we incurred $0.7 million of expenses related to our follow-on offering which closed in December of 2013.

Fiscal Year Ended December 30, 2014 compared to Fiscal Year Ended December 31, 2013
Fiscal years 2014 and 2013 contained 52 operating weeks. The table below presents our operating results for 2014 and 2013, and the related year-over-year changes:

	Fiscal Year Ended		Increase / (Decrease)
	December 30, 2014	December 31, 2013	$	%
	(dollars in thousands)
Statements of Income Data:
Revenue:
Restaurant revenue	$398,993	$347,140	$51,853	14.9%
Franchising royalties and fees	4,748	3,784	964	25.5
Total revenue	403,741	350,924	52,817	15.1
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	107,217	91,892	15,325	16.7
Labor	120,492	104,040	16,452	15.8
Occupancy	42,540	35,173	7,367	20.9
Other restaurant operating costs	52,580	44,078	8,502	19.3
General and administrative(1)	31,394	35,893	(4,499)	(12.5)
Depreciation and amortization	24,787	20,623	4,164	20.2
Pre-opening	4,425	3,809	616	16.2
Asset disposals, closure costs and restaurant impairments	1,391	1,164	227	19.5
Total costs and expenses	384,826	336,672	48,154	14.3
Income from operations	18,915	14,252	4,663	32.7
Debt extinguishment expense	—	624	(624)	*
Interest expense	365	2,196	(1,831)	(83.4)
Income before income taxes	18,550	11,432	7,118	62.3
Provision for income taxes	7,122	4,767	2,355	49.4
Net income	$11,428	$6,665	$4,763	71.5%
_____________

*	Not meaningful.

(1)
Fiscal year 2013 included $500,000 of management fee expense, in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock. In connection with our IPO, the management services agreement expired and the one share of Class C common stock was redeemed. Additionally, we incurred $0.7 million of expenses related to our follow-on offering which closed in December of 2013.

Revenue
Restaurant revenue increased by $51.9 million in 2014 compared to 2013. Restaurants not in the comparable restaurant base accounted for $51.0 million of this increase, with the balance attributed to growth in comparable restaurant sales. Comparable restaurant sales increased by $0.9 million or 0.3% in 2014, composed of an increase in price and product mix, offset by a decrease in traffic partially attributable to abnormally severe weather in the first quarter of 2014.
Franchise royalties and fees increased by $1.0 million in 2014 due to 10 new restaurant openings, the cancellation of an area development agreement and an increase in marketing administrative fees from 0.5% in 2013 to 1.0% in 2014, offset by decreased comparable restaurant sales of 0.4% and the loss of royalties and fees from franchise restaurants purchased by the Company.

Cost of Sales
Cost of sales increased by $15.3 million in 2014 compared to 2013, due primarily to the increase in restaurant revenue in 2014. As a percentage of restaurant revenue, cost of sales increased to 26.9% in 2014 from 26.5% in 2013. This increase as a percentage of restaurant revenue was the result of increased promotional activity and an increase in ingredient costs.
Labor Costs
Labor costs increased by $16.5 million in 2014 compared to 2013, due primarily to the increase in restaurant revenue in 2014. As a percentage of restaurant revenue, labor costs increased to 30.2% in 2014 from 30.0% in 2013. The increase as a percentage of restaurant revenue was the result of an increased percentage of non-comparable base restaurants, which on average have higher labor costs as a percentage of revenue.
Occupancy Costs
Occupancy costs increased by $7.4 million in 2014 compared to 2013, due primarily to new restaurants. As a percentage of restaurant revenue, occupancy costs increased to 10.7% in 2014, from 10.1% in 2013. The increase was due to an increase in the percentage of restaurants not in the comparable base which, due to not reaching mature volumes, on average have higher occupancy costs as a percentage of revenue.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $8.5 million in 2014 compared to 2013, due primarily to the increase in restaurant revenue in 2014. As a percentage of restaurant revenue, other restaurant operating costs increased to 13.2% in 2014 from 12.7% in 2013. The increase in other restaurant operating cost percentage was due to costs of restaurants not in the comparable base, as well as increased utility and maintenance costs in 2014.
General and Administrative Expense
General and administrative expense decreased by $4.5 million in 2014 compared to 2013, due primarily to $5.7 million of expenses related to the closing of our IPO in the second quarter of 2013 and $0.7 million of expenses related to the closing of our follow-on offering in the fourth quarter of 2013, offset by our biennial All Managers Conference, which was held during 2014, as well as increased spend in 2014 due to inflation and the support of additional restaurants. The $5.7 million of expenses related to the closing of our IPO was comprised of $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our Chief Executive Officer and President and Chief Operating Officer, of which 50% were vested at grant, $1.7 million of transaction bonuses and related payroll taxes and $0.8 million in transaction payments to our Equity Sponsors.
Excluding the impact of the $5.7 million of IPO-related expense and $0.7 million of follow-on offering costs, general and administrative expense as a percentage of revenue decreased to 8.4% in 2013. The decrease to 7.8% in 2014 from 8.4% in 2013 is due to increasing revenue without proportionate increases in general and administrative costs or administrative personnel as well as a decrease in incentive compensation in 2014. General and administrative expense included $1.5 million and $4.3 million of stock-based compensation expense in 2014 and 2013, respectively, and $500,000 of management fees in 2013.
Depreciation and Amortization
Depreciation and amortization increased by $4.2 million in 2014 compared to 2013, due primarily to an increased number of restaurants. As a percentage of revenue, depreciation and amortization increased to 6.1% in 2014 from 5.9% in 2013, due to depreciation on restaurants not in the comparable base that, on average, have a higher cost basis of assets, as well as investments in technology.
Pre-Opening Costs
Pre-opening costs increased by $0.6 million in 2014 compared to 2013, due to 49 restaurant openings in 2014 compared to 43 in 2013. As a percentage of revenue, pre-opening costs remained flat at 1.1% in 2014 and 2013.

Asset Disposals, Closure Costs and Restaurant Impairments
Asset disposals, closure costs and restaurant impairments increased by $0.2 million in 2014 compared to 2013 due primarily to a $0.5 million expense for the disposal of furniture and fixture inventory related to the dissolving of a relationship with an overseas vendor, offset by decreased disposals of other assets.
Debt Extinguishment
In 2013, debt extinguishment expense was $0.6 million as a result the November 2013 amendment to our credit facility that extended the maturity date and reduced the interest rates on borrowings. A portion of the existing and new fees were treated as debt extinguishment expense.
Interest Expense
Interest expense decreased by $1.8 million in 2014 compared to 2013. The decrease was primarily due to lower average borrowings in 2014 due to the payoff of the majority of our outstanding debt in conjunction with our IPO in 2013.
Provision for Income Taxes
Provision for income taxes increased by $2.4 million in 2014 compared to 2013, due to an increase in pre-tax net income in 2014, offset by a decrease to our effective income tax rate. Our effective tax rate decreased to 38.4% in 2014 from 41.7% in 2013 primarily due to the impact of non-deductible follow-on offering transaction costs in 2013, offset by increased employment credits in 2014.

Fiscal Year Ended December 31, 2013 compared to Fiscal Year Ended January 1, 2013
Fiscal year 2013 and 2012 each contained 52 operating weeks. The table below presents our operating results for 2013 and 2012, and the related year-over-year changes:

	Fiscal Year Ended		Increase / (Decrease)
	December 31, 2013	January 1, 2013	$	%
	(dollars in thousands)
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

Revenue
Restaurant revenue increased by $49.9 million in 2013 compared to 2012. Restaurants not in the comparable restaurant base accounted for $40.6 million of this increase, with the balance attributed to growth in comparable restaurant sales. Comparable restaurant sales increased by $9.3 million or 3.4% in 2013, composed primarily of a modest price increase during 2013 and increases in traffic at our comparable base restaurants.
Franchise royalties and fees increased by $0.6 million due to 11 new restaurant openings and increased comparable restaurant sales of 0.6% during 2013.

Cost of Sales
Cost of sales increased by $12.9 million in 2013 compared to 2012, due primarily to the increase in restaurant revenue in 2013. As a percentage of restaurant revenue, cost of sales decreased to 26.5% in 2013 from 26.6% in 2012. This decrease as a percentage of restaurant revenue was the result of an increase in restaurant menu pricing, partially offset by a minimal increase in food cost.
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
Excluding the impact of the $5.7 million of IPO-related expense and $0.7 million of follow-on offering costs, general and administrative expense as a percentage of revenue decreased to 8.4% in the 2013 from 9.7% in 2012. The decrease is due to increasing revenue without proportionate increases in general and administrative costs or administrative personnel. General and administrative expense includes $4.3 million and $1.2 million of stock-based compensation expense in 2013 and 2012, respectively, and $500,000 and $1.0 million of management fees in 2013 and 2012, respectively.
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

Debt Extinguishment
Debt extinguishment expense was $0.6 million in 2013 and $2.6 million in 2012, as a result of amendments in November 2013 and August of 2012, respectively, to our credit facility that extended the maturity date and reduced the interest rates on borrowings. A portion of the existing and new fees were treated as debt extinguishment expense.
Interest Expense
Interest expense decreased by $2.8 million in 2013 compared to 2012. The decrease was primarily due to lower average borrowings in the first three quarters of 2013 due to the payoff of the majority of our outstanding debt in conjunction with our IPO, and the favorable borrowing rates resulting from the 2012 amendment to our credit facility.
Provision for Income Taxes
Provision for income taxes increased by $1.6 million in 2013 compared to 2012, due to an increase in pre-tax net income in 2013 and an increase to our effective income tax rate. Our effective tax rate increased to 41.7% in 2013 from 38.4% in 2012 primarily due to the impact of non-deductible follow-on offering transaction costs.
Quarterly Financial Data
The following table presents select historical quarterly consolidated statements of operations data and other operations data for fiscal years 2014 and 2013. This quarterly information has been prepared using our unaudited consolidated financial statements and includes all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of the interim periods.

	Quarter Ended
	Dec. 30, 2014	Sept. 30, 2014	July 1, 2014	April 1, 2014	Dec. 31, 2013	Oct. 1, 2013	July 2, 2013	April 2, 2013
	(dollars in thousands, unaudited)
Total revenue	$108,546	$106,216	$99,459	$89,519	$91,468	$88,936	$89,239	$81,280
Net income	3,535	2,943	3,527	1,424	2,407	3,265	68	924
Selected Operating Data:
Company-owned restaurants at end of period	386	370	343	331	318	310	295	284
Franchise-owned restaurants at end of period	53	55	67	63	62	58	53	51
Company-owned:
Average unit volumes	1,147	1,152	1,156	1,163	1,179	1,181	1,184	1,180
Comparable restaurant sales	1.3%	1.6%	(0.6)%	(1.4)%	4.3%	2.4%	4.7%	2.2%
Restaurant contribution as a percentage of restaurant revenue(1)	20.0%	18.6%	20.4%	17.3%	21.0%	20.7%	22.4%	18.6%
_____________

(1)	Restaurant contribution represents restaurant revenue less restaurant operating costs which are cost of sales, labor, occupancy and other restaurant operating costs.

Liquidity and Capital Resources
Our primary sources of liquidity and cash flows are operating cash flows and borrowings on our revolving line of credit. We use this cash to fund capital expenditures for new restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have at least 30 days to pay our vendors. We believe that expected cash flow from operations and planned borrowing capacity are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next year.
While operations continue to provide cash, our primary use of cash is new restaurant development. Our total capital expenditures for 2014 were $56.4 million, and we expect to incur capital expenditures of between $55 million to $60 million in 2015, of which $45 million to $50 million relates to our construction of new restaurants before any reductions for landlord reimbursements, and the remainder relates primarily to reinvestment in existing restaurants and investments in technology. In 2014, excluding two atypical urban sites, we spent on average $796,000 in development and construction costs per restaurant, net of landlord reimbursements. For new restaurants to be opened in 2015, we anticipate average development costs will be $750,000 to $775,000, net of landlord reimbursements.
Cash flows from operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	December 30, 2014	December 31, 2013	January 1, 2013
	(in thousands)
Net cash provided by operating activities	$49,027	$43,634	$32,069
Net cash used in investing activities	(72,060)	(54,429)	(47,384)
Net cash provided by financing activities	23,971	11,182	15,373
Net increase in cash and cash equivalents	$938	$387	$58
Operating Activities
Net cash provided by operating activities of $49.0 million for 2014 resulted primarily from net income, adjusted for items such as depreciation and amortization and stock-based compensation expense. The $5.4 million increase in 2014 over 2013, was primarily driven by an increase in net income and accounts payable due to the timing of payments, offset by the timing of accrued incentive compensation payments as well as investments in inventory items for catering.
Net cash provided by operating activities increased in 2013 from 2012 primarily due to increased net income, adjusted for items such as depreciation and amortization, stock-based compensation expense and the amortization and write-off of debt issuance costs. The increase was also impacted by changes in working capital including the collection of tenant improvement receivables, the change in deferred rent due to a larger restaurant base and an increase in accrued expenses and other liabilities due to growth.
Investing Activities
Net cash used in investing activities was primarily related to new restaurant capital expenditures for the opening of 49, 43 and 39 restaurants, respectively, in 2014, 2013 and 2012, and infrastructure investment. The increase in investing activities in 2014 was also a result of purchasing 19 restaurants from two franchisees. We used approximately $15.7 million of cash flows for acquisitions in 2014. We acquired substantially all of the assets of 16 restaurants from our Indiana franchisee and an additional three restaurants from our New Jersey franchisee. See Note 2 to the consolidated financial statements for further information with respect to our acquisition activity in 2014.
In addition to our standard refresh and remodel investments in 2014, 2013 and 2012, we also invested additional funds in our existing restaurant base as we finished the roll out of our "Your World Kitchen" merchandising in the first quarter of 2013.

Financing Activities
Net cash provided by financing activities was $24.0 million and $11.2 million in 2014 and 2013, respectively. We used borrowings in both fiscal years to fund new restaurant capital expenditures. In 2014, we also used borrowings for investments in technology and acquisitions.
On July 2, 2013, we closed our IPO in which we sold 6,160,714 shares of Class A common stock at $18.00 per share and received net proceeds of approximately $100.2 million (after underwriting discounts, commissions and offering expenses). These net proceeds were used to pay off our outstanding term loan and repay all but $0.2 million of our revolving line of credit. In November of 2013, we amended and restated our credit facility to provide more favorable borrowing rates and fees, to extend borrowing capacity through July 2018 and to effect certain changes to the covenants. The credit facility had been previously amended in August of 2012 to provide more favorable borrowing rates and extend borrowing capacity to July 2017.
Net cash provided by financing activities was $15.4 million in 2012, driven by borrowings on our credit facility to fund capital expenditures.
Credit Facility
We maintain a $45.0 million revolving line of credit under our credit facility. The revolving line of credit includes a swing line loan of $10.0 million used to fund working capital requirements. On November 22, 2013, we amended and restated our credit facility to provide more favorable borrowing rates and fees, to extend borrowing capacity through July 2018 and to effect certain changes to the covenants. In connection with the IPO, we repaid our $75.0 million senior term loan under our credit facility and the majority of the revolving line of credit. We had $27.5 million of outstanding indebtedness, $2.7 million of outstanding letters of credit and $14.8 million available for borrowing under our revolving line of credit as of December 30, 2014. Borrowings under our amended and restated credit facility bear interest, at our option, at either (i) LIBOR plus 1.00 to 1.75%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus zero to 0.75%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. The facility includes a commitment fee of 0.125 to 0.25%, based on the lease-adjusted leverage ratio, per year on any unused portion of the facility. We also maintain outstanding letters of credit to secure obligations under our workers’ compensation program and certain lease obligations.
Availability of borrowings under the revolving line of credit is conditioned on our compliance with specified covenants, including a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. We are subject to a number of other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments. As of December 30, 2014, we were in compliance with all of our debt covenants.
Our credit facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of the personal property assets of the Company and its subsidiaries.
Contractual Obligations
Our contractual obligations at December 30, 2014 were as follows:

		Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(in thousands)
Lease obligations(1)	$294,370	$42,188	$82,475	$65,454	$104,253
Purchase obligations(2)	24,292	13,093	6,399	4,800	—
Long-term debt(3)	27,500	—	—	27,500	—
Other liabilities(4)	1,324	—	—	—	1,324
	$347,486	$55,281	$88,874	$97,754	$105,577
_____________

(1)
We are obligated under non-cancelable leases for our restaurants, administrative offices and equipment. Some restaurant leases provide for contingent rental payments based on sales thresholds, which are excluded from this table. We also include capital leases for computer equipment of $200,000.

(2)
We enter into various purchase obligations in the ordinary course of business. Our binding purchase obligations relate to volume commitments for beverage and food products, as well as binding commitments for the construction of new restaurants.

(3)	Reflects full payment of our long-term debt at maturity of our credit facility in 2018.

(4)	Reflects the expected payments associated with our commitment under our non-qualified deferred compensation plan and capital lease obligations on equipment.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of December 30, 2014.
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
Property and Equipment
We state the value of our property and equipment, primarily leasehold improvements, restaurant equipment and furniture and fixtures, at cost, minus accumulated depreciation and amortization. We calculate depreciation using the straight-line method of accounting over the estimated useful lives of the related assets. We amortize our leasehold improvements using the straight-line method of accounting over the shorter of the lease term (including reasonably assured renewal periods) or the estimated useful lives of the related assets. We expense repairs and maintenance as incurred, but capitalize major improvements and betterments. We make judgments and estimates related to the expected useful lives of these assets that are affected by factors such as changes in economic conditions and changes in operating performance. If we change those assumptions in the future, we may be required to record impairment charges for these assets.
Business Combinations and Intangible Assets Including Goodwill
We account for acquisitions using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed are recorded at their estimated fair values at the acquisition date. The excess of purchase price over fair value of net assets acquired, including the amount assigned to identifiable intangible assets, is recorded as goodwill. Given the time it takes to obtain pertinent information to finalize the acquired company's balance sheet, it may be several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for the initial estimates to be subsequently revised. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date. Our recorded identifiable intangible assets primarily include the estimated value assigned to certain contract‑based assets, primarily favorable or unfavorable lease arrangements, which are amortized on a straight-line basis over the remaining lease terms. At December 30, 2014, we had goodwill recorded in conjunction with franchise acquisitions of $6.4 million. Under the accounting rules, goodwill is not amortized. Instead, goodwill is subject to annual reviews for impairment on the first day of the fourth fiscal quarter.

Self-Insurance Programs
We are self-insured for health, workers' compensation, general and liability and property damage. Predetermined loss limits have been arranged with insurance companies to limit our per occurrence cash outlay. Estimated costs to settle reported claims and incurred but unreported claims for health and workers' compensation self-insured plans are recorded in accrued payroll and benefits and for general and liability and property damage in accrued expenses and other liabilities.
Rent
We record rent expense for our leases, which generally have escalating rentals over the term of the lease, on a straight-line basis over the lease term. The lease term includes renewal options that are reasonably assured. Rent expense begins when we have the right to control the use of the property, which is typically before rent payments are due under the lease. We record the difference between the rent expense and rent paid as deferred rent in the consolidated balance sheet. Rent expense for the period prior to the restaurant opening is reported as pre-opening expense in the consolidated statements of income. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions of rent expense over the term of the lease.
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
ITEM 7A.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of December 30, 2014 there was $27.5 million in outstanding borrowings under our credit facility. A plus or minus 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $275,000 on an annualized basis.
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

Noodles & Company
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,906	$968
Accounts receivable	4,557	4,229
Inventories	9,415	7,223
Prepaid expenses and other assets	6,271	5,310
Income tax receivable	627	603
Total current assets	22,776	18,333
Property and equipment, net	205,573	167,614
Goodwill	6,400	—
Intangibles, net	1,927	351
Other assets, net	2,227	1,504
Total long-term assets	216,127	169,469
Total assets	$238,903	$187,802
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,865	$8,167
Accrued payroll and benefits	4,704	7,121
Accrued expenses and other current liabilities	8,560	7,747
Current deferred tax liabilities, net	1,702	1,130
Total current liabilities	25,831	24,165
Long-term debt	27,500	6,312
Deferred rent	35,498	28,846
Deferred tax liabilities, net	6,512	1,146
Other long-term liabilities	3,447	2,860
Total liabilities	98,788	63,329
Stockholders' equity:
Preferred Stock—$0.01 par value, authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock—$0.01 par value, authorized 180,000,000 shares as of December 30, 2014 and December 31, 2013; 29,820,340 and 29,544,557 issued and outstanding as of December 30, 2014 and December 31, 2013, respectively	298	295
Treasury stock, at cost, 67,586 and 65,478 shares as of December 30, 2014 and December 31, 2013, respectively	(2,848)	(2,777)
Additional paid-in capital	120,929	116,647
Retained earnings	21,736	10,308
Total stockholders' equity	140,115	124,473
Total liabilities and stockholders' equity	$238,903	$187,802
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Income
(in thousands, except share and per share data)

	Fiscal Year Ended
	December 30, 2014	December 31, 2013	January 1, 2013
Revenue:
Restaurant revenue	$398,993	$347,140	$297,264
Franchise royalties and fees	4,748	3,784	3,146
Total revenue	403,741	350,924	300,410
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	107,217	91,892	78,997
Labor	120,492	104,040	89,435
Occupancy	42,540	35,173	29,323
Other restaurant operating costs	52,580	44,078	36,380
General and administrative	31,394	35,893	29,081
Depreciation and amortization	24,787	20,623	16,719
Pre-opening	4,425	3,809	3,145
Asset disposals, closure costs and restaurant impairments	1,391	1,164	1,278
Total costs and expenses	384,826	336,672	284,358
Income from operations	18,915	14,252	16,052
Debt extinguishment expense	—	624	2,646
Interest expense	365	2,196	5,028
Income before income taxes	18,550	11,432	8,378
Provision for income taxes	7,122	4,767	3,215
Net income	$11,428	$6,665	$5,163
Earnings per Class A and Class B common stock, combined
Basic	$0.38	$0.25	$0.22
Diluted	$0.37	$0.24	$0.22
Weighted average Class A and Class B common stock outstanding, combined
Basic	29,717,304	26,406,904	23,238,984
Diluted	31,001,099	27,688,629	23,265,542
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	December 30, 2014	December 31, 2013	January 1, 2013
Net income	$11,428	$6,665	$5,163
Other comprehensive income:
Cash flow hedges:
Loss recognized in accumulated other comprehensive income	—	—	(186)
Reclassification of loss to net income	—	—	382
Unrealized income on cash flow hedges	—	—	196
Provision for income tax on cash flow hedges	—	—	(168)
Other comprehensive income, net of tax	—	—	28
Comprehensive income	$11,428	$6,665	$5,191
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Equity
(in thousands, except share data)

	Common Stock(1)			Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Temporary Equity

	Shares	Amount		Shares	Amount
Balance—January 3, 2012	23,238,984	$232	(2)	—	$—	$6,291	$(52)	$(1,520)	$4,951	$2,572
Tax benefit on exercise of stock options	—	—		—	—	27	—	—	27	—
Stock-based compensation expenses	—	—		—	—	1,315	—	—	1,315	—
2010 Merger-transaction expenses	—	—		—	—	(48)	—	—	(48)	—
Temporary equity related to put options	—	—		—	—	—	—	(1,029)	(1,029)	1,029
Net income	—	—		—	—	—	—	5,163	5,163	—
Unrealized income on cash flow hedges, net of tax	—	—		—	—	—	28	—	28	—
Balance—January 1, 2013	23,238,984	232	(2)	—	—	7,585	(24)	2,614	10,407	3,601
Issuance of common stock in connection with IPO, net of transaction expenses	6,160,714	62		—	—	100,007	—	—	100,069	—
Elimination of temporary equity at IPO	—	—		—	—	2,572	—	1,029	3,601	(3,601)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	144,907	1		—	—	1,981	—	—	1,982	—
Treasury shares acquired	—	—		65,478	(2,777)	—	—	—	(2,777)	—
Tax benefit on exercise of stock options	—	—		—	—	201	—	—	201	—
Stock-based compensation expense		—		—	—	1,098	—	—	1,098	—
Stock-based compensation expense related to acceleration of vesting	—	—		—	—	3,203	—	—	3,203	—
Other	(48)	—		—	—	—	24	—	24	—
Net Income	—	—		—	—	—	—	6,665	6,665	—
Balance—December 31, 2013	29,544,557	295	(2)	65,478	(2,777)	116,647	—	10,308	124,473	—
Proceeds from exercise of stock options, warrants and employee stock purchase plan	275,783	3		—	—	2,673	—	—	2,676	—
Treasury shares acquired	—	—		2,108	(71)	—	—	—	(71)	—
Tax benefit on exercise of stock options	—	—		—	—	253	—	—	253	—
Stock-based compensation expense	—	—		—	—	1,418	—	—	1,418	—
Other	—	—		—	—	(62)	—	—	(62)	—
Net Income	—	—		—	—	—	—	11,428	11,428	—
Balance—December 30, 2014	29,820,340	$298	(2)	67,586	$(2,848)	$120,929	$—	$21,736	$140,115	$—
_____________

(1)	Unless otherwise noted, activity relates to Class A common stock

(2)	Includes 1,522,098 and 6,292,640 shares of Class B common stock as of December 30, 2014 and December 31, 2013, respectively, and one share of Class C common stock as of January 1, 2013

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	December 30, 2014	December 31, 2013	January 1, 2013
Operating activities
Net income	$11,428	$6,665	$5,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,787	20,623	16,719
Provision for deferred income taxes	6,330	4,206	2,607
Excess tax benefit on stock-based compensation	(253)	(201)	(27)
Asset disposals, closure costs and restaurant impairments	1,391	1,164	1,278
Amortization of debt issuance costs and debt
extinguishment expense	101	710	3,227
Stock-based compensation	1,330	4,230	1,234
Other noncash	—	(248)	(341)
Changes in operating assets and liabilities:
Accounts receivable and income tax receivable	(75)	538	(1,124)
Inventories	(1,840)	(1,181)	(1,447)
Prepaid expenses and other assets	(1,768)	(1,518)	(644)
Accounts payable	2,661	(230)	(155)
Deferred rent	6,390	5,833	4,369
Income taxes	(24)	392	20
Accrued expenses and other liabilities	(1,431)	2,651	1,190
Net cash provided by operating activities	49,027	43,634	32,069
Investing activities
Purchases of property and equipment	(56,352)	(54,429)	(47,384)
Acquisition of franchise restaurants	(15,708)	—	—
Net cash used in investing activities	(72,060)	(54,429)	(47,384)
Financing activities
Proceeds from issuances of long-term debt	310,479	136,357	105,697
Payments on long-term debt	(289,292)	(224,526)	(89,549)
Debt issuance costs	—	(124)	(754)
Acquisition of treasury stock	(71)	(2,777)	—
Issuance of common stock, net of transaction expenses	—	100,069	(48)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	2,676	1,982	—
Excess tax benefit on stock-based compensation	253	201	27
Other financing activities	(74)	—	—
Net cash provided by financing activities	23,971	11,182	15,373
Net increase in cash and cash equivalents	938	387	58
Cash and cash equivalents
Beginning of year	968	581	523
End of year	$1,906	$968	$581
See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies
Business
Noodles & Company (the "Company" or "Noodles & Company"), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and sandwiches. As of December 30, 2014, there were 386 company-owned restaurants and 53 franchise restaurants in 32 states and the District of Columbia. The Company operates its business as one operating and reportable segment.
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
In December 2010, Catterton Partners ("Catterton") and Argentia Private Investments Inc. ("Argentia") completed an equity recapitalization to purchase approximately 90% of the Company's equity interests. Catterton and Argentia sold shares in the follow-on offering that closed in December of 2013 and own 50.6% of the Company's common shares outstanding as of December 30, 2014.
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
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2014, 2013 and 2012, which ended on December 30, 2014, December 31, 2013 and January 1, 2013, respectively, each contained 52 weeks.
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
Cash and Cash Equivalents
The Company considers all highly liquid investment instruments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from credit card processors are considered cash equivalents, and as of December 30, 2014 and December 31, 2013 were $1.2 million and $1.5 million, respectively, and were offset on the consolidated balance sheets by outstanding checks. Book overdrafts, which are outstanding checks in excess of cash and cash equivalents, are recorded with accounts payable in the accompanying consolidated balance sheets and within operating activities in the accompanying statements of cash flows.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and Summary of Significant Accounting Policies (continued)
Accounts Receivable
Accounts receivable consist primarily of tenant improvement receivables and vendor rebates receivable, as well as amounts due from franchisees and other miscellaneous receivables. The Company believes all amounts to be collectible. Accordingly, no allowance for doubtful accounts has been recorded as of December 30, 2014 or December 31, 2013.
Inventories
Inventories consist of food, beverages, supplies, and smallwares, and are stated at the lower of cost (first-in, first-out method) or market. Smallwares inventory, which consist of the plates, silverware, and cooking utensils used in the restaurants, are frequently replaced and are considered current assets. Replacement costs of smallwares inventory are recorded as other restaurant operating costs and are expensed as incurred. As of December 30, 2014 and December 31, 2013, smallwares inventory of $6.2 million and $4.5 million, respectively, were included on the consolidated balance sheets.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Expenditures for major renewals and improvements are capitalized, while expenditures for minor replacements and maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term, which generally includes option periods that are reasonably assured to be exercised. Depreciation and amortization expense on property and equipment, including assets under capital lease, was $24.8 million in 2014, $20.6 million in 2013 and $16.7 million in 2012.
The estimated useful lives for property and equipment are:

Property and Equipment	Estimated Useful Lives
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture and fixtures	3 to 15 years
Equipment	3 to 7 years
The Company capitalizes internal payroll and payroll related costs directly related to the successful acquisition, development, design and construction of its new restaurants. Capitalized internal costs were $2.9 million, $2.6 million and $2.3 million in 2014, 2013 and 2012, respectively. Interest incurred on funds used to construct company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $0.4 million in 2014, $0.3 million in 2013 and $0.3 million in 2012.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired and is not subject to amortization. The Company evaluates goodwill annually, on the first day of the Company's fourth fiscal quarter, to determine if there have been any events or circumstances that would trigger a more-likely-than-not reduction in the fair value of a reporting unit below its carrying amount. In 2014, no indications of impairment were identified.
Intangibles, net
Intangible, net consist primarily of reacquired franchise rights, favorable lease agreements, trademarks and transferable liquor licenses. The Company amortizes the fair value of reacquired franchise rights over the remaining contractual terms of the reacquired franchise area development agreements at the time of acquisition, which ranged from approximately 12 years to 19 years as of December 30, 2014. The Company amortizes the fair value of favorable lease agreements over the remaining related lease terms at the time of the acquisition, which ranged from approximately five years to 14 years as of December 30, 2014. Trademark rights are considered indefinite lived intangibles, the carrying value of which is analyzed for impairment at least annually. Transferable liquor licenses are carried at the lower of fair value or cost and are reviewed annually for impairment or changes in circumstances that indicate that the carrying amount may not be recoverable.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and Summary of Significant Accounting Policies (continued)
Other Assets
Other assets consist primarily of unamortized debt issuance costs and long term deposits. Direct costs incurred for the issuance of debt are capitalized and amortized using the straight-line method, which approximates the effective interest method, over the term of the debt. During 2013 and 2012, the Company incurred debt issuance costs related to amendments of its credit facility in 2013 and 2012. See Note 5 "Borrowings."
Net debt issuance costs of $0.4 million and $0.5 million are recorded in other assets, net of accumulated amortization of $0.3 million and $0.2 million, as of December 30, 2014 and December 31, 2013, respectively. In 2013 and 2012, the Company amended and restated its credit facility. The Company wrote off $0.6 million and $2.6 million of debt issuance costs, net of accumulated amortization of $0.3 million and $0.8 million in 2013 and 2012, respectively.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Estimates of future cash flows are based on the Company's experience and knowledge of local operations. The Company recorded impairment charges of certain long-lived assets of $57,000, $54,000 and $0.1 million in 2014, 2013 and 2012, respectively, which are included in asset disposals, closure costs and restaurant impairments in the consolidated statements of income. Fair value of the restaurants was determined using Level 3 inputs (as described in Note 6 "Fair Value Measurements") based on a discounted cash flows method through the estimated date of closure.
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
The Company sells gift cards which do not have an expiration date, and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote ("gift card breakage"). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company has determined that approximately 6% of gift cards will not be redeemed, which is recognized ratably over the estimated redemption period of the gift card, approximately 18 months. The Company recognized gift card breakage of $0.2 million in each of 2014, 2013 and 2012, in restaurant revenue.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and Summary of Significant Accounting Policies (continued)
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
As of December 30, 2014, December 31, 2013, and January 1, 2013, there were 53, 62 and 51 franchise restaurants in operation, respectively. Franchisees opened 10, 11 and six restaurants in 2014, 2013 and 2012, respectively. The Company purchased 19 restaurants from franchisees in 2014. See Note 2 "Business Combinations."
Pre-Opening Costs
Pre-opening costs, including rent, wages, benefits and travel for the training and opening teams, food, beverage, and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred and aggregated $4.4 million, $3.9 million and $2.8 million in 2014, 2013 and 2012, respectively. These costs are included in restaurant operating costs, general and administrative expenses and pre-opening costs based on the nature of the advertising and marketing costs incurred.
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
Comprehensive Income
Comprehensive income consists of the net income and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States, are excluded from net income. Other comprehensive income, presented in the consolidated statements of comprehensive income for 2012 consist of the unrealized income, net of tax, on the Company's cash flow hedges.
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and Summary of Significant Accounting Policies (continued)
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
Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2014-09 is being evaluated and is not expected to significantly affect the Company’s consolidated financial position or results of operations.
2. Business Combinations
During 2014, the Company acquired 19 restaurants from its franchisees, through two separate transactions. The total cash purchase price was $15.7 million and the Company incurred acquisition costs related to the transactions of $0.1 million reflected in General and Administrative expense for the year ended December 30, 2014. The consolidated statements of income include the results of operations for the restaurants from the date of acquisition. The pro forma impact of the acquisitions is not presented as the impact was not material to reported results.
The acquisition of the 19 restaurants was accounted for using the purchase method as defined in ASC 805, Business Combination. The goodwill generated by the acquisitions is not amortizable for book purposes but is amortizable and deductible for tax purposes. The assets acquired and liabilities assumed were recorded based on their fair values at the time of the acquisitions, as detailed below:

Fair Value at December 30, 2014
Inventories	$352
Prepaid expenses and other assets	33
Deferred tax asset	142
Property and equipment	7,564
Intangibles	1,567
Goodwill	6,400
Deferred rent and other liabilities	(319)
Total purchase price	$15,739

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Business Combinations (continued)
Of the $1.6 million of intangible assets, $1.4 million are related to reacquired franchise rights, which will be amortized on a straight-line basis over an average life of approximately 16 years and $0.2 million are related to favorable leases, which will be amortized on a straight-line basis over an average life of nine years. The unfavorable leases, which were included in deferred rent in the accompanying condensed consolidated balance sheets, will be amortized on a straight-line basis over an average period of 11 years. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a Level 3 measurement that is subject to change.
3. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	2014	2013
Tenant improvement receivables	$2,588	$2,532
Vendor rebate receivables	983	748
Franchise and other receivables	986	949
	$4,557	$4,229

Prepaid expenses and other assets consist of the following (in thousands):

	2014	2013
Prepaid occupancy related costs	$4,135	$3,318
Other prepaid expenses	1,997	1,917
Other current assets	139	75
	$6,271	$5,310
Property and equipment, net, consist of the following:

	2014	2013
Leasehold improvements	$208,678	$169,953
Furniture, fixtures and equipment	114,148	92,695
Construction in progress	12,074	11,209
	334,900	273,857
Accumulated depreciation and amortization	(129,327)	(106,243)
	$205,573	$167,614
Accrued payroll and benefits consist of the following:

	2014	2013
Accrued payroll and related liabilities	$3,022	$2,611
Accrued bonus	803	3,383
Insurance liabilities	879	1,127
	$4,704	$7,121

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Supplemental Financial Information (continued)
Accrued expense and other current liabilities consist of the following:

	2014	2013
Gift card liability	$2,701	$2,289
Occupancy related	1,477	1,418
Utilities	1,523	1,321
Other accrued expenses	2,859	2,719
	$8,560	$7,747

4. Goodwill and Intangible Assets
The following table presents goodwill as of December 30, 2014 and December 31, 2013, (in thousands).

	2014	2013
Balance at beginning of year	$—	$—
Acquisitions	6,400	—
Balance at end of year	$6,400	$—

The Company has had no goodwill impairment losses in the periods presented in the above table.

The following table presents intangible assets subject to amortization as of December 30, 2014 and December 31, 2013, (in thousands).

	2014	2013
Amortized intangible assets:
Reacquired franchise rights	$1,376	$—
Favorable leases	190	—
Less accumulated amortization	(45)	—
	1,521	—
Non-amortized intangible assets:
Trademark rights and transferable liquor licenses	406	351
	$1,927	$351
The estimated aggregate future amortization expense as of December 30, 2014 is as follows, (in thousands):

2015	$123
2016	117
2017	115
2018	115
2019	114
Thereafter	937
$1,521

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Borrowings
Credit Facility
The Company has a credit facility with a borrowing capacity of $45.0 million in the form of a revolving line of credit, expiring in November 2018. Prior to the IPO, the Company had a credit facility with a borrowing capacity of $120.0 million, consisting of a $75.0 million senior term loan and a $45.0 million revolving line of credit. In the second quarter of 2013, the Company repaid its outstanding $75.0 million senior term loan and the majority of the revolving line of credit.

As of December 30, 2014, the Company had $27.5 million outstanding and $14.8 million available for borrowing under the credit facility. Outstanding letters of credit aggregating $2.7 million reduce the amount available to borrow. Borrowings under our amended and restated credit facility bear interest, at our option, at either (i) LIBOR plus 1.00 to 1.75%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus zero to 0.75%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. The facility includes a commitment fee of 0.125 to 0.25%, based on the lease-adjusted leverage ratio, per year on any unused portion of the facility. The credit facility bore interest at a range of 3.25% to 3.50% during 2014.

Availability of borrowings under the revolving line of credit is conditioned on compliance with specified covenants, including a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. We are subject to a number of other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments. As of December 30, 2014, the Company was in compliance with all of its debt covenants.
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
7. Closed Restaurant Reserve
The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining non-cancelable lease payments after the closing date, net of estimated subtenant income. Following is a summary of the changes in the liability for closed properties as of December 30, 2014 and December 31, 2013 (in thousands).

	2014	2013
Closed restaurant reserves, beginning of period	$583	$788
Additions—store closing costs recognized, accretion	77	80
Decreases—payments	(216)	(285)
Closed restaurant reserves, end of period	$444	$583
7. Closed Restaurant Reserve (continued)
The current portion of the liability, $0.2 million as of December 30, 2014 and December 31, 2013, is recorded in accrued expenses and other liabilities, and the long-term portion is reported in other noncurrent liabilities in the Company's consolidated balance sheets.

8. Income Taxes
The components of the provision for income taxes are as follows for 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Current tax provision:
Federal	$—	$—	$49
State	792	561	559
	792	561	608
Deferred tax provision:
Federal	5,662	3,923	2,591
State	668	283	16
	6,330	4,206	2,607
Total provision for income taxes	$7,122	$4,767	$3,215
The reconciliation of income tax provision that would result from applying the federal statutory rate to pre-tax income as shown in the accompanying consolidated statements of income is as follows for 2014, 2013 and 2012 (in thousands):

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2014	2013	2012
Federal income expense at federal rate	$6,299	$3,887	$2,848
State income tax, net of related federal income tax benefit	972	653	420
Permanent differences	170	374	83
Foreign rate differential	6	26	106
Tax credits	(241)	(149)	—
Other items, net	(84)	(24)	(242)
Provision for income taxes	$7,122	$4,767	$3,215
Effective income tax rate	38.4%	41.7%	38.4%
In 2014, 2013, and 2012 the Company recognized tax benefits on option exercises at fair value in excess of those utilized to record stock-based compensation for book purposes, totaling $253,000, $201,000, and $27,000, respectively, as a credit to additional paid-in capital.
The company's total deferred tax assets and liabilities are as follows (in thousands):

	2014	2013
Deferred tax assets	23,001	20,605
Deferred tax liabilities	(31,216)	(22,881)
Total deferred tax liabilities, net	(8,215)	(2,276)

8. Income Taxes (continued)
Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following (in thousands):

	2014	2013
Noncurrent deferred tax assets (liabilities):
Loss carry forwards	$743	$2,745
Deferred rent and franchise revenue	14,454	11,850
Property, equipment and intangible assets	(26,514)	(19,342)
Stock-based compensation	2,847	2,442
Tax credit carry forwards	897	565
Other	1,061	594
Total noncurrent net deferred tax assets (liabilities)	(6,512)	(1,146)
Current deferred tax assets (liabilities):
Inventory smallwares	(2,405)	(1,737)
Other	702	607
Total current deferred tax liabilities	(1,703)	(1,130)
Net deferred tax assets (liability)	$(8,215)	$(2,276)
At December 30, 2014 and December 31, 2013, net operating loss carry forwards for federal income tax purposes of approximately $22.9 million and $22.7 million, respectively, were available to offset future taxable income through the year 2034 and 2033, respectively. The net operating loss carry forwards are primarily composed of excess tax deductions for equity compensation.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Utilization of the net operating losses is subject to an annual limitation resulting from a change in control in 2007 and a change of control in 2010, pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code and similar provisions of state law. As a result of certain realization requirements of ASC 718, the deferred tax assets shown above include only realized tax deductions related to equity compensation equal to the compensation recognized for financial reporting during the years ended December 30, 2014 and December 31, 2013. Equity will be increased by up to $7.0 million if and when the net operating loss is ultimately realized.
Uncertain tax positions are recognized if it is more likely than not that the Company will be able to sustain the tax position taken, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon resolution of the benefit. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. There were no uncertain tax positions for the years ended December 30, 2014 or December 31, 2013. The only periods subject to examination for the Company's federal and state returns are 2010 through 2013.

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
Reverse Stock Split
On June 25, 2013, the Company effected a 1-for-0.577 reverse stock split of its Class A common stock and Class B common stock. Concurrent with the reverse stock split, the Company adjusted the number of shares subject to, and the exercise price of, outstanding stock option awards under the Plan such that the holders of the options are in the same economic position both before and after the reverse stock split.
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
9. Stockholders' Equity (continued)
Conversion—Each share of Class A common stock held by one of the Equity Sponsors is convertible, at the option of the holder, into one share of Class B common stock. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock.
Dividends—A Class C dividend agreement was entered in connection with the Merger Agreement between one of the Equity Sponsors and the Company, which provided that the new investor would receive, in the form of a dividend, an amount equal to the compensation payable to the other new investor under a Management Services Agreement. In connection with the IPO, the management services agreement expired and the one share of Class C common stock was redeemed. See additional information in Note 16 "Related-Party Transactions." Class A common stock and Class B common stock share equally if a dividend is declared or paid to either class, but do not have rights to any special dividend.
Liquidation, Dissolution or Winding Up—Class A common stock and Class B common stock share equally in distributions in liquidation, dissolution, or winding up of the corporation.
Registration Rights—The Equity Sponsors have the right to demand registration of 10% or more of the shares of the Company's common stock held by them. A few shareholders who are also Executive Officers of the Company or a member of the Company's Board of Directors have piggyback registration rights, but are not required to exercise these rights.

10. Stock-Based Compensation
The Company's Stock Incentive Plan, as amended and restated in May of 2013, authorizes the grant of nonqualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs") and incentive bonuses to employees, officers, nonemployee directors and other service providers. The number of shares of common stock available for issuance pursuant to awards granted under the Stock Incentive Plan is 3,168,705 shares. The Plan is administered by the Compensation Committee of the board or another committee designated by the board, or in the absence of any such committee, the board itself (the

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

"administrator"). Stock options are granted at a price determined by the administrator at an exercise price that is not less than the fair market value of the underlying stock on the date of option is grant. The administrator may also grant SARs and RSUs with terms determined by the administrator in accordance with the Plan. The fair market value of shares prior to the IPO was determined by the Compensation Committee of the board, or the board using historical or current transactions, comparable public company valuations, historical transactions, third-party valuations and other factors. Stock options generally have a 10-year term and vest equally over four years from the date of grant.
Stock-based compensation expense is generally recognized on a straight-line basis over the service period of the options. In 2014, 2013 and 2012, non-cash stock-based compensation expense of $1.4 million, $4.3 million and $1.2 million, respectively, is included in general and administrative expense. Stock-based compensation of $88,000, $71,000 and $81,000 is included in capitalized internal costs in 2014, 2013 and 2012, respectively. Of the total stock-based compensation recognized in 2013, $2.0 million related to accelerated vesting of outstanding stock options at the IPO and $1.2 million related to stock options granted at the IPO to 2 executive officers of which 50% were vested at the time of grant. Stock-based compensation expense also includes $71,495 related to the Employee Stock Purchase Plan, see Note 12 "Employee Benefit Plans."
At December 30, 2014, options available for future share grants totaled 3,128,014. The intrinsic value associated with options exercised was $6.0 million and $5.1 million for the fiscal years ended December 30, 2014 and December 31, 2013, respectively.
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

10. Stock-Based Compensation (continued)
The weighted-average assumptions used in the model were as follows:

	2014	2013	2012
Risk-free interest	1.7%	1.1%	0.4%
Expected life (years)	5.0	4.3	3.4
Expected dividend yield	—	—	—
Volatility	36.5%	39.7%	32.7%
Weighted-average Black-Scholes fair value per share at date of grant	$10.52	$6.04	$2.84
The tables below summarize the option activity under the Plan:

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Shares	Weighted- Average Exercise Price
Outstanding—January 3, 2012	2,621,023	8.67
Granted	516,473	11.27
Forfeited	(164,329)	8.68
Exercised	—	—
Outstanding—January 1, 2013	2,973,167	9.12
Granted	555,273	18.06
Forfeited	(55,389)	11.89
Exercised	(163,179)	8.72
Outstanding—December 31, 2013	3,309,872	10.59
Granted	269,552	30.40
Forfeited	(73,673)	19.72
Exercised	(260,487)	8.85
Outstanding—December 30, 2014	3,245,264	$12.17

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Years of Contractual Life	Aggregate Intrinsic Value(1) (in thousands)
Outstanding as of December 30, 2014	3,245,264	$12.17	6.86	$47,385
Vested and expected to vest	3,218,628	12.08	6.84	47,222
Exercisable as of December 30, 2014	2,504,436	9.80	6.34	41,561
_____________

(1)	Aggregate intrinsic value represents the amount by which fair value of the Company's stock exceeds the exercise price of the option as of December 30, 2014.
As of December 30, 2014, there was $3.5 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Incentive Plan, which is expected to be recognized over 2.89 years.
On March 10, 2011, the Company issued warrants to a consultant to purchase 86,550 shares of Class B common stock at $8.67 per share, which are classified as equity awards. The warrants vest based on specified performance criteria and are considered stock-based compensation to nonemployees. Stock-based compensation expense related to the awards is recognized when the performance criteria are met, using the estimated fair value at the measurement date. During 2014 and 2013, the Company did not recognize stock-based compensation expense as no performance criteria were met. During 2013, 28,850 warrants were exercised by the consultant.

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
The following table sets forth the computations of basic and dilutive earnings per share:

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2014	2013	2012
Net income (in thousands)	$11,428	$6,665	$5,163
Shares:
Basic weighted average shares outstanding	29,717,304	26,406,904	23,238,984
Dilutive stock options and warrants	1,283,795	1,281,725	26,558
Diluted weighted average number of shares outstanding	31,001,099	27,688,629	23,265,542
Earnings per share:
Basic	$0.38	$0.25	$0.22
Diluted	$0.37	$0.24	$0.22
The Company excluded 248,000, 17,000 and 590,617 outstanding options from the diluted earnings per share calculation for 2014, 2013 and 2012, respectively, as the options were out of the money and to include them would have been antidilutive. All outstanding warrants were dilutive in the calculation of diluted earnings per share.
12. Employee Benefit Plans
Defined Contribution Plan
In October 2003, the Company adopted a defined contribution plan, The Noodles & Company 401(k) Plan (the "401(k) Plan"). Company employees with six months of service, aged 21 or older, are eligible to participate in the 401(k) Plan. Under the provisions of the plan, the Company may, at its discretion, make contributions to the 401(k) Plan. Participants are 100% vested in their own contributions. The Company made no contributions during 2014, 2013 and 2012.
Deferred Compensation Plan
The Company's deferred compensation plan, under which compensation deferrals began in 2013, is a non-qualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. To offset its obligation, the Company purchases Company-owned whole-life insurance contracts on certain team members. As of December 30, 2014, $1.3 million was included in both other assets, net and other long term liabilities, which represent the carrying value of the liability for deferred compensation and the cash surrender value of the associated life insurance policy, respectively.
Employee Stock Purchase Plan
In 2013, the Company adopted an Employee Stock Purchase Plan under which eligible team members may voluntarily contribute up to 15% of their salaries, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company's common stock on the first day of each offering period or 85% of the fair market value of a share of the Company's common stock on the last day of each offering period, whichever amount is less. In general, all of the Company's officers and team members who have been employed by the Company for at thirty days prior to the offering period and who are regularly scheduled to work more than twenty hours per week and for more than five months in any calendar year, are eligible to participate in this plan which operates in-line with the Company's fiscal quarters. A total of 750,000 shares of common stock are available for issuance under this plan. The Company has issued a total of 35,760 shares under this plan, of which 17,404 shares were issued during 2014. A total of 714,240 shares remain available for future issuance. For 2014, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 0.030% risk-free interest rate; two billion four hundred ninety-three million one hundred fifty thousand six hundred eighty-five ten-billionths month expected life; expected
12. Employee Benefit Plans (continued)
volatility of 13.4%; and a zero percent dividend yield. The weighted average fair value per share at grant date was $4.11. In 2014, the Company recognized $71,495 of compensation expense related to this plan.
13. Leases
The Company leases restaurant facilities, office space and certain equipment under operating leases that expire on various dates through August 2035. Lease terms for traditional shopping centers generally include a base term of 10 years, with options to extend these leases for additional periods of five to 15 years. Typically, the lease includes rent escalations, which are expensed on a straight-

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

line basis over the lease term. The difference between rent expense and cash paid for rent is recognized as deferred rent. Rent expense for 2014, 2013 and 2012 was approximately $35.7 million, $29.5 million and $24.6 million, respectively.
Future minimum lease payments required under existing leases as of December 30, 2014 are as follows (in thousands):

2015	$42,188
2016	42,713
2017	39,762
2018	34,957
2019	30,497
Thereafter	104,253
$294,370

14. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the consolidated statements of cash flows (in thousands) for fiscal years 2014, 2013 and 2012:

	2014	2013	2012
Interest paid (net of amounts capitalized)	$—	$2,506	$4,400
Income taxes paid (net of refunds)	811	137	509
Purchases of property and equipment accrued in accounts payable	37	996	2,648
15. Commitments and Contingencies
The Company is named as a defendant in an action filed in the Superior Court of Delaware in New Castle County, entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleges that a number of large retailers and restaurant companies, including the Company, knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver "unclaimed gift card funds" to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an order that the Company cease and desist from violating the Delaware False Claims and Reporting Act, monetary damages (including treble damages under the False Claims and Reporting Act), penalties and attorneys' fees and costs. The case was removed to United States Federal District Court for the District of Delaware, and the plaintiffs filed a motion to remand the case to the Superior Court for the State of Delaware, which was granted. The Company has also filed a motion to dismiss the complaint. The case is at an early stage, and the Company therefore is unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter. The Company intends to vigorously defend this action.
In the normal course of business, the Company is subject to proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 30, 2014. These matters

15. Commitments and Contingencies (continued)
could affect the operating results of any one financial reporting period when resolved in future periods. Management believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to the Company's consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
16. Related-Party Transactions
During 2013 and 2012, the Company paid $375,000 and $1.1 million, respectively, to Catterton Partners and Argentia Private Investments Inc. or their affiliates ("Equity Sponsors") for management service fees and Class C Dividends pursuant to a management services agreement and an agreement to pay dividends on its Class C common stock. In connection with the IPO, the management services agreement expired and one share of Class C common stock was redeemed. Management service fees and Class C dividends paid in each fiscal year vary due to the timing of payments. No such payments were made during fiscal 2014.
In connection with the IPO during the second quarter of 2013, the Company paid $1.7 million of transaction bonuses and related payroll taxes to employees of the Company and $0.8 million in transaction payments to the Equity Sponsors.

In connection with the follow-on offering in the fourth quarter of 2013, the Company purchased 108,267 shares of of common stock from certain of its officers at the net offering price per share in such follow-on offering. The Company did not receive any of the proceeds from the offering.
Stockholders Agreement. In connection with the IPO, the Company entered into a new stockholders agreement with the Equity Sponsors, the 2013 Stockholders Agreement. The 2013 Stockholders Agreement contains restrictions on sale, issuance or transfer of shares for each Equity Sponsor without the consent of the the other Equity Sponsor except in a tag along sale under the Registration Rights Agreement or the earlier of the second anniversary of the offering and time at which such Sponsor holds less than 25% of the Company's outstanding stock and Class B stock. The 2013 Stockholders Agreement also grants the Equity Sponsors the right to nominate representatives to the Company's board of directors and committees of the board. Catterton and Argentia each have the right to designate two members to the Company's board of directors and the Equity Sponsors will agree to vote to elect such director designees. If at any time an Equity Sponsor owns more than 10% and less than 20% of outstanding Class A and Class B common stock, such Equity Sponsor has the right to designate one nominee for election to the Company's board of directors. If an Equity Sponsor’s ownership level falls below 10% of outstanding Class A and Class B common stock, such Equity Sponsor will no longer have a right to designate a nominee. In addition, for so long as Catterton and Argentia hold at least 35% of the voting power of outstanding common stock, certain actions may not be taken without the approval of Catterton and Argentia.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Selected Quarterly Financial Data (unaudited)
The following table presents selected unaudited quarterly financial data for the periods indicated (in thousands, except per share data):

	2014
	December 30	September 30	July 1	April 1
Revenue	$108,546	$106,216	$99,459	$89,519
Operating income	5,474	5,045	5,941	2,456
Net income	3,535	2,943	3,527	1,424
Basic earnings per share	$0.12	$0.10	$0.12	$0.05
Diluted earnings per share	$0.11	$0.10	$0.11	$0.05

	2013
	December 31	October 1	July 2	April 2
Revenue	$91,468	$88,936	$89,239	$81,280
Operating income	5,163	5,580	937	2,572
Net income	2,407	3,265	68	924
Basic earnings per share	$0.09	$0.11	$0.01	$0.04
Diluted earnings per share	$0.08	$0.11	$0.01	$0.04

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Noodles & Company
We have audited the accompanying consolidated balance sheets of Noodles & Company (the Company) as of December 30, 2014 and December 31, 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noodles & Company as of December 30, 2014 and December 31, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Denver, Colorado
February 23, 2015

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Noodles & Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United State of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2014 based on the criteria in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2014.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, because as an "emerging growth company" under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.

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

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
The names of our directors and certain information about them, including their ages as of February 23, 2015, are included below.

	Class	Age	Position	Year Elected Director	Current Term Expires
Scott Dahnke (1) (3) (4)	III	49	Director	2011	2016
Stuart Frenkiel (1) (3)	II	35	Director	2010	2015
Jeffrey Jones (2)	II	52	Director	2013	2015
Keith Kinsey	III	60	President, Chief Operating Officer and Director	2008	2016
Johanna Murphy (2)	I	44	Director	2014	2017
James Rand (2)	I	72	Director	2008	2017
Kevin Reddy	III	56	Chairman and Chief Executive Officer	2006	2016
Andrew Taub	II	46	Director	2010	2015
________________________

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

(4)	Lead Independent Director.
Scott Dahnke has been a member of our Board of Directors since September 2011. Mr. Dahnke has been a Managing Partner of Catterton since 2003, and has a broad range of business experience in private equity, consulting, management and finance. Catterton is an affiliate of the Company because, they, together with Argentia, own more than 50% of our capital stock and we entered into a stockholders agreement with them. These arrangements are discussed further in the "Certain Relationships and Related Transactions, and Director Independence" section of this report. Prior to joining Catterton, he was a Managing Director at Deutsche Bank Capital Partners and at AEA Investors, where he led AEA’s consumer products investing efforts. Previously, Mr. Dahnke was the Chief Executive Officer of infoUSA, a leading publicly traded provider of business and consumer marketing products and services. Prior to joining infoUSA, Mr. Dahnke served clients on an array of strategic and operational issues as a Partner at McKinsey & Company. His early career also includes experience in the Merger Department of Goldman, Sachs & Co. and with General Motors. Mr. Dahnke received a BS, magna cum laude, in Mechanical Engineering from the University of Notre Dame. He also received academic honors while earning an MBA from the Harvard Business School. Mr. Dahnke brings expertise in the retail and consumer industry.
Stuart Frenkiel has been a member of our Board of Directors since December 2010. Mr. Frenkiel has been a Senior Director at PSPIB since December 2011. He joined PSPIB in March 2010. PSPIB is the parent of Argentia, which is an affiliate of the Company. Mr. Frenkiel serves on the board of directors of Ferrara Candy Company. From August 2008 to March 2010, he was an Associate Director in the mergers and acquisitions group of UBS Investment Bank. Prior to that, Mr. Frenkiel worked in the Office of Strategic Management at BMO Financial Group and held several finance roles at General Electric Company. Mr. Frenkiel received a Bachelor of Commerce degree from McGill University, holds an MBA from the Kellogg School of Management at Northwestern University, which he received in June 2008, and is a CFA charterholder. He brings to our Board of Directors a long-standing familiarity with our business, including industry and operational experience.
Jeffrey Jones has been a member of our Board of Directors since September 2013. Mr. Jones is the former Chief Financial Officer for Vail Resorts, Inc., where he was also a member of the Board of Directors, from 2008 through 2013, and President of Lodging, Retail and Real Estate. Mr. Jones is currently a member of the Board of Directors of Hershey Entertainment and Resorts, where he chairs the Audit and Finance Committee, and Summit Hotel Properties, where he is a member of the Audit and Nominating Committees. He is also a member of the US Bank Advisory Board and a member of the board at the Leeds School of Business, University of Colorado at Boulder. Prior to joining Vail Resorts, Mr. Jones held CFO positions with Clark Retail Enterprises and Lids Corporation. Mr. Jones received a BA in Accounting and American Studies from Mercyhurst College and is a member of the AICPA. Mr. Jones provides our board with significant public company experience in financial positions including significant audit committee roles, as well as overall financial, operations and strategic development experience.
Keith Kinsey has served as our President since July 2012 and our Chief Operating Officer since November 2007. Mr. Kinsey also served as our Chief Financial Officer from July 2005 to July 2012. He became a member of our Board of Directors in November 2008. Prior to joining us, he was the Pacific Regional Director for Chipotle Mexican Grill. Prior to that time, he held various management roles at McDonald’s Corporation, PepsiCo Restaurant Group and Checkers Drive-In Restaurants. He received a BS in Accounting from the University of Illinois. He brings to our Board of Directors leadership skills, strategic guidance and operational vision from prior experience in our industry.
Johanna Murphy joined our Board of Directors in June 2014. Since September 2013, Ms. Murphy has served as Chief Marketing Officer and Director of Digital for Ivanka Trump, where she is responsible for developing brand strategy and creating dynamic retail experience through traditional and innovative digital marketing techniques. From September 2011 to September 2013 Ms. Murphy served as Vice President of eCommerce at Kate Spade & Company, with a focus elevating the customer experience and service while exploring new customer acquisition tactics through digital strategies for kate spade new york, Kate Spade Saturday and Jack Spade. Prior to that time Ms. Murphy held several leadership roles at GSI Commerce (now eBay Enterprise), including as its Vice President of eCommerce, from January 2008 to September 2011, where she led the fashion and luxury practice and served clients such as Burberry, Calvin Klein, Donna Karan, Betsey Johnson and Tumi. Ms. Murphy brings to our Board of Directors substantial experience in developing marketing and digital strategies for major consumer brands.
James Rand has been a member of our Board of Directors since May 2008. Mr. Rand has served as an independent executive consultant in the retail and restaurant industries since his retirement as Senior Vice President of Worldwide Development at McDonald’s Corporation in 2005. Mr. Rand began his career at McDonald’s Corporation in 1973, where he gained experience in marketing research, marketing and real estate development, including leading the team that launched the Extra Value Meal strategy. Mr. Rand is also a director of Homemade Pizza Company and Chicago Apartment Finders, Inc. He received a BA in Mathematics from Saint Mary’s College. He provides our Board of Directors with seasoned business judgment and valuable insights relevant to our industry.
Kevin Reddy has served as our Chief Executive Officer since April 2006. He became a member of our Board of Directors in May 2006, and Chairman of the Board in May 2008. Mr. Reddy was our President and Chief Operating Officer from April 2005 to April 2006, continuing to serve as our President until July 2012. Prior to joining us, he was the Chief Operating Officer, Chief Operations Officer and Restaurant Support Officer for Chipotle Mexican Grill. Mr. Reddy began his professional career with McDonald’s Corporation in 1983 as a regional controller and progressed into positions of escalating responsibility. Mr. Reddy has received a number of awards in connection with his role as our Chief Executive Officer, including being named “Entrepreneur of the Year” by Restaurant Business Magazine in 2009 and was most recently included on the Nation's Restaurant News 2014 Builders List, created to feature people who are taking restaurant brands to the next level. He currently serves on the executive advisory board to the Daniels School of Business at the University of Denver. He received a BS in Accounting from Duquesne University. He brings to our Board of Directors leadership skills, strategic guidance and operational vision from prior experience in our industry.
Andrew Taub has been a member of our Board of Directors since December 2010. Mr. Taub is a Senior Partner at Catterton. He joined Catterton in 1996 and has previously served as a Vice President and Principal prior to becoming a Partner in the firm. Catterton is an affiliate of the Company because, they, together with Argentia, own more than 50% of our capital stock and we entered into a stockholders agreement with them. These arrangements are discussed further in the "Certain Relationships and Related Transactions, and Director Independence" section of this report. Mr. Taub has helped capitalize and grow over a dozen consumer companies including restaurants, retail, food and beverage and marketing services. Prior to joining Catterton, he spent three years as Vice President of Nantucket Holding Company, a merchant bank specializing in the acquisition and management of troubled companies, as well as the consolidation of fragmented industries. Previously he worked in Mergers and Acquisitions at Dean Witter Reynolds and Coopers & Lybrand. Mr. Taub received a BA from the University of Michigan and an MBA from Columbia Business School. Mr. Taub brings expertise in the retail and consumer industry.

Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics that applies to all of our officers and employees, including our Chief Executive Officer and Chief Financial Officer and those officers and employees responsible for financial reporting. We have also adopted a director code of business conduct and ethics that applies to our directors. Our codes of business conduct and ethics are posted on the investor relations section of our website at investor.noodles.com. We intend to disclose future amendments to our codes of business conduct and ethics, and any waivers of their provisions that we grant to our executive officers and directors, on our website within four business days following the date of the amendment or waiver.
Audit Committee
Our Audit Committee, is currently composed of Jeffrey Jones, Johanna Murphy and James Rand. Mr. Jones is our Audit Committee financial expert, as currently defined under SEC rules.
Procedures for Nomination of Directors by Shareholders
No change has occurred since the date of the Company's proxy statement filed in 2014 in the procedures through which stockholders may nominate directors for election at the Company's annual meeting of stockholders.

ITEM 11.    Executive Compensation

EXECUTIVE COMPENSATION
Our named executive officers, or NEOs, for 2014, which consist of our principal executive officer and the next two most highly-compensated executives, are:

•	Kevin Reddy, our Chairman and Chief Executive Officer;

•	Keith Kinsey, our President and Chief Operating Officer; and

•	Dave Boennighausen, our Chief Financial Officer.
2014 Summary Compensation Table
The following table summarizes the compensation awarded to, earned by or paid to our NEOs for 2014 and 2013:

Name and Principal Position	Year	Salary	Bonus(1)	Option Awards(2)	Non-equity incentive plan compensation (3)	All other Compensation (4)	Total
Kevin Reddy	2014	$689,385	$—	$218,182	$—	$26,675	$934,242
Chairman and Chief Executive Officer	2013	655,769	1,000,000	1,508,748	542,430	17,752	3,724,699
Keith Kinsey	2014	490,154	—	218,182		12,994	721,330
President and Chief Operating Officer	2013	472,308	500,000	838,193	308,582	9,254	2,128,337
Dave Boennighausen	2014	262,384	—	218,182		11,266	491,832
Chief Financial Officer	2013	239,808	50,000	20,898	104,468	9,504	424,678
______________________________

(1)Amounts shown in this column represent bonuses paid in connection with our initial public offering.

(2)
Amounts represent the aggregate grant date fair value of stock options awarded in 2014 and 2013, calculated in accordance with FASB Accounting Standards Codification Topic 718. Each of our NEOs receives a regular annual grant of nonqualified stock options at or about the time of our annual meeting of stockholders. A description of the methodologies and assumptions we use to value options awards and the manner in which we recognize the related expense are described in Note 10, Stock-Based Compensation, to our consolidated financial statements, for the year ended December 30, 2014. These amounts may not correspond to the actual value eventually realized by each NEO because the value depends on the market value of our common stock at the time the option is exercised.

(3)
Amounts shown in this column represent cash bonus awards granted to our named executive officers for performance during 2013. No cash bonuses will be paid to our named executive officers for 2014 because we did not achieve our EBITDA targets. For each year, we maintained bonus plans that provided each NEO with the opportunity to earn a bonus based on achievement of adjusted EBITDA goals for the applicable year. The target bonuses were 100% of base salary for Mr. Reddy, 80% and 75% of base salary for Mr. Kinsey in 2014 and 2013, respectively, and 50% of base salary for Mr. Boennighausen for 2014 and 2013. The Compensation Committee of the Board reserves the right to exercise discretion to increase or decrease such bonuses based on other factors, which can include the executive officers’ individual performance and other bonus compensation, such as that paid in connection with our initial public offering.

(4)Amounts shown in this column are detailed in the table below:

Name	Year	Car Allowance	Life Insurance	Health & Wellness	Total Other Compensation
Kevin Reddy	2014	$19,903	$5,932	$840	$26,675
	2013	9,508	5,674	2,570	17,752
Keith Kinsey	2014	4,751	7,417	826	12,994
	2013	1,553	7,087	614	9,254
Dave Boennighausen	2014	8,332	2,094	840	11,266
	2013	6,804	2,094	607	9,505

Outstanding Equity Awards at December 30, 2014
The following table sets forth information regarding outstanding option awards at the end of 2014 for each of the named executive officers. None of the named executive officers held any outstanding stock awards at the end of 2014.

Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable		Option exercise price	Option expiration date
Kevin Reddy	806,790	—		$8.67	12/27/2020
	162,281	97,369	(1)	$18.00	06/27/2023
	—	20,000	(3)	$31.53	05/13/2024
Keith Kinsey	588,540	—		$8.67	12/27/2020
	17,310	—		$9.53	05/14/2022
	90,156	54,094	(1)	$18.00	06/27/2023
	—	20,000	(3)	$31.53	05/13/2024
Dave Boennighausen	63,333	—		$8.67	12/27/2020
	22,503	—		$9.53	05/14/2022
	—	43,275	(2)	$12.13	12/06/2022
	—	20,000	(3)	$31.53	05/13/2024
______________________________
(1)The options vest equally on each of June 27, 2015, 2016 and 2017.
(2)These options vest on December 6, 2015.
(3)These options vest in 25% increments on each of May 13, 2015, 2016, 2017 and 2018.
Potential Payments and Acceleration of Equity upon Termination or Termination in Connection with a Change in Control
Employment and Severance Agreements
We are a party to employment agreements with each of the Messrs. Reddy and Kinsey (the “Employment Agreements”). Each of the Employment Agreements has a three-year term that commenced on the date of our initial public offering and continues for three years unless earlier terminated. The Employment Agreements automatically extend at the end of the initial term and annually thereafter in each case, for a one year term, unless either party provides at least ninety days’ prior written notice of nonextension.
Pursuant to the employment agreements, Mr. Reddy received a $1.0 million cash bonus, and Mr. Kinsey received a $500,000 cash bonus, upon the completion of our initial public offering. In addition, Mr. Reddy was granted 259,650 stock options and Mr. Kinsey 144,250 stock options upon completion of our initial public offering pursuant to our Amended and Restated 2010 Stock Incentive Plan, subject to the terms of that plan. One-half of those options were vested upon grant and the other half will vest in equal increments on the first through fourth anniversaries of the grant date.
In the event Mr. Reddy or Mr. Kinsey is terminated without cause, resigns for good reason or dies or becomes disabled while employed by the Company, a pro rata portion of the next vesting installment of any outstanding options will vest. In addition, if Mr. Reddy or Mr. Kinsey is terminated without cause or resigns for good reason within 12 months following a change in control, any remaining unvested portion of all outstanding options will vest.

Each Employment Agreement provides for the payment of base salary and bonus, as well as customary employee benefits. Under each of the Employment Agreements, if the executive’s employment is terminated by the Company without “cause” or by the executive with “good reason” (as such terms are defined in the applicable Employment Agreement) the executive is entitled to receive compensation equal to 18 months of the executive’s then-current base salary, payable in equal installments over 18 months, a pro rata bonus for the year of termination and reimbursement of “COBRA” premiums for up to 18 months for the executive and his dependents. The severance payments are conditioned upon the executive entering into a mutual release of claims with us.
Each of the Employment Agreements also restricts the executive from engaging in a competitive business during his employment and for 18 months thereafter, or soliciting employees at or above the level of vice president or above during his employment and for 12 months thereafter. For this purpose, “competitive business” is defined as any business engaged in the fast casual restaurant business in North America that derives 20% or more of its revenues from the sale of noodle or pasta dishes.
In addition, we are a party to a Severance Agreement with Mr. Boennighausen dated December 19, 2012 (the “Severance Agreement”). Pursuant to the Severance Agreement, Mr. Boennighausen is an “at-will” employee. If the Company terminates Mr. Boennighausen’s employment without “cause,” (as such term is defined in the Severance Agreement) Mr. Boennighausen is entitled to receive compensation equal to nine months of his then-current base salary, payable in equal installments over nine months, a pro rata bonus for the year of termination and reimbursement of “COBRA” premiums for up to nine months for Mr. Boennighausen and his dependents. The severance payments are conditioned upon Mr. Boennighausen entering into a mutual release of claims with us. The Severance Agreement also includes similar noncompetition and nonsolicitation covenants as the Employment Agreements, except that the duration of the covenants apply to Mr. Boennighausen during his employment and for nine months thereafter.
In addition, Mr. Boennighausen’s outstanding unvested options provide that in the event his employment is terminated without cause within 12 months following a change in control, any remaining unvested portion of such options will vest.
Payments Upon Termination or Change in Control
None of our NEOs is entitled to receive payments or other benefits upon termination of employment or a change in control, except as provided in the Employment Agreements and Severance Agreement described above.
Certain Other Compensation Plans
401(k) Plan
We maintain a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees are able to defer eligible compensation subject to applicable annual Code limits. No employer contributions were made to the 401(k) plan in 2013 or 2014. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code.
Pension Benefits
Our NEOs did not receive any benefits from the Company under any pension or retirement plan we sponsored during 2014.
Nonqualified Deferred Compensation
On May 16, 2013 the Company adopted The Executive Non-Qualified “Excess” Plan (the “Excess Plan”). The Excess Plan provides supplementary benefits to the eligible participants whose benefits under the Company’s 401(k) Plan are limited because of the restriction on annual additions that may be made to a qualified defined contribution plan and/or the limitation on compensation that may be taken into account in calculating contributions to such a plan. Our NEOs did not earn any nonqualified deferred compensation benefits from us during 2014 under the Excess Plan or otherwise.
Director Compensation
We have adopted a non-employee director compensation plan covering non-employee directors other than directors affiliated with Catterton or PSPIB. Under the plan, each non-employee director covered by the plan receives an annual cash retainer for board service, an annual cash retainer for committee service and an annual cash retainer for serving as chair of a committee. The board has currently fixed the retainer for board service at $50,000 per year, and it has fixed each of the retainers for committee service and committee chair at $10,000 per year. In addition, at the close of business on the date of the Company’s annual meeting of stockholders, each non-employee director covered by the plan will receive an annual retainer stock option under the plan, which shall vest on the date of the next annual meeting of stockholders. The annual retainer grant has a value, as determined by the Board of Directors in good faith using the Black-Scholes valuation formula, of $50,000.
Directors who are also employees, such as Mr. Reddy and Mr. Kinsey, do not and will not receive any compensation for their services as directors. In addition, directors appointed by Catterton and Argentia have not received any compensation for their services as directors and shall not receive any such compensation for two years following the closing date of our IPO in June 2013. Thereafter, the Company will pay the directors appointed by Catterton and Argentia an annual fee of $100,000 (or such other amount that may be determined by the Board of Directors to be payable to non-employee directors) for each such director serving on the Board of Directors; provided, that any fees otherwise payable to directors appointed by Catterton shall instead be paid directly to Catterton Management Company, L.L.C. and any fees otherwise payable to directors appointed by Argentia shall instead be paid directly to Argentia.
Directors have been and will continue to be reimbursed for travel, food, lodging and other expenses directly related to their activities as directors. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our certificate of incorporation and bylaws, as well as the protection provided by director and office liability insurance provided by us.

The following table sets forth compensation information for the fiscal year ended December 30, 2014, with respect to non-employee directors who received compensation:

Director Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(4)(5)	Total ($)
Jeffrey Jones	$70,000	(1)	$62,522	$132,522
Johanna Murphy	30,000	(2)	—	30,000
James Rand	60,000	(3)	62,522	122,522
______________________________

(1)	This amount includes a $10,000 annual fee for serving as the chairman of the audit committee and $10,000 annual fee for serving as a member of the audit committee.

(2)	This amount includes $25,000 in fees for board service and $5,000 in fees for serving as a member of the audit committee, for Ms. Murphy's service in 2014 since joining the board in June 2014.

(3)	This amount includes a $10,000 annual fee for serving as a member of the audit committee.

(4)	The annual retainer grant in 2014 had a value of $62,522 and covered the period from the adoption of the Non-Employee Directors Compensation Plan in 2013 through the 2014 fiscal year.

(5)	The outstanding options for Messrs Jones and Rand as of December 30, 2014 were 5,511 and 31,476, respectively. Ms. Murphy had no outstanding options as of December 30, 2014.
Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee is, or has at any time been, an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any other entity that has one or more executive officers serving on our Board of Directors or Compensation Committee. No directors served on the Compensation Committee in 2014 other than Messrs. Dahnke and Frenkiel, the two directors currently serving on such committee, and James Pittman, who resigned as a director of the Company in June 2014.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of Class A and Class B of our common stock as of February 19, 2015 for:

•	each stockholder known by us to be the beneficial owner of more than 5% of any class of our outstanding shares of common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

As of February 19, 2015, Argentia beneficially owned 1,522,098 shares of Class B common stock, which represented 100% of the outstanding shares of Class B common stock on that date. Class B common stock has the same rights as the common stock except that holders of Class B common stock will not be entitled to vote in the election or removal of directors unless converted into Class A common stock.
We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.
Applicable percentage ownership in the following table is based on 29,827,302 shares of common stock outstanding as of February 19, 2015 of which 28,305,204 were Class A common stock and 1,522,098 were Class B common stock), unless otherwise indicated in the footnotes below. In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or exercisable within 60 days of February 19, 2015. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Noodles & Company, 520 Zang Street, Suite D, Broomfield, CO 80021.

	Total Shares Beneficially Owned		Class A Voting Shares Beneficially Owned
	Shares	%	Shares	%
Name and Address of Beneficial Owner

Stockholders owning more than 5%
Entities affiliated with Catterton Partners (1)	6,834,884	22.91%	6,834,884	24.15%
Argentia Private Investments Inc. (2)	8,264,310	27.71%	6,742,212	23.82%

Named Executive Officers and Directors
Kevin Reddy (3)	969,071	3.15%	969,071	3.31%
Keith Kinsey (4)	720,942	2.36%	720,942	2.49%
Dave Boennighausen (5)	87,336	*	87,336	*
Dan Fogarty (6)	138,624	*	138,624	*
Phil Petrilli (7)	95,320	*	95,320	*
Paul Strasen (8)	152,078	*	152,078	*
Kathy Lockhart (9)	27,252	*	27,252	*
Scott A. Dahnke (1)	6,834,884	22.91%	6,834,884	24.15%
Stuart Frenkiel	—	—	—	—
Jeffrey Jones	—	—	—	—
James Pittman	—	—	—	—
James Rand (10)	47,981	*	47,981	*
Andrew Taub	—	—	—	—

All Executive Officers and Director as a Group (13 individuals)	2,238,604	7.51%	2,238,604	7.91%
__________________________
*    Indicates ownership of less than one percent.

(1)
All of the shares of Class A common stock are held by Catterton-Noodles, LLC, an entity affiliated with Catterton. Scott Dahnke is a Managing Partner of Catterton, and in such capacity has voting and investment control over the securities. Mr. Dahnke disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. The principal business address of Catterton Partners is 599 West Putnam Avenue, Greenwich, CT 06830.

(2)
Consists of 6,742,212 shares of Class A common stock and 1,522,098 shares of Class B common stock held by Argentia, which is affiliated with the Public Sector Pension Investment Board (“PSP Investments”), a Canadian Crown Corporation. John Valentini is Interim President and Chief Executive Officer and Interim Chief Investment Officer of PSP Investments. He is also a director and President of Argentia.  Derek Murphy is Senior Vice President, Private Equity of PSP Investments and is a director and Vice President of Argentia. In such capacities, Mr. Valentini and Mr. Murphy have investment control over such securities. Mr. Murphy and Stephanie Lachance, Vice President, Responsible Investment and Corporate Secretary of PSP Investments, have voting control over such securities on behalf of Argentia. Mr. Valentini, Mr. Murphy and Ms. Lachance disclaim beneficial ownership of such securities. The principal business address of Argentia is 1250 Réne Lévesque Boulevard West, Suite 900, Montreal, Quebec, Canada H3B 4W8.

(3)	Includes options to purchase 969,071 shares of our Class A common stock exercisable within 60 days.

(4)	Includes options to purchase 696,006 shares of our Class A common stock exercisable within 60 days.

(5)	Includes options to purchase 85,836 shares of our Class A common stock exercisable within 60 days.

(6)	Includes options to purchase 138,624 shares of our Class A common stock exercisable within 60 days.

(7)	Includes options to purchase 90,320 shares of our Class A common stock exercisable within 60 days.

(8)	Includes options to purchase 147,135 shares of our Class A common stock exercisable within 60 days.

(9)	Includes options to purchase 25,802 shares of our Class A common stock exercisable within 60 days.

(10)	Includes options to purchase 31,476 shares of our Class A common stock exercisable within 60 days.

Equity Compensation Plan Information
The following table summarizes information as of December 30, 2014, about shares of common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	3,302,964	$12.17	3,840,146
Equity compensation plans not approved by security holders	—	—	—
Total	3,302,964	$12.17	3,840,146
______________________________

(1)
Includes in column (a) 2,245,264 shares of Class A common stock issuable upon exercise of options outstanding under the Company’s Stock Incentive Plan and 57,700 shares of Class B common stock issuable upon exercise of a warrant granted to a consultant. Includes in column (c) 3,125,906 shares of Class A common stock available for issuance upon exercise of future grants under the Company’s Stock Incentive Plan and 714,240 shares of Class A common stock available for future issuance under the Company’s Employee Stock Purchase Plan.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions
The following is a description of each transaction since January 1, 2014 to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or beneficial holders of more than 5% of either our Class A or our Class B Common Stock had or will have a direct or indirect material interest.
Stockholders Agreement. In connection with our initial public offering, we entered into a stockholders agreement with our Equity Sponsors that became effective upon the completion of the initial public offering. The stockholders agreement contains agreements with respect to restrictions on the sale, issuance or transfer of shares that prevent either Equity Sponsor from transferring its shares without the consent of the other Equity Sponsor, except in connection with a tag along sale of common stock by both Equity Sponsors or pursuant to the registration rights agreement, which is described below, until the earlier of the second anniversary of the offering and the time at which such Equity Sponsor holds less than 25% of our outstanding Class A common stock and Class B Common Stock. The stockholders agreement also grants our Equity Sponsors the right, subject to certain conditions, to nominate representatives to our Board of Directors and committees of our Board of Directors. Catterton and Argentia each will have the right to designate two members to our Board of Directors, and the parties to the stockholders agreement will agree to vote to elect such director designees. If at any time an Equity Sponsor owns more than 10% and less than 20% of our outstanding Class A and Class B common stock, such Equity Sponsor has the right to designate one nominee for election to our Board of Directors. If an Equity Sponsor’s ownership level falls below 10% of our outstanding Class A and Class B common stock, such Equity Sponsor will no longer have a right to designate a nominee. In addition, for so long as Catterton and Argentia hold at least 35% of the voting power of our outstanding common stock, certain actions may not be taken without the approval of Catterton and Argentia, including:

•
any merger, recapitalization or other adjustment in voting rights, if following such event, Catterton and Argentia would not together have sufficient voting power or otherwise be entitled to elect a majority of the Board;

•	any sale of all or substantially all the assets of the Company;

•	the issuance of any capital stock of us or any of our subsidiaries, other than certain issuances upon the grant of equity awards;

•	create any new class or series of shares of equity securities having rights, preferences or privileges senior to or on a parity with the Common Stock; or

•
any amendment of our certificate of incorporation, bylaws or equivalent organization documents of the Company or any Subsidiary of the Company in a manner that could reasonably be expected to adversely affect the rights of Catterton or Argentia.

Control Relationships. Catterton and Argentia each own approximately 28% of our equity interests; however, the terms of the certificate of incorporation prevent control by either Equity Sponsor acting on its own. However, under the stockholders agreement our Equity Sponsors have agreed to elect each other’s director nominees and to not take certain actions affecting us without the consent of the other Equity Sponsor. See "—Stockholders Agreement", above, for a description of the material provisions of the stockholders agreement. As a result, our Equity Sponsors could potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change in control transactions.
Registration Rights. Pursuant to the terms of a registration rights agreement between us and certain holders of our stock, including Catterton, certain of its affiliates and Argentia, certain holders of our stock are entitled to demand and piggyback rights:

•
Demand Registrations. Under the registration rights agreement, both Catterton and Argentia are able to require us to file a registration statement under the Securities Act, covering at least 10% of our equity interests, and we are required to notify holders of such securities in the event of such request (a “Demand Registration Request”). Each of Catterton and Argentia can issue unlimited Demand Registration Requests, unless we are ineligible to use Form S-3, in which case we will not be obligated to grant more than three Demand Registration Requests to each of Catterton and Argentia during such period of ineligibility.

•
Piggyback Registrations. Under the Registration Rights Agreement, if at any time we propose or are required to register any of our equity securities under the Securities Act (other than a demand registration or pursuant to an employee benefit or dividend reinvestment plan), we will be required to notify each eligible holder of its right to participate in such registration and to use commercially reasonable efforts to cause all eligible securities requested to be included in the registration to be so included.

Procedures for Approval of Related Party Transactions. Our policies on related party transactions, which are included in our Audit Committee charter, Nominating and Corporate Governance Committee charter, and our Employee Code of Business Conduct and Ethics, address the policies and procedures for review and approval of related party transactions. These policies cover certain relationships and material obligations and interests. These policies provide that, in determining whether or not to recommend the initial approval or ratification of a related party transaction, all relevant facts and circumstances available shall be considered. The Nominating and Corporate Governance Committee and Audit Committee are both responsible for approval and ratification of certain related person transactions pursuant to the applicable policies and procedures.
Director Independence
Under the listing requirements and NASDAQ rules, independent directors must comprise a majority of a listed company's Board of Directors. Our Principles of Corporate Governance (the “Principles”) provide that an “independent” director is a director who meets the NASDAQ definition of independence and the Principles also provide that, under applicable NASDAQ rules, the members of each of the Audit, Nominating and Corporate Governance and Compensation Committees are subject to additional, heightened independence criteria applicable to directors serving on these committees. The Principles are published on our website at http://investor.noodles.com/governance.cfm. Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of each director (both generally, and, where applicable, under heightened independence criteria applicable to certain committees). Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined, based on the recommendation of our Nominating and Corporate Governance Committee, that each of Messrs. Dahnke, Frenkiel, Jones, Rand and Taub and Ms. Murphy is “independent” under NASDAQ rules. In making the independence determinations, our Board of Directors assessed the current and prior relationships that each non-employee director has with us and all other relevant facts and circumstances, including the beneficial ownership of our capital stock by each non-employee director. Based on these assessments, for each director deemed to be independent, our Board of Directors made a determination that, because of the nature of the director's relationships and / or the amounts involved, the director had no relationships with our company or our management that, in the judgment of the Board, would impair the director's independence.
Messrs. Frenkiel and Dahnke are currently members of the Compensation Committee and are affiliated with Argentia and Catterton, respectively. Pursuant to applicable SEC and NASDAQ requirements, the Board of Directors considered all factors specifically relevant to determining whether either of these directors had or has a relationship which is material to that director’s ability to be independent from management in connection with their duties as members of the Compensation Committee, including these affiliations, and the Board determined that these directors are independent for purposes of serving on the Board of Directors and its Compensation Committee.

ITEM 14.	Principal Accounting Fees and Services
Audit and Related Fees
The following table sets forth the aggregate fees billed for professional services rendered by Ernst & Young for the audit of our financial statements for 2014 and 2013 and the aggregate fees for other services rendered by Ernst & Young billed in those periods:

	2014	2013
Audit fees(1)	$425,000	$1,323,234
Audit Related fees(2)	—	2,150
Tax fees(3)	87,385	94,355
Total audit and related fees	$512,385	$1,419,739
_____________________

(1)
2014 and 2013 audit fees and expenses related to the fiscal year audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered, and additional work performed in connection with the Company’s initial public offering and follow-on offering.

(2)	Represents fees for a subscription to an Ernst & Young online services used for accounting research purposes.

(3)	Tax fees relate to professional services rendered for tax compliance, tax return review and preparation and related tax advice.
In connection with our initial public offering, the Board of Directors adopted a written policy for the pre-approval of certain audit and non-audit services which Ernst & Young provides. The policy balances the need to ensure the independence of Ernst & Young while recognizing that in certain situations Ernst & Young may possess both the technical expertise and knowledge of the Company to best advise the Company on issues and matters in addition to accounting and auditing. In general, the Company’s independent registered public accounting firm cannot be engaged to provide any audit or non-audit services unless the engagement is pre-approved by the Audit Committee. Certain services may also be pre-approved by the Chairman of the Audit Committee under the policy. All of the fees identified in the table above were approved in accordance with SEC requirements and, following our initial public offering, pursuant to the policies and procedures described above.
All of the services of Ernst & Young for 2014 and 2013 described above were pre-approved by the Audit Committee.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

1.	Our Consolidated Financial Statements and Notes thereto are included in Item 8 of this Annual Report on Form 10-K. See "Index to Financial Statements and Supplementary Data" for more detail.

2.
All financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, included in Item 8 of this Annual Report on Form 10-K.

3.	The Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, is filed as part of this 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2015.

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

Signature	Title	Date
/s/ KEVIN REDDY
Kevin Reddy	Chairman and Chief Executive Officer (principal executive officer)	February 23, 2015
/s/ KEITH KINSEY
Keith Kinsey	President, Chief Operating Officer and Director	February 23, 2015
/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen	Chief Financial Officer (principal financial officer)	February 23, 2015
/s/ KATHY LOCKHART
Kathy Lockhart	Vice President and Controller (principal accounting officer)	February 23, 2015
/s/ SCOTT A. DAHNKE
Scott A. Dahnke	Director	February 23, 2015
/s/ STUART FRENKIEL
Stuart Frenkiel	Director	February 23, 2015
/s/ JEFFREY JONES
Jeffrey Jones	Director	February 23, 2015
/s/ JAMES RAND
James Rand	Director	February 23, 2015
/s/ ANDREW TAUB
Andrew Taub	Director	February 23, 2015
/s/ JOHANNA MURPHY
Johanna Murphy	Director	February 23, 2015

EXHIBITS

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	333-192402	November 19, 2013	3.1
3.2	Amended and Restated Bylaws	S-1	333-192402	November 19, 2013	3.2
4.1	Specimen Stock Certificate	S-1/A	333-188783	June 17, 2013	4.1
10.1	Noodles & Company Amended and Restated 2010 Stock Incentive Plan	S-1/A	333-188783	June 17, 2013	10.1
10.2	Noodles & Company 2013 Employee Stock Purchase Plan	S-1/A	333-188783	June 17, 2013	10.2
10.3	Registration Rights Agreement, dated December 27, 2010, by and among Noodles & Company and certain of its stockholders	S-1/A	333-188783	June 17, 2013	10.3
10.4	Amendment No. 1 to Registration Rights Agreement, dated as of July 8, 2014, among Noodles & Company and certain of its stockholders	10-Q	001-35987	November 6, 2014	10.1
10.5	Amended and Restated Credit Agreement, dated as of November 22, 2013, among Noodles & Company, the other Loan Parties thereto, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender and the other lenders party thereto	8-K	001-35987	November 26, 2013	10.1
10.6	Security Agreement, dated February 28, 2011, by and between Noodles & Company and Bank of America, N.A., as administrative agent	S-1	333-188783	May 23, 2013	10.13
10.7	Pledge Agreement, dated February 28, 2011, by and between Noodles & Company and Bank of America, N.A., as administrative agent	S-1	333-188783	May 23, 2013	10.14
10.8	Form of Indemnification Agreement by and between Noodles & Company and each of its directors and executive officers	S-1/A	333-188783	June 17, 2013	10.15

10.9	Form of Area Development Agreement					X
10.10	Form of Franchise Agreement					X
10.11	Severance Agreement with Dave Boennighausen, dated December 19, 2012	10-K	001-35987	March 7, 2014	10.1
10.12	Employment Agreement, dated June 7, 2013, by and between Noodles & Company and Kevin Reddy	S-1/A	333-188783	June 17, 2013	10.20
10.13	Employment Agreement, dated June 7, 2013, by and between Noodles & Company and Keith Kinsey	S-1/A	333-188783	June 17, 2013	10.21
10.14	Noodles & Company Compensation Plan For Non-Employee Directors	S-1	333-192402	November 19, 2013	10.16
10.15	The Executive Nonqualified "Excess" Plan Adoption Agreement, adopted by Noodles & Company on May 16, 2013	S-1/A	333-188783	June 17, 2013	10.22
10.16	Amended and Restated Stockholders Agreement, dated as of July 2, 2013, among Noodles & Company, Catterton-Noodles, LLC and Argentia Private Investments Inc.	S-1	333-192402	November 19, 2013	10.18
21.1	List of Subsidiaries of Noodles & Company					X
23.1	Consent of Ernst & Young LLP					X
24.1	Power of Attorney (included on signature page of this report)					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Section 302 of the Sarbanes-Oxley Act of 2002					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X