Form 10-K/A
period 2014-12-30
NOODLES & Co
filed 2015-05-07
CIK 1275158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K/A
(Amendment No. 1)

☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 30, 2014

or

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from _____ to _____

Commission File Number: 001-35987
________________
NOODLES & COMPANY
(Exact name of registrant as specified in its charter)

Delaware	84-1303469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Zang Street, Suite D Broomfield, CO	80,021
(Addresses of principal executive offices)	(Zip Code)
Registrant’s telephone numbers, including area code: (720) 214-1900
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01	NASDAQ (Global Select Market)
Class B Common Stock, par value $0.01

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of July 1, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $438.8 million. This amount was calculated on the closing price of the common stock on July 1, 2014 on the NASDAQ Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of shares of common stock, $.01 par value, outstanding as of March 10, 2015, was 29,834,399.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE
Noodles & Company (the “Company,” “we,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 30, 2014 (the “Original Filing”), with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2015. It recently came to our attention that we inadvertently omitted certain stock ownership information from Item 12 of Part III of the Original Filing based on existing Schedules 13G filed with the SEC. The Company is filing this Amendment No. 1 on Form 10 K/A (the “Amendment”) to amend Item 12 of Part III of the Original Filing related to the security ownership of certain beneficial owners of Class A and Class B of our common stock. This Amendment hereby amends and restates Item 12 of Part III of the Original Filing as it relates to the security ownership of certain beneficial owners of Class A and Class B of our common stock.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new Rule 13a-14(a)/15d-14(a) Certifications, which are attached hereto as Exhibits 31.1 and 31.2. These certifications have been modified to reflect the disclosures applicable to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Filing, including, without limitation, the financial statements. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update the disclosures in the Original Filing, except as set forth in this Amendment, and should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of Class A and Class B of our common stock as of March 10, 2015 for:

•	each stockholder known by us to be the beneficial owner of more than 5% of any class of our outstanding shares of common stock;
•	each of our directors and director nominees;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

As of March 10, 2015, Argentia beneficially owned 1,522,098 shares of Class B common stock, which represented 100% of the outstanding shares of Class B common stock on that date. Class B common stock has the same rights as the common stock except that holders of Class B common stock will not be entitled to vote in the election or removal of directors unless converted into Class A common stock.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership in the following table is based on 29,834,399 shares of common stock outstanding as of March 10, 2015 (of which 28,312,301 were Class A Common Stock and 1,522,098 were Class B Common Stock), unless otherwise indicated in the footnotes below. In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or exercisable within 60 days of March 10, 2015. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Noodles & Company, 520 Zang Street, Suite D, Broomfield, CO 80021.

	Shares Beneficially Owned		Voting Shares Beneficially Owned
	Shares	Percent	Shares	Percent
Name and Address of Beneficial Owner

Stockholders owning more than 5%
Entities affiliated with Catterton Partners (1)	6,834,884	22.91%	6,834,884	24.14%
Argentia Private Investments Inc. (2)	8,264,310	27.70%	6,742,212	23.81%
Tremblant Capital Group(3)	2,707,372	9.1%	2,707,372	9.6%
Entities affiliated with Franklin Resources, Inc.(4)	1,541,780	5.2%	1,541,780	5.5%

Named Executive Officers and Directors
Kevin Reddy (5)	974,071	3.16%	974,071	3.33%
Keith Kinsey (6)	720,942	2.36%	720,942	2.49%
Dave Boennighausen (7)	87,336	*	87,336	*
Dan Fogarty (8)	138,624	*	138,624	*
Phil Petrilli (9)	95,320	*	95,320	*
Paul Strasen (10)	152,078	*	152,078	*
Kathy Lockhart (11)	27,252	*	27,252	*
Scott A. Dahnke (1)	6,834,884	22.91%	6,834,884	24.14%
Stuart Frenkiel	—	—	—	—
Jeffrey Jones (12)	5,511	*	5,511	*
Johanna Murphy	—	—	—	—
James Rand (13)	47,981	*	47,981	*
Andrew Taub	—	—	—	—

All Executive Officers and Director as a Group (13 individuals)(14)	2,249,115	7.54%	2,249,115	7.94%
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

(3)
Consists of 2,707,372 shares of Class A common stock, based on information set forth in a Schedule 13G filed with the SEC on February 17, 2015 by Tremblant Capital Group reporting beneficial ownership as of December 31, 2014. The principal business address of Tremblant Capital Group is 767 Fifth Avenue, New York, NY 10153.

(4)
Consists of 1,541,780 shares of Class A common stock held by entities affiliated with Franklin Resources, Inc. (collectively, the “Franklin Entities”), based on information set forth in a Schedule 13G filed with the SEC on February 9, 2015 by Franklin Resources, Inc. reporting beneficial ownership as of December 31, 2014. Franklin Templeton Portfolio Advisors, Inc. has sole voting and investment power with respect to 90,068 shares, Fiduciary Trust Company International has sole voting and investment power with respect to 18,100 shares, and Franklin Advisors, Inc. has sole voting power with respect to 1,397,512 shares and sole investment power with respect to 1,433,612 shares. The principal business address of the Franklin Entities is One Franklin Parkway, San Mateo, CA 94403.

(5)	Includes options to purchase 969,071 shares of our Class A common stock exercisable within 60 days.
(6)	Includes options to purchase 696,006 shares of our Class A common stock exercisable within 60 days.
(7)	Includes options to purchase 85,836 shares of our Class A common stock exercisable within 60 days.
(8)	Includes options to purchase 138,624 shares of our Class A common stock exercisable within 60 days.
(9)	Includes options to purchase 90,320 shares of our Class A common stock exercisable within 60 days.
(10)	Includes options to purchase 147,135 shares of our Class A common stock exercisable within 60 days.
(11)	Includes options to purchase 25,802 shares of our Class A common stock exercisable within 60 days.
(12)	Includes options to purchase 5,511 shares of our Class A common stock exercisable within 60 days.
(13)	Includes options to purchase 31,476 shares of our Class A common stock exercisable within 60 days.
(14)	Does not include securities disclaimed by Scott Dahnke.
To our knowledge, except as noted above, no person or entity is the beneficial owner of more than 5% of the voting power of the Company’s common stock.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, May 7, 2015.

NOODLES & COMPANY
By:	/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen Chief Financial Officer
Date	May 7, 2015

EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.