Form 10-Q
period 2015-03-31
NOODLES & Co
filed 2015-05-07
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

(Mark One)
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2015
Class A Common Stock, $0.01 par value per share	29,994,302 shares
Class B Common Stock, $0.01 par value per share	1,522,098 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2015	December 30, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,638	$1,906
Accounts receivable	3,849	4,557
Inventories	9,692	9,415
Income tax receivable	1,090	627
Prepaid expenses and other assets	6,648	6,271
Total current assets	22,917	22,776
Property and equipment, net	201,885	205,573
Intangibles	1,960	1,927
Goodwill	6,400	6,400
Other assets, net	2,167	2,227
Total long-term assets	212,412	216,127
Total assets	$235,329	$238,903
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,828	$10,865
Accrued payroll and benefits	8,082	4,704
Accrued expenses and other current liabilities	7,777	8,560
Current deferred tax liabilities, net	1,702	1,702
Total current liabilities	28,389	25,831
Long-term debt	22,460	27,500
Deferred rent	37,144	35,498
Deferred tax liabilities, net	4,968	6,512
Other long-term liabilities	3,583	3,447
Total liabilities	96,544	98,788
Stockholders' equity:
Preferred stock—$0.01 par value, authorized 1,000,000 shares as of March 31, 2015 and December 30, 2014; no shares issued or outstanding	—	—
Common stock—$0.01 par value, authorized 180,000,000 shares as of March 31, 2015 and December 30, 2014; 29,948,078 and 29,820,340 issued and outstanding as of March 31, 2015 and December 30, 2014, respectively	299	298
Treasury stock, at cost, 67,586 shares as of March 31, 2015 and December 30, 2014	(2,848)	(2,848)
Additional paid-in capital	122,361	120,929
Accumulated other comprehensive loss	(11)	—
Retained earnings	18,984	21,736
Total stockholders' equity	138,785	140,115
Total liabilities and stockholders' equity	$235,329	$238,903
   See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Income
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended
	March 31, 2015	April 1, 2014
Revenue:
Restaurant revenue	$104,782	$88,448
Franchising royalties and fees	979	1,071
Total revenue	105,761	89,519
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	27,812	23,848
Labor	33,029	27,198
Occupancy	12,218	9,865
Other restaurant operating costs	14,717	12,206
General and administrative	8,418	7,009
Depreciation and amortization	6,919	5,610
Pre-opening	880	1,113
Restaurant impairment, asset disposals and closure costs	6,086	214
Total costs and expenses	110,079	87,063
(Loss) income from operations	(4,318)	2,456
Interest expense	229	20
(Loss) income before income taxes	(4,547)	2,436
(Benefit) provision for income taxes	(1,795)	1,012
Net (loss) income	$(2,752)	$1,424
Earnings per share of Class A and Class B common stock, combined:
Basic	$(0.09)	$0.05
Diluted	$(0.09)	$0.05
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	29,843,204	29,606,321
Diluted	29,843,204	31,059,324

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Comprehensive (Loss) Income
(in thousands, unaudited)

	Fiscal Quarter Ended
	March 31, 2015	April 1, 2014
Net (loss) income	$(2,752)	$1,424
Other comprehensive loss:
Foreign currency translation adjustments	(11)	—
Other comprehensive loss	(11)	—
Comprehensive (loss) income	$(2,763)	$1,424

 See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	One Fiscal Quarter Ended
	March 31, 2015	April 1, 2014
Operating activities
Net (loss) income	$(2,752)	$1,424
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,919	5,610
Deferred income taxes	(1,544)	—
Restaurant impairments, asset disposals and closure costs	6,080	214
Amortization of debt issuance costs	25	25
Stock-based compensation	161	140
Other noncash	(11)	—
Changes in operating assets and liabilities:
Accounts receivable	708	244
Inventories	(277)	(400)
Prepaid expenses and other assets	(342)	(573)
Accounts payable	459	1,441
Deferred rent	1,646	1,396
Income taxes	(463)	930
Accrued expenses and other liabilities	2,717	(194)
Net cash provided by operating activities	13,326	10,257
Investing activities
Purchases of property and equipment	(9,783)	(11,510)
Net cash used in investing activities	(9,783)	(11,510)
Financing activities
Proceeds from issuance of long-term debt	82,257	41,909
Payments on long-term debt	(87,298)	(41,621)
Acquisition of treasury stock	—	(71)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	1,230	736
Net cash (used in) provided by financing activities	(3,811)	953
Net decrease in cash and cash equivalents	(268)	(300)
Cash and cash equivalents
Beginning of period	1,906	968
End of period	$1,638	$668

See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business and Summary and Basis of Presentation
Business
Noodles & Company, (the "Company" or "Noodles & Company"), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and sandwiches. As of March 31, 2015, there were 399 company-owned restaurants and 56 franchise restaurants in 33 states and the District of Columbia. The Company operates its business as one operating and reportable segment.
The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2014.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All material intercompany balances and transactions are eliminated in consolidation.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2015, which ends on December 29, 2015, and fiscal year 2014, which ended on December 30, 2014, each contain 52 weeks. Fiscal quarters each contain thirteen weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen weeks.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The pronouncement is effective for annual and interim periods beginning after December 15, 2016, which will require the Company to adopt these provisions in the first quarter of fiscal 2017. Early adoption is not permitted. This pronouncement permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect this guidance will have on the Company's consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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
In April 2015, the FASB issued ASU No. 2015-03, "Interest-Imputation of Interest (subtopic 835-50): Simplifying the Presentation of Debt Issuance Costs." This update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. The update is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

2. Supplemental Financial Information
Property and equipment, net, consist of the following (in thousands):

	March 31, 2015	December 30, 2014
Leasehold improvements	$210,555	$208,678
Furniture, fixtures and equipment	115,783	114,148
Construction in progress	9,039	12,074
	335,377	334,900
Accumulated depreciation and amortization	(133,492)	(129,327)
	$201,885	$205,573
3. Borrowings
The Company has a credit facility with a borrowing capacity of $45.0 million in the form of a revolving line of credit, expiring in November 2018. As of March 31, 2015, the Company had $22.5 million outstanding and $19.6 million available for borrowing under the credit facility. Outstanding letters of credit aggregating $2.9 million reduce the amount available to borrow. The credit facility bore interest at 3.50% during the first quarter of 2015. The Company was in compliance with all of its debt covenants as of March 31, 2015.

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

Adjustments to the fair value of non-financial assets measured at fair value on a non-recurring basis as of March 31, 2015 are discussed in Note 7-Restaurant Impairments, Asset Disposals and Closure Costs. There were no adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis as of April 1, 2014.

5. Income Taxes
The following table presents the Company's (benefit) provision for income taxes for the first quarter ended March 31, 2015 and April 1, 2014 (dollars in thousands):

	Fiscal Quarter Ended
	March 31, 2015	April 1, 2014
(Benefit) provision for income taxes	$(1,795)	$1,012
Effective tax rate	39.5%	41.5%
The 2015 estimated annual effective tax rate is expected to be between 39% and 40% compared to 38.4% for 2014. The effective tax rate for the first quarter of 2015 reflects a projected federal tax rate of 34%, compared to 35% for the first quarter of 2014.

6. Stock-Based Compensation
The Company's Stock Incentive Plan, as amended and restated in May of 2013, authorizes the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and incentive bonuses to employees, officers, non-employee directors and other service providers. The number of shares of common stock available for issuance pursuant to awards granted under the Stock Incentive Plan shall not exceed 3,750,500.

6. Stock-Based Compensation (continued)
The following table presents information related to the Stock Incentive Plan (in thousands, except share and per share amounts):

	Fiscal Quarter Ended
	March 31, 2015	April 1, 2014
Outstanding, beginning of period	3,245,264	3,309,872
Granted	176,016	—
Exercised	122,887	142,249
Forfeited	73,315	9,709
Outstanding, end of period	3,225,078	3,157,914
Weighted average fair market value on option grant date	$6.23	N/A
Stock based compensation expense	$161	$140
Capitalized stock based compensation expense	$41	$18

7. Restaurant Impairments, Asset Disposals and Closure Costs
The following table presents restaurant impairments, asset disposals and closure costs for the first quarter ended March 31, 2015 and April 1, 2014 (in thousands):

	Fiscal Quarter Ended
	March 31, 2015	April 1, 2014
Restaurant impairments	$5,913	$—
Loss on disposal of assets	134	134
Closure costs and other	39	80
	$6,086	$214
During the quarter ended March 31, 2015, the Company recognized restaurant impairment expense of $5.9 million, primarily related to management's current assessment of the expected future cash flows at eight restaurants, based on recent results. Impairment expense is a Level 3 fair value measure and was determined by comparing the carrying value of restaurant assets to the estimated fair market value, which is based on projected cash flows. Fair value is generally determined based on appraisals or sales prices of comparable assets and estimates of future cash flows. These expenses are included in the "Restaurant impairment, asset disposals and closure costs" line in the Consolidated Statements of Income.
8. Earnings Per Share
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

8. Earnings Per Share (continued)
The following table sets forth the computations of basic and diluted earnings per share:

	Fiscal Quarter Ended
	March 31, 2015	April 1, 2014
Net (loss) income (in thousands):	$(2,752)	$1,424
Shares:
Basic weighted average shares outstanding	29,843,204	29,606,321
Dilutive stock options and warrants	—	1,453,003
Diluted weighted average number of shares outstanding	29,843,204	31,059,324
Earnings per share:
Basic EPS	$(0.09)	$0.05
Diluted EPS	$(0.09)	$0.05
Potential common shares are excluded from the computation of diluted (loss) earnings per share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss. In the first quarters of 2015 and 2014, there were 3,225,078 and 17,000 outstanding options, respectively, excluded from the diluted earnings per share calculation because they were anti-dilutive. Additionally, 18,000 outstanding warrants were anti-dilutive and were excluded in the calculation of diluted earnings per share for the first quarter of 2015.

9. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the consolidated statements of cash flows for the first quarters ended March 31, 2015 and April 1, 2014 (in thousands):

	March 31, 2015	April 1, 2014
Interest paid (net of amounts capitalized)	$420	$73
Income taxes paid	212	81
Changes in purchases of property and equipment accrued in accounts payable, net	(496)	1,020

10. Commitments and Contingencies
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims, including those matters that the Company has previously disclosed and for which there is no material update. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2015. These matters could affect the operating results of any one financial reporting period when resolved in future periods. Management believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to the Company's consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

NOODLES & COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 30, 2014. We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week year, which contains 14 operating weeks. Fiscal years 2015 and 2014 each contain 52 weeks.
Cautionary Note Regarding Forward-Looking Statements
        In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "design," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements including, but not limited to, those discussed in "Special Note Regarding Forward-Looking Statements" and "Risk Factors" as filed in our Annual Report on Form 10-K for our fiscal year ended December 30, 2014.
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
Measuring our comparable restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	consumer recognition of our brand and our ability to respond to changing consumer preferences;

•	overall economic trends, particularly those related to consumer spending;

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;

•	pricing;

•	per-person spend and average check amount;

•	marketing and promotional efforts;

•	weather;

•	local competition;

•	trade area dynamics;

•	introduction of new and seasonal menu items and limited time offerings; and

•	opening new restaurants in the vicinity of existing locations.
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
EBITDA and Adjusted EBITDA
We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define adjusted EBITDA as net income before interest expense, provision for income taxes, restaurant impairments, asset disposals and closure costs, depreciation and amortization and stock-based compensation.
EBITDA and adjusted EBITDA provide clear pictures of our operating results by eliminating certain expenses that do not reflect our underlying business performance. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period, to analyze the factors and trends affecting our business and as a measure of liquidity.
The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended
	March 31, 2015	April 1, 2014
	(in thousands, unaudited)
Net (loss) income	$(2,752)	$1,424
Depreciation and amortization	6,919	5,610
Interest Expense	229	20
(Benefit) provision for income taxes	(1,795)	1,012
EBITDA	$2,601	$8,066
Restaurant impairment, asset disposals and closure costs (1)	6,086	214
Stock-based compensation expense	161	140
Adjusted EBITDA	$8,848	$8,420
_____________________

(1)	The first quarter of 2015 includes the impairment of eight restaurants. See Note 7-Restaurant Impairments, Asset Disposals and Closure Costs.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened, closed or relocated during the periods indicated.

	Fiscal Quarter Ended
	March 31, 2015	April 1, 2014
Company-Owned Restaurant Activity
Beginning of period	386	318
Openings	13	13
Restaurants at end of period	399	331
Franchise Restaurant Activity
Beginning of period	53	62
Openings	3	1
Restaurants at end of period	56	63
Total restaurants	455	394

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended
	March 31, 2015	April 1, 2014
Revenue:
Restaurant revenue	99.1%	98.8%
Franchising royalties and fees	0.9	1.2
Total revenue	100.0	100.0
Costs and Expenses:
Restaurant Operating Costs (exclusive of depreciation and amortization shown separately below): (1)
Cost of sales	26.5	27.0
Labor	31.5	30.8
Occupancy	11.7	11.2
Other restaurant operating costs	14.0	13.8
General and administrative	8.0	7.8
Depreciation and amortization	6.5	6.3
Pre-opening	0.8	1.2
Restaurant impairments, asset disposals and closure costs	5.8	0.2
Total costs and expenses	104.1	97.3
(Loss) income from operations	(4.1)	2.7
Interest expense	0.2	—
(Loss) income before income taxes	(4.3)	2.7
(Benefit) provision for income taxes	(1.7)	1.1
Net (loss) income	(2.6)%	1.6%
______________________________

(1)	As a percentage of restaurant revenue.

First Quarter Ended March 31, 2015 compared to First Quarter Ended April 1, 2014
The table below presents our unaudited operating results for the first quarters of 2015 and 2014, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	March 31, 2015	April 1, 2014	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$104,782	$88,448	$16,334	18.5%
Franchising royalties and fees	979	1,071	(92)	(8.6)
Total revenue	105,761	89,519	16,242	18.1
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	27,812	23,848	3,964	16.6
Labor	33,029	27,198	5,831	21.4
Occupancy	12,218	9,865	2,353	23.9
Other restaurant operating costs	14,717	12,206	2,511	20.6
General and administrative	8,418	7,009	1,409	20.1
Depreciation and amortization	6,919	5,610	1,309	23.3
Pre-opening	880	1,113	(233)	—
Restaurant impairments, asset disposals and closure costs	6,086	214	5,872	*
Total costs and expenses	110,079	87,063	23,016	26.4
(Loss) income from operations	(4,318)	2,456	(6,774)	*
Interest expense	229	20	209	*
(Loss) income before income taxes	(4,547)	2,436	(6,983)	*
(Benefit) provision for income taxes	(1,795)	1,012	(2,807)	*
Net (loss) income	$(2,752)	$1,424	$(4,176)	*
Company owned:
Average unit volumes	$1,136	$1,163	$(27)	(2.3)%
Comparable restaurant sales	0.8%	(1.4)%
______________________________
*     Not meaningful.

Revenue
Restaurant revenue increased by $16.3 million in the first quarter of 2015 compared to the same period of 2014. An increase in operating weeks resulted in $15.6 million of this increase, with the balance arising from an increase in comparable restaurant sales of $0.7 million, or 0.8%, in the first quarter of 2015 compared to the same period in 2014. AUVs decreased $27,000 due to a higher mix of immature restaurants offset by modest comparable restaurant sales growth.
Franchise royalties and fees decreased by $92,000 in the first quarter of 2015 compared to the same period of 2014 due to the sale of 19 franchise restaurants to the Company in the third and fourth quarters of 2014, offset by three new franchise restaurant openings, an increase in comparable restaurant sales and in operating weeks of franchise restaurants.
Comparable restaurant sales increased by 0.8% at company-owned restaurants, 1.4% at franchise owned restaurants and 0.9% system-wide in the first quarter of 2015.

Cost of Sales
Cost of sales increased by $4.0 million in the first quarter of 2015 compared to the same period of 2014, due primarily to the increase in restaurant revenue in the first quarter of 2015. As a percentage of restaurant revenue, cost of sales decreased to 26.5% in the first quarter of 2015 from 27.0% in first quarter of 2014. The decrease was the result of a price increase taken in the fourth quarter of 2014 offset by modest commodity inflation.
Labor Costs
Labor costs increased by $5.8 million in the first quarter of 2015 compared to the same period of 2014, due primarily to the increase in restaurant revenue in the first quarter of 2015. As a percentage of restaurant revenue, labor costs increased to 31.5% in the first quarter of 2015 from 30.8% in the first quarter of 2014. The increase as a percentage of restaurant revenue was the result of deleverage on lower average unit volumes due to a higher mix of immature restaurants.
Occupancy Costs
Occupancy costs increased by $2.4 million in the first quarter of 2015 compared to the first quarter of 2014, due primarily to 68 net restaurant openings, which includes the acquisition of 19 franchise restaurants. As a percentage of revenue, occupancy costs increased to 11.7% in the first quarter of 2015, compared to 11.2% in the first quarter of 2014. The increase was due to additional restaurants included in the non-comparable restaurant base year over year, which, on average, have higher occupancy costs as a percentage of revenue.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $2.5 million in the first quarter of 2015 compared to the first quarter of 2014, due primarily to increased restaurant revenue in the first quarter of 2015. As a percentage of restaurant revenue, other restaurant operating costs increased to 14.0% in the first quarter of 2015 from 13.8% in the first quarter of 2014. The increase as a percentage of restaurant revenue was due primarily to increased restaurant marketing expense.
General and Administrative Expense
General and administrative expense increased by $1.4 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to support for additional restaurants and marketing initiatives. As a percentage of revenue, general and administrative expense increased to 8.0% in the first quarter of 2015 from 7.8% in the first quarter of 2014.
Depreciation and Amortization
Depreciation and amortization increased by $1.3 million in the first quarter of 2015 compared to the first quarter of 2014, due primarily to the increase in the number of restaurants. As a percentage of revenue, depreciation and amortization increased to 6.5% in the first quarter of 2015, compared to 6.3% in the first quarter of 2014, due primarily to depreciation on restaurants not in the comparable base that, on average, have a higher cost basis of assets.
Pre-Opening Costs
Pre-opening costs decreased by $0.2 million in the first quarter of 2015 compared to the first quarter of 2014. As a percentage of revenue, pre-opening costs decreased to 0.8% in the first quarter of 2015 compared to 1.2% in the first quarter of 2014. This decrease was due primarily to decreased rent as well as construction timing in the first quarter of 2015 compared to the first quarter of 2014.
Restaurant Impairments, Asset Disposals and Closure Costs
Restaurant impairments, asset disposals and closure costs increased by $5.9 million in the first quarter of 2015 compared to the first quarter of 2014, due primarily to the impairment of eight restaurants as a result of our current assessment of expected future cash flows. The performance at these eight restaurants, compounded by the higher than average construction costs of some of these restaurants, resulted in us recording an impairment of the fixed assets.
Each quarter we evaluate possible impairment of fixed assets at the restaurant level and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. There can be no assurance that such evaluations will not result in additional impairment costs in future periods.
Provision for Income Taxes
Provision for income taxes decreased by $2.8 million in the first quarter of 2015 compared to same period of 2014 due to a decrease in pre-tax net income of $7.0 million in the first quarter of 2015 compared to the first quarter of 2014. The effective tax rate decreased to 39.5% for the first quarter of 2015 compared to 41.5% in the first quarter of 2014 due to a change in the projected federal tax rate. The 2015 estimated annual effective tax rate is expected to be 39% to 40% compared to 38.4% for 2014.
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
Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	One Fiscal Quarter Ended
	March 31, 2015	April 1, 2014
Net cash provided by operating activities	$13,326	$10,257
Net cash used in investing activities	(9,783)	(11,510)
Net cash (used in) provided by financing activities	(3,811)	953
Net decrease in cash and cash equivalents	$(268)	$(300)
Operating Activities
Net cash provided by operating activities of $13.3 million for the first quarter ended March 31, 2015 resulted primarily from net loss, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, asset disposals and closure costs, stock-based compensation expense and the amortization of debt issuance costs. The $3.1 million increase compared to the prior year comparable period was primarily driven by the increased adjusted EBITDA as well as changes in certain working capital accounts, including a decrease in accrued incentive compensation payments.
Investing Activities
Net cash flows used in investing activities decreased to $9.8 million in the first quarter ended March 31, 2015 from $11.5 million in the first quarter of 2014. The decrease over the prior year is primarily due to the timing of new restaurant construction.
Financing Activities
Net cash used in financing activities was $3.8 million in the first quarter of 2015, as compared to cash provided by financing activities of $1.0 million in the first quarter of 2014. The increase in net cash used in financing activities over 2014 is due to an increase in operating cash flow and fewer restaurants under construction during the first quarter of 2015 compared to the first quarter of 2014, which allowed for the reduction of our revolving line of credit.
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
We currently estimate capital expenditures for the remainder of 2015 to be in the range of approximately $45.2 to $50.2 million for a total of $55 to $60 million for the year, of which $45 to $50 million relates to our construction of new restaurants before any reductions for landlord reimbursements, and the remainder relates primarily to reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by a combination of cash from operations and borrowings under our revolving credit facility.
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

Credit Facility
We maintain a $45.0 million revolving line of credit under our credit facility. The revolving line of credit includes a swing line loan of $10.0 million used to fund working capital requirements. The credit facility matures in November 2018.
As of March 31, 2015, we had $22.5 million of outstanding indebtedness, $2.9 million of outstanding letters of credit and $19.6 million available for borrowing under our revolving line of credit. Borrowings under our credit facility bear interest, at our option, at either (i) LIBOR plus 1.00 to 1.75%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus zero to 0.75%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. The facility includes a commitment fee of 0.125 to 0.25%, based on the lease-adjusted leverage ratio, per year on any unused portion of the facility. We also maintain outstanding letters of credit to secure obligations under our workers’ compensation program and certain lease obligations.
Availability of borrowings under the revolving line of credit is conditioned on our compliance with specified covenants, including a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. We are subject to a number of other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments. As of March 31, 2015, we were in compliance with all of our debt covenants.
Our credit facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries' personal property assets.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of March 31, 2015.

Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 30, 2014. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 30, 2014.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The pronouncement is effective for annual and interim periods beginning after December 15, 2016, which will require the Company to adopt these provisions in the first quarter of fiscal 2017. Early adoption is not permitted. This pronouncement permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect this guidance will have on the Company's consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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
In April 2015, the FASB issued ASU No. 2015-03, "Interest-Imputation of Interest (subtopic 835-50): Simplifying the Presentation of Debt Issuance Costs." This update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. The update is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.
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
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of March 31, 2015, there was $22.5 million outstanding under our revolving line of credit and $19.6 million available for borrowing under the credit facility. A plus or minus 1.0% change in the effective interest rate applied on this loan would have resulted in a pre-tax interest expense fluctuation of $0.2 million of gross interest expense on an annualized basis.
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

Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

PART II

Item 1. Legal Matters
In the normal course of business, we are subject to other proceedings, lawsuits and claims, including those matters that we have previously disclosed and for which there is no material update. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2015. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 30, 2014.  There have been no material changes to our Risk Factors as previously reported.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Letter agreement dated March 9, 2015 between Noodles & Company and Dan Fogarty.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen Chief Financial Officer
Date	May 7, 2015