Form 10-Q/A
period 2015-03-31
NOODLES & Co
filed 2015-06-05
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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
____________________________________________________________

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2015
Class A Common Stock, $0.01 par value per share	28,472,204 shares
Class B Common Stock, $0.01 par value per share	1,522,098 shares

EXPLANATORY NOTE

Noodles & Company (the "Company") is filing this amendment (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the "Form 10-Q"), filed with the U.S. Securities and Exchange Commission on May 7, 2015, solely to correct an error on the cover page and in an exhibit. The cover page of the Form 10-Q incorrectly stated that the number of the Company’s Class A Common Stock outstanding as of May 4, 2015 was 29,994,302. This incorrect number included both the number of shares of Class A Common Stock outstanding and an additional 1,522,098 shares of Class B Common Stock. The cover page of this Form 10-Q/A correctly states that the number of shares of outstanding Class A Common Stock of the Company on May 4, 2015 was 28,472,204.

The incorrect number of shares outstanding at May 4, 2015 was also included in Exhibit 101 to the Form 10-Q containing the Company’s Extensible Business Reporting Language ("XBRL") materials for the quarter ended March 31, 2015. This Form 10-Q/A also amends Item 6, “Exhibits,” specifically by including Exhibit 101 containing the Company’s XBRL materials for the quarter ended March 31, 2015 with the corrected number of shares outstanding at May 4, 2015.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update the financial results or disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the
Form 10-Q or modify or update any related or other disclosures.

PART II

Item 6. Exhibit Index

Exhibit Number		Description of Exhibit
10.1	*	Letter agreement dated March 9, 2015 between Noodles & Company and Dan Fogarty.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015.
**	Exhibit 101 is being filed solely to correct the number of shares outstanding at May 4, 2015 as described in the Explanatory Note to this Form 10-Q/A.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen Chief Financial Officer
Date	June 4, 2015

5