Form 10-Q
period 2015-06-30
NOODLES & Co
filed 2015-08-07
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

(Mark One)
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2015
Class A Common Stock, $0.01 par value per share	26,847,602 shares
Class B Common Stock, $0.01 par value per share	1,522,098 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2015	December 30, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,001	$1,906
Accounts receivable	4,311	5,184
Inventories	9,909	9,415
Prepaid expenses and other assets	6,954	6,271
Total current assets	23,175	22,776
Property and equipment, net	208,780	205,573
Goodwill	6,400	6,400
Intangibles	1,971	1,927
Other assets, net	2,360	2,227
Total long-term assets	219,511	216,127
Total assets	$242,686	$238,903
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,364	$10,865
Accrued payroll and benefits	5,422	4,704
Accrued expenses and other current liabilities	10,346	8,560
Current deferred tax liabilities, net	1,702	1,702
Total current liabilities	28,834	25,831
Long-term debt	29,922	27,500
Deferred rent	38,809	35,498
Deferred tax liabilities, net	4,968	6,512
Other long-term liabilities	3,532	3,447
Total liabilities	106,065	98,788
Stockholders' equity:
Preferred stock—$0.01 par value, authorized 1,000,000 shares as of June 30, 2015 and December 30, 2014; no shares issued or outstanding	—	—
Common stock—$0.01 par value, authorized 180,000,000 shares as of June 30, 2015 and December 30, 2014; 30,005,350 issued and 29,598,110 outstanding as of June 30, 2015 and 29,820,340 issued and outstanding as of December 30, 2014.	300	298
Treasury stock, at cost, 474,826 and 67,586 shares as of June 30, 2015 and December 30, 2014, respectively	(9,131)	(2,848)
Additional paid-in capital	123,418	120,929
Accumulated other comprehensive loss	(12)	—
Retained earnings	22,046	21,736
Total stockholders' equity	136,621	140,115
Total liabilities and stockholders' equity	$242,686	$238,903
   See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Income
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Revenue:
Restaurant revenue	$113,834	$98,197	$218,616	$186,646
Franchising royalties and fees	1,399	1,262	2,378	2,333
Total revenue	115,233	99,459	220,994	188,979
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	29,863	26,326	57,674	50,174
Labor	35,149	29,328	68,178	56,526
Occupancy	12,480	10,245	24,698	20,110
Other restaurant operating costs	15,158	12,243	29,875	24,449
General and administrative	9,232	8,251	17,650	15,261
Depreciation and amortization	6,923	5,905	13,843	11,515
Pre-opening	1,162	1,027	2,042	2,140
Restaurant impairment, asset disposals and closure costs	250	193	6,336	408
Total costs and expenses	110,217	93,518	220,296	180,583
Income from operations	5,016	5,941	698	8,396
Interest expense	198	36	427	56
Income before income taxes	4,818	5,905	271	8,340
Provision (benefit) for income taxes	1,756	2,378	(39)	3,389
Net income	$3,062	$3,527	$310	$4,951
Earnings per share of Class A and Class B common stock, combined:
Basic	$0.10	$0.12	$0.01	$0.17
Diluted	$0.10	$0.11	$0.01	$0.16
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	29,950,122	29,703,884	29,896,663	29,655,102
Diluted	30,720,102	31,063,774	30,792,278	31,061,722

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Net income	$3,062	$3,527	$310	$4,951
Other comprehensive loss:
Foreign currency translation adjustments	(1)	—	(12)	—
Other comprehensive loss	(1)	—	(12)	—
Comprehensive income	$3,061	$3,527	$298	$4,951

 See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Two Fiscal Quarters Ended
	June 30, 2015	July 1, 2014
Operating activities
Net income	$310	$4,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,843	11,515
Deferred income taxes	(1,544)	3,389
Restaurant impairments, asset disposals and closure costs	6,296	408
Amortization of debt issuance costs	49	51
Stock-based compensation	625	665
Changes in operating assets and liabilities:
Accounts receivable	242	69
Inventories	(473)	(1,039)
Prepaid expenses and other assets	(754)	(1,957)
Accounts payable	(329)	651
Deferred rent	3,322	2,797
Income taxes	1,130	(163)
Accrued expenses and other liabilities	(61)	(2,226)
Net cash provided by operating activities	22,656	19,111
Investing activities
Purchases of property and equipment	(21,861)	(24,459)
Acquisition of franchise restaurants	(628)	—
Net cash used in investing activities	(22,489)	(24,459)
Financing activities
Proceeds from issuance of long-term debt	182,326	128,971
Payments on long-term debt	(179,904)	(125,654)
Debt issuance costs	(111)	—
Proceeds from exercise of stock options, warrants and employee stock purchase plan	1,792	1,904
Acquisition of treasury stock	(4,136)	(71)
Other financing activities	(27)	(60)
Net cash (used in) provided by financing activities	(60)	5,090
Effect of exchange rate changes on cash	(12)	—
Net increase (decrease) in cash and cash equivalents	95	(258)
Cash and cash equivalents
Beginning of period	1,906	968
End of period	$2,001	$710

See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business Summary and Basis of Presentation
Business
Noodles & Company, (the "Company" or "Noodles & Company"), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and sandwiches. As of June 30, 2015, there were 411 company-owned restaurants and 61 franchise restaurants located in 35 states, the District of Columbia and one Canadian province. The Company operates its business as one operating and reportable segment.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for annual and interim periods beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal 2018. Early adoption is not permitted. This pronouncement permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect this guidance will have on the Company's consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect this standard to have an impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-50): Simplifying the Presentation of Debt Issuance Costs." This update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. The update is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

1. Business Summary and Basis of Presentation (continued)
In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other-Internal-use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. The update is effective for reporting periods beginning after December 15, 2015. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.
2. Supplemental Financial Information
Property and equipment, net, consist of the following (in thousands):

	June 30, 2015	December 30, 2014
Leasehold improvements	$217,493	$208,678
Furniture, fixtures and equipment	119,478	114,148
Construction in progress	11,654	12,074
	348,625	334,900
Accumulated depreciation and amortization	(139,845)	(129,327)
	$208,780	$205,573

3. Long-Term Debt
On June 4, 2015, the Company amended its existing credit facility to increase borrowing capacity on the revolving line of credit from $45.0 million to $75.0 million and to extend its term from November 2018 to June 2020. All other material terms and covenants remained the same. As of June 30, 2015, the Company had $29.9 million outstanding and $42.3 million available for borrowing under the credit facility. Outstanding letters of credit aggregating $2.8 million reduce the amount available to borrow. The credit facility bore interest at 3.50% during the first two quarters of 2015. The Company was in compliance with all of its debt covenants as of June 30, 2015.

4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate their fair values due to the short maturities of these instruments. The carrying amounts of borrowings approximate fair value as interest rates on the the line of credit borrowings vary with market interest rates and negotiated terms and conditions are consistent with current market rates. The fair value of our line of credit borrowings is measured using Level 2 inputs.

Adjustments to the fair value of non-financial assets measured at fair value on a non-recurring basis as of June 30, 2015 are discussed in Note 8-Restaurant Impairments, Asset Disposals and Closure Costs. There were no adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis as of July 1, 2014.

5. Income Taxes
The following table presents the Company's provision (benefit) for income taxes for the first two quarters ended June 30, 2015 and July 1, 2014 (dollars in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Provision (benefit) for income taxes	$1,756	$2,378	$(39)	$3,389
Effective tax rate	36.5%	40.3%	14.3%	40.6%

The effective tax rate for the second quarter of 2015 and the first two quarters of 2015 reflects a projected federal tax rate of 34%, compared to 35% for the second quarter of 2014 and the first two quarters of 2014, as well as a discrete benefit for additional employment tax credits in the second quarter of 2015. The 2015 estimated annual effective tax rate is expected to be between 39% and 40% compared to 38.4% for 2014 due to an increase in estimated non-deductible expenses.

6. Share Repurchases
On June 4, 2015, the Company announced a share repurchase program of up to $35.0 million of the Company's Class A common stock. Under this program, which expires June 4, 2016, the Company may, from time to time, purchase shares of the Company's Class A common stock in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended ) or in privately negotiated transactions. During the second quarter ended June 30, 2015, the Company repurchased 407,240 shares of its common stock for approximately $6.3 million in open market transactions. As of June 30, 2015, the remaining dollar value of authorization under the share repurchase program was $28.7 million. Repurchased shares are included as treasury stock in the Condensed Consolidated Balance Sheets.

7. Stock-Based Compensation
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
The following table presents information related to the Stock Incentive Plan (in thousands, except share and per share amounts):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Outstanding, beginning of period	3,225,078	3,157,914	3,245,264	3,309,872
Granted	351,305	231,552	527,321	231,552
Exercised	52,664	50,989	175,551	193,238
Forfeited	5,034	13,655	78,349	23,364
Outstanding, end of period	3,518,685	3,324,822	3,518,685	3,324,822
Weighted average fair market value on option grant date	$5.81	$10.93	$5.95	$10.93
Stock based compensation expense	$512	$536	$699	$694
Capitalized stock based compensation expense	$59	$29	$99	$12

8. Restaurant Impairments, Asset Disposals and Closure Costs
The following table presents restaurant impairments, asset disposals and closure costs for the first two quarters ended June 30, 2015 and July 1, 2014 (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Restaurant impairments (1)	$31	$—	$5,944	$5
Loss on disposal of assets	187	146	321	281
Closure costs and other (1)	32	47	71	122
	$250	$193	$6,336	$408
_____________________________

(1)	Restaurant impairments and closure costs can include expenditures related to restaurants previously impaired or closed.
During the first two quarters of 2015, the Company recognized restaurant impairment expense of $5.9 million, primarily related to management's current assessment of the expected future cash flows at eight restaurants, based on recent results. Impairment expense is a Level 3 fair value measure and was determined by comparing the carrying value of restaurant assets to the estimated fair market value, which is based on projected cash flows. Fair value is generally determined based on appraisals or sales prices of comparable assets and estimates of future cash flows. These expenses are included in the "Restaurant impairment, asset disposals and closure costs" line in the Consolidated Statements of Income.

9. Earnings Per Share
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
The following table sets forth the computations of basic and diluted earnings per share:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Net income (in thousands):	$3,062	$3,527	$310	$4,951
Shares:
Basic weighted average shares outstanding	29,950,122	29,703,884	29,896,663	29,655,102
Dilutive stock options and warrants	769,980	1,359,890	895,615	1,406,620
Diluted weighted average number of shares outstanding	30,720,102	31,063,774	30,792,278	31,061,722
Earnings per share:
Basic EPS	$0.10	$0.12	$0.01	$0.17
Diluted EPS	$0.10	$0.11	$0.01	$0.16
In the second quarters of 2015 and 2014, there were 1,214,159 and 243,552 outstanding options, respectively, excluded from the diluted earnings per share calculation because they were anti-dilutive. In the first two quarters of 2015 and 2014, there were 809,711 and 243,552 outstanding options, respectively, excluded from the diluted earnings per share calculation because they were anti-dilutive.
10. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the consolidated statements of cash flows for the first two quarters ended June 30, 2015 and July 1, 2014 (in thousands):

	June 30, 2015	July 1, 2014
Interest paid (net of amounts capitalized)	$571	$—
Income taxes paid	376	163
Changes in purchases of property and equipment accrued in accounts payable, net	827	(204)

11. Commitments and Contingencies
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims, including those matters that the Company has previously disclosed and for which there is no material update. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2015. These matters could affect the operating results of any one financial reporting period when resolved in future periods. Management believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to the Company's consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

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
Key Measures We Use to Evaluate Our Performance
To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include revenue, average unit volumes, comparable restaurant sales, restaurant contribution, EBITDA and adjusted EBITDA.
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
Seasonal factors cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters, due to reduced winter and holiday traffic, and is higher in the second and third quarters. These seasonal factors could cause our quarterly and annual operating results and comparable restaurant sales to fluctuate significantly.
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
Comparable Restaurant Sales
Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. This measure highlights performance of existing restaurants, as it excludes the impact of new restaurant openings. Comparable restaurant sales growth is generated by increases in traffic, which we calculate as the number of entrees sold and changes in per-person spend, calculated as sales divided by traffic. Per-person spend can be influenced by changes in menu prices and the mix and number of items sold per person.
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
The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
	(in thousands, unaudited)
Net income	$3,062	$3,527	$310	$4,951
Depreciation and amortization	6,923	5,905	13,843	11,515
Interest Expense	198	36	427	56
Provision (benefit) for income taxes	1,756	2,378	(39)	3,389
EBITDA	$11,939	$11,846	$14,541	$19,911
Restaurant impairment, asset disposals and closure costs (1)	250	193	6,336	408
Stock-based compensation expense	464	525	625	665
Adjusted EBITDA	$12,653	$12,564	$21,502	$20,984
_____________________

(1)	The first two quarters of 2015 includes the impairment of eight restaurants. See Note 8-Restaurant Impairments, Asset Disposals and Closure Costs.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened, closed or relocated during the periods indicated.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Company-Owned Restaurant Activity
Beginning of period	399	331	386	318
Openings	11	12	24	25
Acquisitions (1)	1	—	1	—
Restaurants at end of period	411	343	411	343
Franchise Restaurant Activity
Beginning of period	56	63	53	62
Openings	6	4	9	5
Divestitures (1)	(1)	—	(1)	—
Restaurants at end of period	61	67	61	67
Total restaurants	472	410	472	410
_____________________________

(1)	Represents franchise restaurants acquired by the Company.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Revenue:
Restaurant revenue	98.8%	98.7%	98.9%	98.8%
Franchising royalties and fees	1.2	1.3	1.1	1.2
Total revenue	100.0	100.0	100.0	100.0
Costs and Expenses:
Restaurant Operating Costs (exclusive of depreciation and amortization shown separately below): (1)
Cost of sales	26.2	26.8	26.4	26.9
Labor	30.9	29.9	31.2	30.3
Occupancy	11.0	10.4	11.3	10.8
Other restaurant operating costs	13.3	12.5	13.7	13.1
General and administrative	8.0	8.3	8.0	8.1
Depreciation and amortization	6.0	5.9	6.3	6.1
Pre-opening	1.0	1.0	0.9	1.1
Restaurant impairment, asset disposals and closure costs	0.2	0.2	2.9	0.2
Total costs and expenses	95.6	94.0	99.7	95.6
Income from operations	4.4	6.0	0.3	4.4
Interest expense	0.2	—	0.2	—
Income before income taxes	4.2	5.9	0.1	4.4
Provision (benefit) for income taxes	1.5	2.4	—	1.8
Net income	2.7%	3.5%	0.1%	2.6%
______________________________

(1)	As a percentage of restaurant revenue.

Second Quarter Ended June 30, 2015 compared to Second Quarter Ended July 1, 2014
The table below presents our unaudited operating results for the second quarters of 2015 and 2014, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	June 30, 2015	July 1, 2014	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$113,834	$98,197	$15,637	15.9%
Franchising royalties and fees	1,399	1,262	137	10.9
Total revenue	115,233	99,459	15,774	15.9
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	29,863	26,326	3,537	13.4
Labor	35,149	29,328	5,821	19.8
Occupancy	12,480	10,245	2,235	21.8
Other restaurant operating costs	15,158	12,243	2,915	23.8
General and administrative	9,232	8,251	981	11.9
Depreciation and amortization	6,923	5,905	1,018	17.2
Pre-opening	1,162	1,027	135	13.1
Restaurant impairment, asset disposals and closure costs	250	193	57	29.5
Total costs and expenses	110,217	93,518	16,699	17.9
Income from operations	5,016	5,941	(925)	(15.6)
Interest expense	198	36	162	*
Income before income taxes	4,818	5,905	(1,087)	(18.4)
Provision for income taxes	1,756	2,378	(622)	(26.2)
Net income	$3,062	$3,527	$(465)	(13.2)
Company owned:
Average unit volumes	$1,123	$1,156	$(33)	(2.9)%
Comparable restaurant sales	0.1%	(0.6)%
______________________________
*     Not meaningful.

Revenue
Restaurant revenue increased by $15.6 million in the second quarter of 2015 compared to the same period of 2014. This increase is the result of an increase in operating weeks, with comparable restaurant sales remaining relatively flat in the second quarter of 2015 compared to the same period in 2014. AUVs decreased $33,000 due to a higher mix of immature restaurants. Franchise royalties and fees increased by $137,000 in the second quarter of 2015 compared to the same period of 2014.
Comparable restaurant sales increased by 0.1% at company-owned restaurants, decreased by 0.5% at franchise-owned restaurants and were flat system-wide in the second quarter of 2015.
Cost of Sales
Cost of sales increased by $3.5 million in the second quarter of 2015 compared to the same period of 2014, due primarily to the increase in restaurant revenue in the second quarter of 2015. As a percentage of restaurant revenue, cost of sales decreased to 26.2% in the second quarter of 2015 from 26.8% in second quarter of 2014. The decrease was primarily the result of a price increase taken in the fourth quarter of 2014.

Labor Costs
Labor costs increased by $5.8 million in the second quarter of 2015 compared to the same period of 2014, due primarily to the increase in restaurant revenue in the second quarter of 2015. As a percentage of restaurant revenue, labor costs increased to 30.9% in the second quarter of 2015 from 29.9% in the second quarter of 2014. The increase as a percentage of restaurant revenue was primarily the result of deleverage on lower average unit volumes.
Occupancy Costs
Occupancy costs increased by $2.2 million in the second quarter of 2015 compared to the second quarter of 2014, due primarily to 68 net restaurant openings and acquisitions, which includes the acquisition of 20 franchise restaurants in the second quarter of 2015 and third and fourth quarter of 2014. As a percentage of revenue, occupancy costs increased to 11.0% in the second quarter of 2015, compared to 10.4% in the second quarter of 2014. The increase was due to additional restaurants included in the non-comparable restaurant base year over year, which, on average, have higher occupancy costs as a percentage of revenue.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $2.9 million in the second quarter of 2015 compared to the second quarter of 2014, due primarily to increased restaurant revenue in the second quarter of 2015. As a percentage of restaurant revenue, other restaurant operating costs increased to 13.3% in the second quarter of 2015 from 12.5% in the second quarter of 2014. The increase as a percentage of restaurant revenue was due primarily to increased restaurant marketing expense and additional maintenance costs.
General and Administrative Expense
General and administrative expense increased by $1.0 million in the second quarter of 2015 compared to the second quarter of 2014, primarily due to support for additional restaurants and marketing initiatives. As a percentage of revenue, general and administrative expense decreased to 8.0% in the second quarter of 2015 from 8.3% in the second quarter of 2014.
Depreciation and Amortization
Depreciation and amortization increased by $1.0 million in the second quarter of 2015 compared to the second quarter of 2014, due primarily to the increase in the number of restaurants. As a percentage of revenue, depreciation and amortization increased to 6.0% in the second quarter of 2015, compared to 5.9% in the second quarter of 2014.
Pre-Opening Costs
Pre-opening costs increased by $0.1 million in the second quarter of 2015 compared to the second quarter of 2014. This increase was primarily due to the additional costs of opening our first restaurant in Canada in the second quarter of 2015. As a percentage of revenue, pre-opening costs remained flat from the second quarter of 2014 to the second quarter of 2015.
Interest Expense
Interest expense increased by $0.2 million in the second quarter of 2015 compared to the second quarter of 2014. The increase was the result of higher average borrowings and an increase in the interest rate on our credit facility in the second quarter of 2015 compared to the second quarter of 2014.
Provision for Income Taxes
Provision for income taxes decreased by $0.6 million in the second quarter of 2015 compared to same period of 2014 due to a decrease in pre-tax net income of $1.1 million in the second quarter of 2015 compared to the second quarter of 2014. The effective tax rate for the second quarter of 2015 includes the change to a 34% federal income tax rate compared to 35% in 2014 and a discrete item for employment tax credits second quarter of 2015. The 2015 estimated annual effective tax rate is expected to be between 39% and 40% compared to 38.4% for 2014.

Two Quarters Ended June 30, 2015 compared to Two Quarters Ended July 1, 2014
The table below presents our unaudited operating results for the first two quarters of 2015 and 2014, and the related quarter-over-quarter changes.

	Two Fiscal Quarters Ended		Increase / (Decrease)
	June 30, 2015	July 1, 2014	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$218,616	$186,646	$31,970	17.1%
Franchising royalties and fees	2,378	2,333	45	1.9
Total revenue	220,994	188,979	32,015	16.9
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	57,674	50,174	7,500	14.9
Labor	68,178	56,526	11,652	20.6
Occupancy	24,698	20,110	4,588	22.8
Other restaurant operating costs	29,875	24,449	5,426	22.2
General and administrative	17,650	15,261	2,389	15.7
Depreciation and amortization	13,843	11,515	2,328	20.2
Pre-opening	2,042	2,140	(98)	(4.6)
Restaurant impairment, asset disposals and closure costs	6,336	408	5,928	*
Total costs and expenses	220,296	180,583	39,713	22.0
Income from operations	698	8,396	(7,698)	*
Interest expense	427	56	371	*
Income before income taxes	271	8,340	(8,069)	*
Provision for income taxes	(39)	3,389	(3,428)	*
Net income	$310	$4,951	$(4,641)	*
Company owned:
Average unit volumes	$1,123	$1,156	$(33)	(2.9)%
Comparable restaurant sales	0.4%	(1.0)%
______________________________
*     Not meaningful.

Revenue
Restaurant revenue increased by $32.0 million in the first two quarters of 2015 compared to the same period of 2014. $31.2 million of this increase is a result of an increase in operating weeks and $0.8 million is the result of an increase in comparable restaurant sales, or 0.4%, in the first two quarters of 2015 compared to the same period in 2014. Franchise royalties and fees increased by $45,000 in the first two quarters of 2015 compared to the same period of 2014.
Cost of Sales
Cost of sales increased by $7.5 million in the first two quarters of 2015 compared to the same period of 2014, due primarily to the increase in restaurant revenue in the first two quarters of 2015. As a percentage of restaurant revenue, cost of sales decreased to 26.4% in the first two quarters of 2015 from 26.9% in the first two quarters of 2014. The decrease was primarily the result of a price increase taken in the fourth quarter of 2014.
Labor Costs
Labor costs increased by $11.7 million in the first two quarters of 2015 compared to the same period of 2014, due primarily to the increase in restaurant revenue in the first two quarters of 2015. As a percentage of restaurant revenue, labor costs increased to 31.2% in the first two quarters of 2015 from 30.3% in the first two quarters of 2014 as a result of deleverage on lower average unit volumes due to a higher mix of immature restaurants.
Occupancy Costs
Occupancy costs increased by $4.6 million in the first two quarters of 2015 compared to the first two quarters of 2014, due primarily to 68 net restaurant openings, as well as the acquisition of 19 franchise restaurants. As a percentage of revenue, occupancy costs increased to 11.3% in first two quarters of 2015, compared to 10.8% in the first two quarters of 2014. The increase was due primarily to an increased percentage of new restaurants, which on average have higher occupancy costs as a percentage of revenue.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $5.4 million in the first two quarters of 2015 compared to the first two quarters of 2014, due primarily to increased restaurant revenue in the first two quarters of 2015. As a percentage of restaurant revenue, other restaurant operating costs increased to 13.7% in the first two quarters of 2015, compared to 13.1% in the first two quarters of 2014. The increase as a percentage of restaurant revenue was due to increased marketing initiatives and maintenance expense.
General and Administrative Expense
General and administrative expense increased by $2.4 million in the first two quarters of 2015 compared to the first two quarters of 2014, primarily due to support for additional restaurants and marketing initiatives. As a percentage of revenue, general and administrative expense decreased to 8.0% in the first two quarters of 2015 compared to 8.1% in first two quarters of 2014.
Depreciation and Amortization
Depreciation and amortization increased by $2.3 million in the first two quarters of 2015 compared to the first two quarters of 2014, due primarily to the increase in the number of restaurants. As a percentage of revenue, depreciation and amortization increased to 6.3% in the first two quarters of 2015, compared to 6.1% in the first two quarters of 2014, due to additional restaurants not in the comparable base that, on average, have a higher cost basis of assets.
Pre-Opening Costs
Pre-opening costs decreased by $0.1 million in the first two quarters of 2015 compared to the first two quarters of 2014. As a percentage of revenue, pre-opening costs decreased to 0.9% in the first two quarters of 2015 compared to 1.1% in the first two quarters of 2014. The decrease in expense was due to one less restaurant in the development stage in the first two quarters of 2015 compared to the first two quarters of 2014 as well as a decrease in overall costs related to restaurants opened in remote markets.
Restaurant Impairment, Asset Disposals and Closure Costs
Restaurant impairments, asset disposals and closure costs increased by $5.9 million in the first two quarters of 2015 compared to the first two quarters of 2014, due primarily to the impairment of eight restaurants in the first quarter of 2015 as a result of our current assessment of expected future cash flows. The performance at these eight restaurants, compounded by the higher than average construction costs of some of these restaurants, resulted in the recording of an impairment of the fixed assets.
Each quarter we evaluate possible impairment of fixed assets at the restaurant level and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. There can be no assurance that such evaluations will not result in additional impairment costs in future periods.

Interest Expense
Interest expense increased by $0.4 million in the first two quarters of 2015 compared to the same period of 2014. The increase was the result of higher average borrowings and an increase in the interest rate on our credit facility in the first two quarters of 2015 compared to the first two quarters of 2014.
Provision for Income Taxes
Provision for income taxes decreased by $3.4 million in the first two quarters of 2015 compared to the same period of 2014 due to a decrease in pre-tax net income of $8.1 million, as well as a decrease in the effective tax rate in the first two quarters of 2015 compared to the first two quarters of 2014. The effective tax rate for the first two quarters of 2015 includes the change to a 34% federal income tax rate compared to 35% in 2014 and discrete employment tax credits in 2015. The 2015 estimated annual effective tax rate is expected to be between 39% and 40% compared to 38.4% for 2014.

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
Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Two Fiscal Quarters Ended
	June 30, 2015	July 1, 2014
Net cash provided by operating activities	$22,656	$19,111
Net cash used in investing activities	(22,489)	(24,459)
Net cash (used in) provided by financing activities	(60)	5,090
Effect of exchange rate changes on cash	(12)	—
Net increase (decrease) in cash and cash equivalents	$95	$(258)
Operating Activities
Net cash provided by operating activities of $22.7 million for the first two quarters ended June 30, 2015 resulted primarily from net income, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, asset disposals and closure costs, stock-based compensation expense and the amortization of debt issuance costs. The $3.5 million increase compared to the prior year comparable period was primarily driven by the increased adjusted EBITDA as well as changes in certain working capital accounts, including a decrease in accrued incentive compensation payments.
Investing Activities
Net cash flows used in investing activities decreased to $22.5 million in the first two quarters ended June 30, 2015 from $24.5 million in the first two quarters of 2014. The decrease over the prior year is primarily due to the timing of new restaurant construction.
Financing Activities
Net cash used in financing activities was $0.1 million in the first two quarters of 2015, as compared to cash provided by financing activities of $5.1 million in the first two quarters of 2014. The increase in net cash used in financing activities over 2014 is primarily due to the acquisition of treasury stock from the share repurchase program that began in the second quarter of 2015. The increase in both proceeds from issuance of long-term debt and payments on long-term debt are related to changes in the corporate treasury structure in the third quarter of 2014.
Share Repurchase Program
On June 4, 2015, the Company announced a share repurchase program of up to $35.0 million of the Company's Class A common stock. Under this program, which expires June 4, 2016, the Company may, from time to time, purchase shares of the Company's Class A common stock in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended ("the Exchange Act")) or in privately negotiated transactions. During the second quarter ended June 30, 2015, the Company repurchased 407,240 shares of its common stock for approximately $6.3 million in open market transactions. As of June 30, 2015, the remaining dollar value of authorization under the share repurchase program was $28.7 million. Repurchased shares are included as treasury stock in the Condensed Consolidated Balance Sheets.
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

We currently estimate capital expenditures for the remainder of 2015 to be in the range of approximately $32.6 to $37.6 million for a total of $55.0 to $60.0 million for the year, of which $45.0 to $50.0 million relates to our construction of new restaurants before any reductions for landlord reimbursements, and the remainder relates primarily to reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by a combination of cash from operations and borrowings under our revolving credit facility.
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
Credit Facility
On June 4, 2015, we amended our credit facility to increase our borrowing capacity on the revolving line of credit from $45.0 million to $75.0 million and extended its term from November 2018 to June 2020. All other material terms and covenants remained the same. The revolving line of credit still includes a swing line loan of $10.0 million used to fund working capital requirements. The additional borrowing capacity will be used for the share repurchase program.
As of June 30, 2015, we had $29.9 million of outstanding indebtedness, $2.8 million of outstanding letters of credit and $42.3 million available for borrowing under our revolving line of credit. Borrowings under our credit facility bear interest, at our option, at either (i) LIBOR plus 1.00 to 1.75%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus zero to 0.75%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. The facility includes a commitment fee of 0.125 to 0.25%, based on the lease-adjusted leverage ratio, per year on any unused portion of the facility. We also maintain outstanding letters of credit to secure obligations under our workers’ compensation program and certain lease obligations.
Availability of borrowings under the revolving line of credit is conditioned on our compliance with specified covenants, including a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. We are subject to a number of other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments. As of June 30, 2015, we were in compliance with all of our debt covenants.
Our credit facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries' personal property assets.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of June 30, 2015.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for annual and interim periods beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal 2018. Early adoption is not permitted. This pronouncement permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect this guidance will have on the Company's consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect this standard to have an impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-50): Simplifying the Presentation of Debt Issuance Costs." This update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. The update is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other-Internal-use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. The update is effective for reporting periods beginning after December 15, 2015. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.
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
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of June 30, 2015, there was $29.9 million outstanding under our revolving line of credit and $42.3 million available for borrowing under the credit facility. A plus or minus 1.0% change in the effective interest rate applied on this loan would have resulted in a pre-tax interest expense fluctuation of $0.3 million of gross interest expense on an annualized basis.
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

Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

PART II

Item 1. Legal Matters
In the normal course of business, we are subject to other proceedings, lawsuits and claims, including those matters that we have previously disclosed and for which there is no material update. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2015. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 30, 2014.  There have been no material changes to our Risk Factors as previously reported.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information regarding purchases of our Class A common stock made by or on behalf of Noodles & Company during the second quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
April 1, 2015 - April 28, 2015	—	$—	—	$—
April 29, 2015 - May 26, 2015	—	$—	—	$—
May 27, 2015 - June 30, 2015	407,240	$15.43	407,240	$28,716,636
Total	407,240		407,240

_____________________

(1)	Average price paid per share excludes commissions.

(2)
On June 4, 2015, the Company announced a share repurchase program of up to $35.0 million of the Company's Class A common stock. Under this program, which expires June 4, 2016, the Company may, from time to time, purchase shares of the Company's Class A common stock in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1
Amendment No. 1 to the Amended and Restated Credit Agreement, date as of June 4, 2015, among Noodles & Company, the other Loan Party thereto, the lenders thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and SwingLine Lender (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2015 (File No. 001-35987)).

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

NOODLES & COMPANY
By:	/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen Chief Financial Officer
Date	August 7, 2015