Form 10-Q
period 2015-09-29
NOODLES & Co
filed 2015-11-06
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

(Mark One)
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2015
or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2015
Class A Common Stock, $0.01 par value per share	26,185,819 shares
Class B Common Stock, $0.01 par value per share	1,522,098 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 29, 2015	December 30, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,016	$1,906
Accounts receivable	3,867	5,184
Inventories	10,381	9,415
Prepaid expenses and other assets	7,834	6,271
Total current assets	24,098	22,776
Property and equipment, net	198,098	205,573
Deferred tax assets, net	1,314	—
Goodwill	6,400	6,400
Intangibles	1,956	1,927
Other assets, net	2,314	2,227
Total long-term assets	210,082	216,127
Total assets	$234,180	$238,903
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,263	$10,865
Accrued payroll and benefits	9,107	4,704
Accrued expenses and other current liabilities	10,178	8,560
Current deferred tax liabilities, net	1,702	1,702
Total current liabilities	32,250	25,831
Long-term debt	60,404	27,500
Deferred rent	40,514	35,498
Deferred tax liabilities, net	—	6,512
Other long-term liabilities	3,512	3,447
Total liabilities	136,680	98,788
Stockholders' equity:
Preferred stock—$0.01 par value, authorized 1,000,000 shares as of June 30, 2015 and December 30, 2014; no shares issued or outstanding	—	—
Common stock—$0.01 par value, authorized 180,000,000 shares as of September 29, 2015 and December 30, 2014; 30,131,788 issued and 27,707,917 outstanding as of September 29, 2015 and 29,820,340 issued and outstanding as of December 30, 2014	301	298
Treasury stock, at cost, 2,423,871 and 67,586 shares as of September 29, 2015 and December 30, 2014, respectively	(35,000)	(2,848)
Additional paid-in capital	120,065	120,929
Accumulated other comprehensive loss	(92)	—
Retained earnings	12,226	21,736
Total stockholders' equity	97,500	140,115
Total liabilities and stockholders' equity	$234,180	$238,903
   See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Income
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Revenue:
Restaurant revenue	$116,151	$105,143	$334,767	$291,789
Franchising royalties and fees	1,177	1,073	3,555	3,406
Total revenue	117,328	106,216	338,322	295,195
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,941	28,359	88,616	78,533
Labor	37,687	31,884	105,865	88,410
Occupancy	12,911	11,004	37,609	31,114
Other restaurant operating costs	17,003	14,532	46,878	38,981
General and administrative	9,384	7,545	27,034	22,806
Depreciation and amortization	7,117	6,454	20,959	17,969
Pre-opening	1,108	1,142	3,150	3,282
Restaurant impairment, asset disposals and closure costs	16,479	251	22,815	658
Total costs and expenses	132,630	101,171	352,926	281,753
(Loss) income from operations	(15,302)	5,045	(14,604)	13,442
Interest expense	391	112	818	168
(Loss) income before income taxes	(15,693)	4,933	(15,422)	13,274
(Benefit) provision for income taxes	(5,872)	1,990	(5,911)	5,380
Net (loss) income	$(9,821)	$2,943	$(9,511)	$7,894
(Loss) earnings per share of Class A and Class B common stock, combined:
Basic	$(0.35)	$0.10	$(0.32)	$0.27
Diluted	$(0.35)	$0.10	$(0.32)	$0.25
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	28,253,859	29,757,820	29,349,061	29,689,342
Diluted	28,253,859	30,893,904	29,349,061	31,042,443

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Net (loss) income	$(9,821)	$2,943	$(9,511)	$7,894
Other comprehensive loss:
Foreign currency translation adjustments	(80)	—	(92)	—
Other comprehensive loss	(80)	—	(92)	—
Comprehensive (loss) income	$(9,901)	$2,943	$(9,603)	$7,894

 See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Fiscal Quarters Ended
	September 29, 2015	September 30, 2014
Operating activities
Net (loss) income	$(9,511)	$7,894
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,959	17,969
Deferred income taxes	(7,826)	5,380
Restaurant impairments, asset disposals and closure costs	22,740	658
Amortization of debt issuance costs	73	76
Stock-based compensation	1,036	1,028
Changes in operating assets and liabilities:
Accounts receivable	686	318
Inventories	(945)	(1,639)
Prepaid expenses and other assets	(1,585)	(2,040)
Accounts payable	512	3,169
Deferred rent	5,027	4,660
Income taxes	1,538	(505)
Accrued expenses and other liabilities	5,182	485
Net cash provided by operating activities	37,886	37,453
Investing activities
Purchases of property and equipment	(35,616)	(39,943)
Acquisition of franchise restaurants	(628)	(13,623)
Net cash used in investing activities	(36,244)	(53,566)
Financing activities
Proceeds from issuance of long-term debt	328,008	211,326
Payments on long-term debt	(295,104)	(196,138)
Debt issuance costs	(138)	—
Proceeds from exercise of stock options, warrants and employee stock purchase plan	(2,029)	2,336
Acquisition of treasury stock	(32,152)	(71)
Other financing activities	(25)	(60)
Net cash (used in) provided by financing activities	(1,440)	17,393
Effect of exchange rate changes on cash	(92)	—
Net increase in cash and cash equivalents	110	1,280
Cash and cash equivalents
Beginning of period	1,906	968
End of period	$2,016	$2,248

See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business Summary and Basis of Presentation
Business
Noodles & Company, (the "Company" or "Noodles & Company"), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and sandwiches. As of September 29, 2015, there were 424 company-owned restaurants and 64 franchise restaurants located in 35 states, the District of Columbia and one Canadian province. The Company operates its business as one operating and reportable segment.
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
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330)." The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2015-11 is not expected to have a significant impact on the Company's consolidated financial statements.
2. Supplemental Financial Information
Property and equipment, net, consist of the following (in thousands):

	September 29, 2015	December 30, 2014
Leasehold improvements	$210,927	$208,678
Furniture, fixtures and equipment	117,737	114,148
Construction in progress	9,649	12,074
	338,313	334,900
Accumulated depreciation and amortization	(140,215)	(129,327)
	$198,098	$205,573

3. Long-Term Debt
On June 4, 2015, the Company amended its existing credit facility to increase borrowing capacity on the revolving line of credit from $45.0 million to $75.0 million and to extend its term from November 2018 to June 2020. All other material terms and covenants remained the same. As of September 29, 2015, the Company had $60.4 million outstanding and $11.8 million available for borrowing under the credit facility after considering the outstanding letters of credit aggregating $2.8 million. The credit facility bore interest between 3.50% and 3.75% during the first three quarters of 2015. The Company was in compliance with all of its debt covenants as of September 29, 2015.

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

Adjustments to the fair value of non-financial assets measured at fair value on a non-recurring basis as of September 29, 2015 are discussed in Note 9-Restaurant Impairments, Asset Disposals and Closure Costs. There were no adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis as of September 30, 2014.

5. Income Taxes
The following table presents the Company's provision (benefit) for income taxes for the first three quarters ended September 29, 2015 and September 30, 2014 (dollars in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
(Benefit) provision for income taxes	$(5,872)	$1,990	$(5,911)	$5,380
Effective tax rate	37.4%	40.3%	38.3%	40.5%

5. Income Taxes (continued)
The effective tax rate for the third quarter of 2015 and the first three quarters of 2015 reflects a projected federal tax rate of 34%, compared to 35% for the third quarter of 2014 and the first three quarters of 2014. The 2015 estimated annual effective tax rate is expected to be between 38% and 39% compared to 38.4% for 2014.
6. Share Repurchases
On June 4, 2015, the Company announced a share repurchase program of up to $35.0 million of the Company's Class A common stock. Under this program, the Company purchased shares of the Company's Class A common stock in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended ) or in privately negotiated transactions. During the three quarters ended September 29, 2015, the Company repurchased 2,423,871 shares of its common stock for approximately $35.0 million in open market transactions, thereby completing the repurchase program. Repurchased shares are included as treasury stock in the Condensed Consolidated Balance Sheets.

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
The following table presents information related to the Stock Incentive Plan (in thousands, except share and per share amounts):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Outstanding, beginning of period	3,518,685	3,324,822	3,245,264	3,309,872
Granted	34,500	22,000	561,821	253,552
Exercised	(614,504)	(37,313)	(790,055)	(230,551)
Forfeited	(100,719)	(1,401)	(179,068)	(24,765)
Outstanding, end of period	2,837,962	3,308,108	2,837,962	3,308,108
Weighted average fair market value on option grant date	$4.81	$7.47	$5.88	$10.63
Stock based compensation expense	$455	$368	$1,155	$1,025
Capitalized stock based compensation expense	$56	$25	$156	$54

8. Restaurant Impairment, Asset Disposals and Closure Costs
The following table presents restaurant impairment, asset disposals and closure costs for the third quarters of 2015 and 2014 and first three quarters ended September 29, 2015 and September 30, 2014 (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Restaurant impairments (1)	$16,213	$12	$22,157	$16
Loss on disposal of assets	204	141	524	421
Closure costs and other (1)	62	98	134	221
	$16,479	$251	$22,815	$658
_____________________________

(1)	Restaurant impairment and closure costs can include expenditures related to restaurants previously impaired or closed.

8. Restaurant Impairment, Asset Disposals and Closure Costs (continued)
During the third quarter of 2015 and the first three quarters of 2015, the Company recognized restaurant impairment expense of $16.2 million and $22.2 million, respectively, primarily related to management's current assessment of the expected future cash flows of various restaurants based on recent results. During the first quarter of 2015 and the third quarter of 2015, eight and 25 restaurants, respectively, were identified as impaired. Ten of the 25 restaurants impaired in the third quarter of 2015 are expected to be closed by the end of 2015. See Note 13-Subsequent Events. Impairment expense is a Level 3 fair value measure and was determined by comparing the carrying value of restaurant assets to the estimated fair market value, which is based on projected cash flows. Fair value is generally determined based on appraisals or sales prices of comparable assets and estimates of future cash flows. These expenses are included in the "Restaurant impairment, asset disposals and closure costs" line in the Consolidated Statements of Income.
9. Earnings Per Share
Earnings per share ("EPS") is calculated by dividing (loss) income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted (loss) earnings per share ("diluted EPS") is calculated using (loss) income available to common stockholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include shares of common stock underlying stock options and warrants.
The following table sets forth the computations of basic and diluted (loss) earnings per share:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Net (loss) income (in thousands):	$(9,821)	$2,943	$(9,511)	$7,894
Shares:
Basic weighted average shares outstanding	28,253,859	29,757,820	29,349,061	29,689,342
Dilutive stock options and warrants	—	1,136,084	—	1,353,101
Diluted weighted average number of shares outstanding	28,253,859	30,893,904	29,349,061	31,042,443
(Loss) earnings per share:
Basic (loss) EPS	$(0.35)	$0.10	$(0.32)	$0.27
Diluted (loss) EPS	$(0.35)	$0.10	$(0.32)	$0.25
Potential common shares are excluded from the computation of diluted (loss) earnings per share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss. In the third quarters of 2015 and 2014, there were 2,837,962 and 267,196 outstanding options, respectively, excluded from the diluted (loss) earnings per share calculation because they were anti-dilutive. In the first three quarters of 2015 and 2014, there were 2,837,962 and 243,552 outstanding options, respectively, excluded from the diluted (loss) earnings per share calculation because they were anti-dilutive. Additionally, approximately 10,000 and 15,000 outstanding warrants were anti-dilutive and were excluded in the calculation of diluted (loss) earnings per share during the third quarter of 2015 and the first three quarters of 2015, respectively.
10. Acquisition of Franchised Restaurants
On July 2, 2014, the Company acquired 16 restaurants from one of its franchisees. The cash purchase price was $13.6 million and the Company incurred acquisition costs related to the transaction of approximately $60,000 reflected in General and Administrative expense for the three quarters ended September 30, 2014. The consolidated statements of income include the results of operations for the restaurants from the date of acquisition. The pro forma impact of the acquisition is not presented as the impact was not material to reported results.
The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed at the acquisition date at their estimated fair values with the remainder allocated to goodwill. During the fourth quarter of 2014, the Company finalized the purchase price accounting of the above acquisition and recorded certain immaterial purchase accounting adjustments, which are reflected in the purchase price allocation table as follows (in thousands):

10. Acquisition of Franchised Restaurants (continued)

Fair Value at July 2, 2014
Inventories	$292
Prepaid expenses and other assets	27
Property and equipment	5,649
Intangibles	1,421
Goodwill	6,400
Deferred Rent and Other Liabilities	(154)
Total purchase price	$13,635
The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a Level 3 measurement that is subject to change.
11. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the consolidated statements of cash flows for the first three quarters ended September 29, 2015 and September 30, 2014 (in thousands):

	September 29, 2015	September 30, 2014
Interest paid (net of amounts capitalized)	$445	$81
Income taxes paid	379	505
Changes in purchases of property and equipment accrued in accounts payable, net	(115)	(377)

12. Commitments and Contingencies
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims, including those matters that the Company has previously disclosed and for which there is no material update. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 29, 2015. These matters could affect the operating results of any one financial reporting period when resolved in future periods. Management believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to the Company's consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.
13. Subsequent Events
The Company announced on November 5, 2015 that it plans to close 16 restaurants by the end of 2015. The Company recorded an impairment charge in the third fiscal quarter of 2015 for the write-off of the value of the leasehold improvements and restaurant and other equipment for 10 of these restaurants. Five of these restaurants were impaired in the first quarter of 2015 and one restaurant was impaired in the fourth quarter of 2010. In connection with the closure of these restaurants, the Company estimates that it will record additional closure charges totaling approximately $5.0 million. This estimate represents the lease termination fees, as well as brokerage commissions and other direct costs associated with the closure including building de-identification and equipment removal, transportation, storage and severance payments.

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
The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
	(in thousands, unaudited)
Net (loss) income	$(9,821)	$2,943	$(9,511)	$7,894
Depreciation and amortization	7,117	6,454	20,959	17,969
Interest expense	391	112	818	168
(Benefit) provision for income taxes	(5,872)	1,990	(5,911)	5,380
EBITDA	$(8,185)	$11,499	$6,355	$31,411
Restaurant impairment, asset disposals and closure costs (1)	16,479	251	22,815	658
Stock-based compensation expense	411	357	1,036	1,028
Adjusted EBITDA	$8,705	$12,107	$30,206	$33,097
_____________________

(1)
The third quarter of 2015 includes the impairment of 25 restaurants and the first three quarters of 2015 include the impairment of 33 restaurants. See Note 8-Restaurant Impairment, Asset Disposals and Closure Costs.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened, closed or relocated during the periods indicated. On November 5th, 2015, the Company announced the closure of up to 16 restaurants beginning in the 4th quarter of 2015. The impact of these closures is not reflected in the table below.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Company-Owned Restaurant Activity
Beginning of period	411	343	386	318
Openings	13	11	37	36
Acquisitions (1)	—	16	1	16
Restaurants at end of period	424	370	424	370
Franchise Restaurant Activity
Beginning of period	61	67	53	62
Openings	3	4	12	9
Divestitures (1)	—	(16)	(1)	(16)
Restaurants at end of period	64	55	64	55
Total restaurants	488	425	488	425
_____________________________

(1)	Represents franchise restaurants acquired by the Company.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Revenue:
Restaurant revenue	99.0%	99.0%	98.9%	98.8%
Franchising royalties and fees	1.0	1.0	1.1	1.2
Total revenue	100.0	100.0	100.0	100.0
Costs and Expenses:
Restaurant Operating Costs (exclusive of depreciation and amortization shown separately below): (1)
Cost of sales	26.6	27.0	26.5	26.9
Labor	32.4	30.3	31.6	30.3
Occupancy	11.1	10.5	11.2	10.7
Other restaurant operating costs	14.6	13.8	14.0	13.4
General and administrative	8.0	7.1	8.0	7.7
Depreciation and amortization	6.1	6.1	6.2	6.1
Pre-opening	0.9	1.1	0.9	1.1
Restaurant impairment, asset disposals and closure costs	14.0	0.2	6.7	0.2
Total costs and expenses	113.1	95.2	104.3	95.4
(Loss) income from operations	(13.1)	4.8	(4.3)	4.6
Interest expense	0.3	0.1	0.2	0.1
(Loss) income before income taxes	(13.4)	4.7	(4.5)	4.5
(Benefit) provision for income taxes	(5.0)	1.9	(1.7)	1.8
Net (loss) income	(8.4)%	2.8%	(2.8)%	2.7%
______________________________

(1)	As a percentage of restaurant revenue.

Third Quarter Ended September 29, 2015 Compared to Third Quarter Ended September 30, 2014
The table below presents our unaudited operating results for the third quarters of 2015 and 2014, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	September 29, 2015	September 30, 2014	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$116,151	$105,143	$11,008	10.5%
Franchising royalties and fees	1,177	1,073	104	9.7
Total revenue	117,328	106,216	11,112	10.5
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,941	28,359	2,582	9.1
Labor	37,687	31,884	5,803	18.2
Occupancy	12,911	11,004	1,907	17.3
Other restaurant operating costs	17,003	14,532	2,471	17.0
General and administrative	9,384	7,545	1,839	24.4
Depreciation and amortization	7,117	6,454	663	10.3
Pre-opening	1,108	1,142	(34)	(3.0)
Restaurant impairment, asset disposals and closure costs	16,479	251	16,228	*
Total costs and expenses	132,630	101,171	31,459	31.1
(Loss) income from operations	(15,302)	5,045	(20,347)	*
Interest expense	391	112	279	*
(Loss) income before income taxes	(15,693)	4,933	(20,626)	*
(Benefit) provision for income taxes	(5,872)	1,990	(7,862)	*
Net (loss) income	$(9,821)	$2,943	$(12,764)	*
Company owned:
Average unit volumes	$1,111	$1,152	$(41)	(3.6)%
Comparable restaurant sales	(0.7)%	1.6%
______________________________
*     Not meaningful.
Revenue
Restaurant revenue increased by $11.0 million in the third quarter of 2015 compared to the same period of 2014. This increase is the result of an increase in operating weeks, offset by negative comparable restaurant sales of (0.7%) in the third quarter of 2015 compared to the same period in 2014. AUVs decreased $41,000 due to a higher mix of immature restaurants. Franchise royalties and fees increased by $104,000 in the third quarter of 2015 compared to the same period of 2014.
Comparable restaurant sales decreased by 0.7% at company-owned restaurants, decreased by 1.9% at franchise-owned restaurants and decreased by 0.9% system-wide in the third quarter of 2015.
Cost of Sales
Cost of sales increased by $2.6 million in the third quarter of 2015 compared to the same period of 2014, due primarily to the increase in restaurant revenue in the third quarter of 2015. As a percentage of restaurant revenue, cost of sales decreased to 26.6% in the third quarter of 2015 from 27.0% in third quarter of 2014. The decrease was primarily the result of a price increase taken in the fourth quarter of 2014.

Labor Costs
Labor costs increased by $5.8 million in the third quarter of 2015 compared to the same period of 2014, due primarily to the increase in restaurant revenue in the third quarter of 2015. As a percentage of restaurant revenue, labor costs increased to 32.4% in the third quarter of 2015 from 30.3% in the third quarter of 2014. The increase as a percentage of restaurant revenue was the result of deleverage on lower average unit volumes, investments in training, as well as increases in wage rates and benefit costs.
Occupancy Costs
Occupancy costs increased by $1.9 million in the third quarter of 2015 compared to the third quarter of 2014, due primarily to 54 net restaurant openings and acquisitions, which includes the acquisition of four franchise restaurants. As a percentage of revenue, occupancy costs increased to 11.1% in the third quarter of 2015, compared to 10.5% in the third quarter of 2014. The increase was due to deleverage on lower average unit volumes, as well as additional restaurants included in the non-comparable restaurant base year over year, which, on average, have higher occupancy costs as a percentage of revenue.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $2.5 million in the third quarter of 2015 compared to the third quarter of 2014, due primarily to increased restaurant revenue in the third quarter of 2015. As a percentage of restaurant revenue, other restaurant operating costs increased to 14.6% in the third quarter of 2015 from 13.8% in the third quarter of 2014. The increase as a percentage of restaurant revenue was due primarily to increased marketing expense and additional maintenance costs, as well as deleverage on lower average unit volumes.
General and Administrative Expense
General and administrative expense increased by $1.8 million in the third quarter of 2015 compared to the third quarter of 2014, primarily due to increases in wages and benefits including support for additional restaurants as well as investments in marketing initiatives. As a percentage of revenue, general and administrative expense increased to 8.0% in the third quarter of 2015 from 7.1% in the third quarter of 2014.
Depreciation and Amortization
Depreciation and amortization increased by $0.7 million in the third quarter of 2015 compared to the third quarter of 2014, due primarily to the increase in the number of restaurants. As a percentage of revenue, depreciation and amortization remained flat at 6.1% in the third quarter of 2015 and the third quarter of 2014.
Pre-Opening Costs
Pre-opening costs remained flat in the third quarter of 2015 compared to the third quarter of 2014. As a percentage of revenue, pre-opening costs decreased to 0.9% in the third quarter of 2015 from 1.1% in the third quarter of 2014.
Restaurant Impairment, Asset Disposals and Closure Costs
Restaurant impairment, asset disposals and closure costs increased by $16.2 million in the third quarter of 2015 compared to the third quarter of 2014, due primarily to the impairment of 25 restaurants as a result of our current assessment of expected future cash flow. Ten of the 25 restaurants impaired in the third quarter of 2015 are expected to be closed by the end of 2015. See Note 13-Subsequent Events. The performance of these 25 restaurants, compounded by the higher than average construction costs of some of these restaurants, resulted in the recording an impairment of the fixed assets. These costs reflect only the impairment costs associated with the planned closure of 16 restaurants announced on November 5, 2015.
Interest Expense
Interest expense increased by $0.3 million in the third quarter of 2015 compared to the third quarter of 2014. The increase was the result of higher average borrowings used to fund the share repurchase program and an increase in the interest rate on our credit facility in the third quarter of 2015 compared to the third quarter of 2014.
Provision for Income Taxes
Provision for income taxes decreased by $7.9 million in the third quarter of 2015 compared to same period of 2014 due to a decrease in pre-tax net income of $20.6 million in the third quarter of 2015 compared to the third quarter of 2014. The effective tax rate for the third quarter of 2015 utilizes a 34% federal income tax rate compared to 35% in 2014. The 2015 estimated annual effective tax rate is expected to be between 38% and 39% compared to 38.4% for 2014.

Three Quarters Ended September 29, 2015 Compared to Three Quarters Ended September 30, 2014
The table below presents our unaudited operating results for the first three quarters of 2015 and 2014, and the related quarter-over-quarter changes.

	Three Fiscal Quarters Ended		Increase / (Decrease)
	September 29, 2015	September 30, 2014	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$334,767	$291,789	$42,978	14.7%
Franchising royalties and fees	3,555	3,406	149	4.4
Total revenue	338,322	295,195	43,127	14.6
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	88,616	78,533	10,083	12.8
Labor	105,865	88,410	17,455	19.7
Occupancy	37,609	31,114	6,495	20.9
Other restaurant operating costs	46,878	38,981	7,897	20.3
General and administrative	27,034	22,806	4,228	18.5
Depreciation and amortization	20,959	17,969	2,990	16.6
Pre-opening	3,150	3,282	(132)	(4.0)
Restaurant impairment, asset disposals and closure costs	22,815	658	22,157	*
Total costs and expenses	352,926	281,753	71,173	25.3
(Loss) income from operations	(14,604)	13,442	(28,046)	*
Interest expense	818	168	650	*
(Loss) income before income taxes	(15,422)	13,274	(28,696)	*
(Benefit) provision for income taxes	(5,911)	5,380	(11,291)	*
Net (loss) income	$(9,511)	$7,894	$(17,405)	*
Company owned:
Average unit volumes	$1,111	$1,152	$(41)	(3.6)%
Comparable restaurant sales	0.0%	(0.1)%
______________________________
*     Not meaningful.
Revenue
Restaurant revenue increased by $43.0 million in the first three quarters of 2015 compared to the same period of 2014. $42.9 million of this increase is a result of a slight increase in operating weeks and $0.1 million is the result of an increase in comparable restaurant sales, in the first three quarters of 2015 compared to the same period in 2014. Franchise royalties and fees increased by $149,000 in the first three quarters of 2015 compared to the same period of 2014.
Cost of Sales
Cost of sales increased by $10.1 million in the first three quarters of 2015 compared to the same period of 2014, due primarily to the increase in restaurant revenue in the first three quarters of 2015. As a percentage of restaurant revenue, cost of sales decreased to 26.5% in the first three quarters of 2015 from 26.9% in the first three quarters of 2014. The decrease was primarily the result of a price increase taken in the fourth quarter of 2014.

Labor Costs
Labor costs increased by $17.5 million in the first three quarters of 2015 compared to the same period of 2014, due primarily to the increase in restaurant revenue in the first three quarters of 2015. As a percentage of restaurant revenue, labor costs increased to 31.6% in the first three quarters of 2015 from 30.3% in the first three quarters of 2014 due primarily to deleverage on lower average unit volumes and a higher mix of immature restaurants.
Occupancy Costs
Occupancy costs increased by $6.5 million in the first three quarters of 2015 compared to the first three quarters of 2014, due primarily to 54 net restaurant openings including the acquisition of four franchise restaurants. As a percentage of revenue, occupancy costs increased to 11.2% in the first three quarters of 2015, compared to 10.7% in the first three quarters of 2014. The increase was due primarily to an increased percentage of new restaurants, which on average have higher occupancy costs as a percentage of revenue.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $7.9 million in the first three quarters of 2015 compared to the first three quarters of 2014, due primarily to increased restaurant revenue in the first three quarters of 2015. As a percentage of restaurant revenue, other restaurant operating costs increased to 14.0% in the first three quarters of 2015, compared to 13.4% in the first three quarters of 2014. The increase as a percentage of restaurant revenue was due primarily to deleverage on lower average unit volumes.
General and Administrative Expense
General and administrative expense increased by $4.2 million in the first three quarters of 2015 compared to the first three quarters of 2014, primarily due to support for additional restaurants and marketing initiatives. As a percentage of revenue, general and administrative expense increased to 8.0% in the first three quarters of 2015 compared to 7.7% in first three quarters of 2014.
Depreciation and Amortization
Depreciation and amortization increased by $3.0 million in the first three quarters of 2015 compared to the first three quarters of 2014, due primarily to the increase in the number of restaurants. As a percentage of revenue, depreciation and amortization increased to 6.2% in the first three quarters of 2015, compared to 6.1% in the first three quarters of 2014.
Pre-Opening Costs
Pre-opening costs decreased by $0.1 million in the first three quarters of 2015 compared to the first three quarters of 2014. As a percentage of revenue, pre-opening costs decreased to 0.9% in the first three quarters of 2015 compared to 1.1% in the first three quarters of 2014. The decrease in expense was due to two fewer restaurants in the development stage in the first three quarters of 2015 compared to the first three quarters of 2014.
Restaurant Impairment, Asset Disposals and Closure Costs
Restaurant impairment, asset disposals and closure costs increased by $22.2 million in the first three quarters of 2015 compared to the first three quarters of 2014, due primarily to the impairment of eight restaurants in the first quarter of 2015 and 25 restaurants in the third quarter of 2015 as a result of our current assessment of expected future cash flows. Ten of the 25 restaurants impaired in the third quarter of 2015 are expected to be closed by the end of 2015. See Note 13-Subsequent Events. The performance of these 33 restaurants, compounded by the higher than average construction costs of some of these restaurants, resulted in the recording of an impairment of the fixed assets. These costs include the impairment costs associated with the planned closure of 16 restaurants announced on November 5, 2015.
Each quarter we evaluate possible impairment of fixed assets at the restaurant level and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. There can be no assurance that such evaluations will not result in additional impairment costs in future periods.
Interest Expense
Interest expense increased by $0.7 million in the first three quarters of 2015 compared to the same period of 2014. The increase was the result of higher average borrowings used to fund the share repurchase program and an increase in the interest rate on our credit facility in the first three quarters of 2015 compared to the first three quarters of 2014.

Provision for Income Taxes
Provision for income taxes decreased by $11.3 million in the first three quarters of 2015 compared to the same period of 2014 due to a decrease in pre-tax net income of $28.7 million, as well as a slight decrease in the effective tax rate in the first three quarters of 2015 compared to the first three quarters of 2014. The effective tax rate for the first three quarters of 2015 utilizes a 34% federal income tax rate compared to 35% in 2014 and reflects increased employment tax credits in 2015. The 2015 estimated annual effective tax rate is expected to be between 38% and 39% compared to 38.4% for 2014.

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
Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Three Fiscal Quarters Ended
	September 29, 2015	September 30, 2014
Net cash provided by operating activities	$37,886	$37,453
Net cash used in investing activities	(36,244)	(53,566)
Net cash (used in) provided by financing activities	(1,440)	17,393
Effect of exchange rate changes on cash	(92)	—
Net increase in cash and cash equivalents	$110	$1,280
Operating Activities
Net cash provided by operating activities of $37.9 million for the first three quarters ended September 29, 2015 resulted primarily from net income, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, asset disposals and closure costs, stock-based compensation expense and the amortization of debt issuance costs.
Investing Activities
Net cash flows used in investing activities decreased to $36.2 million in the first three quarters ended September 29, 2015 from $53.6 million in the first three quarters of 2014. The decrease over the prior year is due to the purchase of 16 franchise restaurants in the third quarter of 2014 and higher than average construction costs in 2014.
Financing Activities
Net cash used in financing activities was $1.4 million in the first three quarters ended September 29, 2015, as compared to cash provided by financing activities of $17.4 million in the first three quarters ended September 30, 2014. The increase in net cash used in financing activities over 2014 is primarily due to the borrowings we used in the prior year to fund the acquisition of 16 franchise locations. The increase in both proceeds from issuance of long-term debt and payments on long-term debt are related to changes in the corporate treasury structure in the third quarter of 2014.
Share Repurchase Program
On June 4, 2015, the Company announced a share repurchase program of up to $35.0 million of the Company's Class A common stock. Under this program, the Company purchased shares of the Company's Class A common stock in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended ("the Exchange Act")) or in privately negotiated transactions. During the first three quarters ended September 29, 2015, the Company repurchased 2,423,871 shares of its common stock for $35.0 million in open market transactions, thereby completing the repurchase program. Repurchased shares are included as treasury stock in the Condensed Consolidated Balance Sheets.
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
We currently estimate capital expenditures for the remainder of 2015 to be in the range of approximately $18.6 to $23.6 million for a total of $55.0 to $60.0 million for the year, of which $45.0 to $50.0 million relates to our construction of new restaurants before any reductions for landlord reimbursements, and the remainder relates primarily to reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by a combination of cash from operations and borrowings under our revolving credit facility.
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
Liquidity. We believe that our current cash and cash equivalents and the expected cash flows from Company-owned restaurant operations and the expected franchise fees and royalties and borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for the next twelve months. The Company is currently in the process of evaluating refinancing our credit facility.
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
As of September 29, 2015, we had $60.4 million of outstanding indebtedness, $2.8 million of outstanding letters of credit and $11.8 million available for borrowing under our revolving line of credit. Borrowings under our credit facility bear interest, at our option, at either (i) LIBOR plus 1.00 to 1.75%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus zero to 0.75%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. The facility includes a commitment fee of 0.125 to 0.25%, based on the lease-adjusted leverage ratio, per year on any unused portion of the facility. We also maintain outstanding letters of credit to secure obligations under our workers’ compensation program and certain lease obligations.
Availability of borrowings under the revolving line of credit is conditioned on our compliance with specified covenants, including a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. We are subject to a number of other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments. As of September 29, 2015, we were in compliance with all of our debt covenants.
Our credit facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries' personal property assets.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of September 29, 2015.
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
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330)." The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2015-11 is not expected to have a significant impact on the Company's consolidated financial statements.
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
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of September 29, 2015, there was $60.4 million outstanding under our revolving line of credit and $11.8 million available for borrowing under the credit facility. A plus or minus 1.0% change in the effective interest rate applied on this loan would have resulted in a pre-tax interest expense fluctuation of $0.6 million of gross interest expense on an annualized basis.
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

Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2015, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

PART II

Item 1. Legal Proceedings
In the normal course of business, we are subject to other proceedings, lawsuits and claims, including those matters that we have previously disclosed and for which there is no material update. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 29, 2015. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 30, 2014.  There have been no material changes to our Risk Factors as previously reported.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information regarding purchases of our Class A common stock made by or on behalf of Noodles & Company during the third quarter ended September 29, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
July 1, 2015 - July 28, 2015	1,026,410	$14.76	1,026,410	$13,569,247
July 29, 2015 - August 25, 2015	990,221	$13.70	990,221	$—
August 26, 2015 - September 29, 2015	—	$—	—	$—
Total	2,016,631		2,016,631

_____________________

(1)	Average price paid per share excludes commissions.

(2)
On June 4, 2015, the Company announced a share repurchase program of up to $35.0 million of the Company's Class A common stock. Under this program, which expires June 4, 2016, the Company, purchased shares of the Company's Class A common stock in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. During the third quarter ended September 29, 2015, the Company repurchased 2,016,631 shares of its common stock for approximately $28.7 million in open market transactions, and will make no future purchases under the program.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
3.1
Second Amended and Restated Bylaws of Noodles & Company, as amended August 21, 2015 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2015 (File No. 001-35987)).

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

NOODLES & COMPANY
By:	/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen Chief Financial Officer
Date	November 5, 2015