Form 10-Q
period 2016-05-04
NOODLES & Co
filed 2016-05-04
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

(Mark One)
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2016
or
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

(720) 214-1900
(Registrant’s telephone number, including area code)
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 03, 2016
Class A Common Stock, $0.01 par value per share	26,266,349 shares
Class B Common Stock, $0.01 par value per share	1,522,098 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 29, 2016	December 29, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,905	$1,912
Accounts receivable	5,214	4,990
Inventories	10,725	10,494
Prepaid expenses and other assets	7,014	7,185
Income tax receivable	1,858	820
Total current assets	26,716	25,401
Property and equipment, net	206,457	203,713
Deferred tax assets, net	664	664
Goodwill	6,400	6,400
Intangibles	1,783	1,809
Other assets, net	1,961	1,974
Total long-term assets	217,265	214,560
Total assets	$243,981	$239,961
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,081	$15,073
Accrued payroll and benefits	9,926	5,417
Accrued expenses and other current liabilities	11,264	12,424
Total current liabilities	31,271	32,914
Long-term debt	74,091	67,732
Deferred rent	41,201	39,597
Other long-term liabilities	5,307	5,946
Total liabilities	151,870	146,189
Stockholders’ equity:
Preferred stock—$0.01 par value, authorized 1,000,000 shares as of March 29, 2016 and December 29, 2015; no shares issued or outstanding	—	—
Common stock—$0.01 par value, authorized 180,000,000 shares as of March 29, 2016 and December 29, 2015; 30,157,006 issued and 27,733,135 outstanding as of March 29, 2016 and 30,138,672 issued and 27,714,801 outstanding as of December 29, 2015	302	301
Treasury stock, at cost, 2,423,871 shares as of March 29, 2016 and December 29, 2015	(35,000)	(35,000)
Additional paid-in capital	121,240	120,634
Accumulated other comprehensive loss	(29)	(134)
Retained earnings	5,598	7,971
Total stockholders’ equity	92,111	93,772
Total liabilities and stockholders’ equity	$243,981	$239,961
   See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended
	March 29, 2016	March 31, 2015
Revenue:
Restaurant revenue	$112,865	$104,782
Franchising royalties and fees	1,121	979
Total revenue	113,986	105,761
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,189	27,812
Labor	37,434	33,029
Occupancy	13,314	12,218
Other restaurant operating costs	16,892	14,717
General and administrative	10,037	8,418
Depreciation and amortization	6,906	6,919
Pre-opening	1,037	880
Restaurant impairment, closure costs and asset disposals	1,016	6,086
Total costs and expenses	116,825	110,079
Loss from operations	(2,839)	(4,318)
Interest expense	628	229
Loss before income taxes	(3,467)	(4,547)
Benefit for income taxes	(1,094)	(1,795)
Net loss	$(2,373)	$(2,752)
Loss per share of Class A and Class B common stock, combined:
Basic	$(0.09)	$(0.09)
Diluted	$(0.09)	$(0.09)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	27,721,792	29,843,204
Diluted	27,721,792	29,843,204

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Fiscal Quarter Ended
	March 29, 2016	March 31, 2015
Net loss	$(2,373)	$(2,752)
Other comprehensive loss:
Foreign currency translation adjustments	(29)	(11)
Other comprehensive loss	(29)	(11)
Comprehensive loss	$(2,402)	$(2,763)

 See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Fiscal Quarter Ended
	March 29, 2016	March 31, 2015
Operating activities
Net loss	$(2,373)	$(2,752)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,906	6,919
Deferred income taxes	—	(1,544)
Restaurant impairments, closure costs and asset disposals	745	6,080
Amortization of debt issuance costs	29	25
Stock-based compensation	348	161
Other noncash	—	(11)
Changes in operating assets and liabilities:
Accounts receivable	(224)	708
Inventories	(231)	(277)
Prepaid expenses and other assets	184	(342)
Accounts payable	(2,685)	459
Deferred rent	1,604	1,646
Income taxes	(1,038)	(463)
Accrued expenses and other liabilities	2,414	2,717
Net cash provided by operating activities	5,679	13,326
Investing activities
Purchases of property and equipment	(12,319)	(9,783)
Net cash used in investing activities	(12,319)	(9,783)
Financing activities
Proceeds from issuance of long-term debt	101,900	82,257
Payments on long-term debt	(95,568)	(87,298)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	198	1,230
Other financing activities	(2)	—
Net cash provided by (used in) financing activities	6,528	(3,811)
Effect of exchange rate changes on cash	105	—
Net decrease in cash and cash equivalents	(7)	(268)
Cash and cash equivalents
Beginning of period	1,912	1,906
End of period	$1,905	$1,638

See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business Summary and Basis of Presentation
Business
Noodles & Company (the “Company” or “Noodles & Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and sandwiches. As of March 29, 2016, we had 436 company-owned restaurants and 71 franchise restaurants in 35 states, the District of Columbia and one Canadian province. The Company operates its business as one operating and reportable segment.
The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2015.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2016, which ends on January 3, 2017, contains 53 weeks and fiscal year 2015, which ended on December 29, 2015, contains 52 weeks. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The pronouncement amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet and making targeted changes to lessor accounting. The pronouncement will be effective beginning in the first quarter of 2019, with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new standard on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of awards on the statement of cash flows. The pronouncement is effective for annual periods beginning after December 15, 2016 and interim periods therein.  Early adoption is permitted.  The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

2. Supplemental Financial Information
Property and equipment, net, consist of the following (in thousands):

	March 29, 2016	December 29, 2015
Leasehold improvements	$224,830	$216,474
Furniture, fixtures and equipment	124,170	120,132
Construction in progress	7,735	11,485
	356,735	348,091
Accumulated depreciation and amortization	(150,278)	(144,378)
	$206,457	$203,713

3. Long-Term Debt
The Company has a credit facility with a borrowing capacity on the revolving line of credit of $100.0 million, expiring in June 2020. As of March 29, 2016, the Company had $74.6 million outstanding and $22.7 million available for borrowing under the credit facility, which is net of outstanding letters of credit aggregating $2.7 million that reduces the amount available to borrow. The credit facility bore interest between 2.59% and 4.25% during the first quarter of 2016. The Company was in compliance with all of its debt covenants as of March 29, 2016.

4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate their fair values due to the short maturities of these instruments. The carrying amounts of borrowings approximate fair value as the line of credit and term borrowings vary with market interest rates and negotiated terms and conditions are consistent with current market rates. The fair value of the Company’s line of credit borrowings is measured using Level 2 inputs.

Adjustments to the fair value of non-financial assets measured at fair value on a non-recurring basis as of March 29, 2016 and March 31, 2015 are discussed in Note 7-Restaurant Impairment, Closure Costs and Asset Disposals.

5. Income Taxes
The following table presents the Company’s benefit for income taxes for the first quarters ended March 29, 2016 and March 31, 2015 (dollars in thousands):

	Fiscal Quarter Ended
	March 29, 2016	March 31, 2015
Benefit for income taxes	$(1,094)	$(1,795)
Effective tax rate	31.6%	39.5%

During the first quarter of 2016, the Company determined that it was appropriate to record a valuation allowance against Canadian deferred tax assets due to the recent launch of operations in Canada, which are not yet profitable. The Company will maintain a valuation allowance against Canadian deferred tax assets until there is sufficient positive evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit to the effective tax rate.
The 2016 estimated annual effective tax rate is expected to be between 50% and 55% compared to 38.8% for 2015. The tax rate is estimated to be higher for 2016 primarily due to increased non-deductible expenses, including the valuation allowance described above, that have greater weight when compared to current year forecasted pre-tax book income.

6. Stock-Based Compensation
The Company’s Stock Incentive Plan, as amended and restated in May of 2013, authorizes the grant of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”) and incentive bonuses to employees, officers, nonemployee directors and other service providers. The number of shares of common stock available for issuance pursuant to awards granted under the Stock Incentive Plan on or after the IPO shall not exceed 3,750,500 shares.
The following table presents information related to the Stock Incentive Plan (in thousands, except share and per share amounts):

	Fiscal Quarter Ended
	March 29, 2016	March 31, 2015
Outstanding, beginning of period	3,067,408	3,245,264
Granted	8,000	176,016
Exercised	(13,655)	(122,887)
Forfeited	(90,660)	(73,315)
Outstanding, end of period	2,971,093	3,225,078
Weighted average fair market value on option grant date	$3.75	$6.23
Stock based compensation expense	$409	$161
Capitalized stock based compensation expense	$61	$41

7. Restaurant Impairment, Closure Costs and Asset Disposals
The following table presents restaurant impairment, closure costs and asset disposals for the first quarters ended March 29, 2016 and March 31, 2015 (in thousands):

	Fiscal Quarter Ended
	March 29, 2016	March 31, 2015
Restaurant impairment (1)	$194	$5,913
Closure costs (1)	549	39
Loss on disposal of assets and other	273	134
	$1,016	$6,086
_____________________________

(1)	Restaurant impairment and closure costs can include expenditures related to restaurants previously impaired or closed.
During the first quarter of 2016, one restaurant was identified as impaired compared to eight restaurants during the first quarter of 2015. Impairment expense is a Level 3 fair value measure and was determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value. The closing costs of $0.5 million are related to the ongoing costs of the restaurants closed in the fourth quarter of 2015. These expenses are included in the “Restaurant impairment, closure costs and asset disposals” line in the consolidated statements of income.
8. Loss Per Share
Loss Per Share is calculated by dividing loss available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted loss or earnings per share (“diluted EPS”) is calculated using loss or earnings available to common stockholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include shares of common stock underlying stock options and restricted common stock. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

8. Loss Per Share (continued)
The following table sets forth the computations of basic and diluted loss per share:

	Fiscal Quarter Ended
	March 29, 2016	March 31, 2015
Net loss (in thousands):	$(2,373)	$(2,752)
Shares:
Basic weighted average shares outstanding	27,721,792	29,843,204
Diluted weighted average number of shares outstanding	27,721,792	29,843,204
Loss per share:
Basic loss per share	$(0.09)	$(0.09)
Diluted loss per share	$(0.09)	$(0.09)
Potential common shares are excluded from the computation of diluted loss per share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss. In the first quarters of 2016 and 2015, there were 2,971,093 and 3,225,078 outstanding options, respectively, excluded from the diluted loss per share calculation because they were anti-dilutive.
9. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the consolidated statements of cash flows for the first quarters ended March 29, 2016 and March 31, 2015 (in thousands):

	March 29, 2016	March 31, 2015
Interest paid (net of amounts capitalized)	$592	$420
Income taxes (refunded) paid	(55)	212
Changes in purchases of property and equipment accrued in accounts payable, net	(2,308)	(496)

10. Commitments and Contingencies

On March 10, 2016, Carrie Castillo, Anastassia Letourneau and Jacquelyn Myhre, former employees of the Company, filed a purported collective and class action lawsuit against the Company alleging violations of the Fair Labor Standards Act and Illinois and Minnesota wage laws (the “Labor Laws”) in the United States District Court for the Northern District of Illinois. The plaintiffs filed the case on their behalf and on behalf of all assistant general managers employed by the Company since January 5, 2013 whom the Company classified as exempt employees, and they allege that the Company violated the Labor Laws by not paying overtime compensation to its assistant general managers. The plaintiffs are seeking, on behalf of themselves and members of the putative class, unpaid overtime compensation, liquidated damages and available penalties under applicable state laws, a declaratory judgment, an injunction, and attorneys’ fees and costs. This case is at an early stage, and the Company is therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter. The Company intends to vigorously defend this action. The Company has filed a motion to transfer the case to the United States District Court for The District of Colorado, where a similar case was filed in February 2016.
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 29, 2016. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or if an unfavorable result occurs, the potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect our business, financial condition, results of operations or cash flows.

NOODLES & COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 29, 2015. We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2016 contains 53 weeks and fiscal year 2015 contains 52 weeks.
Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as "we," "us," "our," and the "Company" in this report.
Cautionary Note Regarding Forward-Looking Statements
        In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended December 29, 2015.
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
Average Unit Volumes (“AUVs”)
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

Comparable Restaurant Sales
Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded. Changes in comparable restaurant sales are generated by changes in traffic, which we calculate as the number of entrées sold, or changes in per-person spend, calculated as sales divided by traffic. Per-person spend can be influenced by changes in menu prices and the mix and number of items sold per person.
Measuring our comparable restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	consumer recognition of our brand and our ability to respond to changing consumer preferences;

•	overall economic trends, particularly those related to consumer spending;

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;

•	pricing;

•	per-person spend and average check amount;

•	marketing and promotional efforts;

•	weather;

•	food safety and foodborne illness concerns;

•	local competition;

•	trade area dynamics;

•	introduction of new and seasonal menu items and limited time offerings; and

•	opening new restaurants in the vicinity of existing locations.
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
EBITDA and Adjusted EBITDA
We define EBITDA as net (loss) income before interest expense, (benefit) provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net (loss) income before interest expense, debt extinguishment expense, (benefit)provision for income taxes, restaurant impairment, closure costs and asset disposals, depreciation and amortization, stock-based compensation, management fees, IPO-related expenses, follow-on offering expenses, transaction costs and litigation reserves.
EBITDA and Adjusted EBITDA provide clear pictures of our operating results by eliminating certain atypical and non-cash expenses that are not reflective of the underlying business performance. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or to be superior to, the financial information prepared and presented in accordance with GAAP. The Company uses these non-GAAP financial measures for financial and operational decision making and as a means to evaluate period-to-period comparisons. The Company believes that they provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Fiscal Quarter Ended
	March 29, 2016	March 31, 2015
	(in thousands, unaudited)
Net loss	$(2,373)	$(2,752)
Depreciation and amortization	6,906	6,919
Interest expense	628	229
Benefit for income taxes	(1,094)	(1,795)
EBITDA	$4,067	$2,601
Restaurant impairment, closure costs and asset disposals (1)	1,016	6,086
Stock-based compensation expense	349	161
Adjusted EBITDA	$5,432	$8,848
_____________________

(1)
The first quarter of 2016 includes the impairment of one restaurant and the ongoing closure costs of 15 restaurants closed in prior quarters. The first quarter of 2015 includes the impairment of eight restaurants. See Note 7-Restaurant Impairment, Closure Costs and Asset Disposals.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened, closed or relocated during the periods indicated:

	Fiscal Quarter Ended
	March 29, 2016	March 31, 2015
Company-Owned Restaurant Activity
Beginning of period	422	386
Openings	14	13
Restaurants at end of period	436	399
Franchise Restaurant Activity
Beginning of period	70	53
Openings	1	3
Restaurants at end of period	71	56
Total restaurants	507	455

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended
	March 29, 2016	March 31, 2015
Revenue:
Restaurant revenue	99.0%	99.1%
Franchising royalties and fees	1.0	0.9
Total revenue	100.0	100.0
Costs and Expenses:
Restaurant Operating Costs (exclusive of depreciation and amortization shown separately below): (1)
Cost of sales	26.7	26.5
Labor	33.2	31.5
Occupancy	11.8	11.7
Other restaurant operating costs	15.0	14.0
General and administrative	8.8	8.0
Depreciation and amortization	6.1	6.5
Pre-opening	0.9	0.8
Restaurant impairment, closure costs and asset disposals	0.9	5.8
Total costs and expenses	102.5	104.1
Loss from operations	(2.5)	(4.1)
Interest expense	0.6	0.2
Loss before income taxes	(3.0)	(4.3)
Benefit for income taxes	(1.0)	(1.7)
Net loss	(2.1)%	(2.6)%
______________________________

(1)	As a percentage of restaurant revenue.

First Quarter Ended March 29, 2016 Compared to First Quarter Ended March 31, 2015
The table below presents our unaudited operating results for the first quarters of 2016 and 2015, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	March 29, 2016	March 31, 2015	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$112,865	$104,782	$8,083	7.7%
Franchising royalties and fees	1,121	979	142	14.5
Total revenue	113,986	105,761	8,225	7.8
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,189	27,812	2,377	8.5
Labor	37,434	33,029	4,405	13.3
Occupancy	13,314	12,218	1,096	9.0
Other restaurant operating costs	16,892	14,717	2,175	14.8
General and administrative	10,037	8,418	1,619	19.2
Depreciation and amortization	6,906	6,919	(13)	(0.2)
Pre-opening	1,037	880	157	17.8
Restaurant impairment, asset disposals and closure costs	1,016	6,086	(5,070)	(83.3)
Total costs and expenses	116,825	110,079	6,746	6.1
Loss from operations	(2,839)	(4,318)	1,479	(34.3)
Interest expense	628	229	399	174.2
Loss before income taxes	(3,467)	(4,547)	1,080	(23.8)
Benefit for income taxes	(1,094)	(1,795)	701	(39.1)
Net loss	$(2,373)	$(2,752)	$379	(13.8)%
Company owned:
Average unit volumes	$1,101	$1,136	$(35)	(3.1)%
Comparable restaurant sales	0.0%	0.8%
Revenue
Total revenue increased $8.2 million in the first quarter of 2016, or 7.8%, to $114.0 million, compared to $105.8 million in the first quarter of 2015. This increase was the result of new restaurants opened system-wide since the beginning of the first quarter of 2015 partially offset by the closure of 16 company-owned restaurants in the fourth quarter of 2015. AUVs overall decreased $35,000 due to a decrease in AUVs in non-comparable restaurants.
Comparable restaurant sales were flat at company-owned restaurants, decreased by 0.5% at franchise-owned restaurants and decreased by 0.1% system-wide in the first quarter of 2016.
Cost of Sales
Cost of sales increased by $2.4 million in the first quarter of 2016 compared to the same period of 2015, due primarily to the increase in restaurant revenue in the first quarter of 2016. As a percentage of restaurant revenue, cost of sales increased to 26.7% in the first quarter of 2016 from 26.5% in first quarter of 2015. The increase was primarily the result of modest commodity inflation.

Labor Costs
Labor costs increased by $4.4 million in the first quarter of 2016 compared to the same period of 2015, due primarily to the increase in restaurant revenue in the first quarter of 2016. As a percentage of restaurant revenue, labor costs increased to 33.2% in the first quarter of 2016 from 31.5% in the first quarter of 2015. The increase as a percentage of restaurant revenue was due to the increases in wage rates and benefit costs, deleverage on lower average unit volumes, as well as investments in training.
Occupancy Costs
Occupancy costs increased by $1.1 million in the first quarter of 2016 compared to the first quarter of 2015, due primarily to 37 net restaurant openings. As a percentage of revenue, occupancy costs increased slightly to 11.8% in the first quarter of 2016, compared to 11.7% in the first quarter of 2015.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $2.2 million in the first quarter of 2016 compared to the first quarter of 2015, due primarily to increased restaurant revenue in the first quarter of 2016. As a percentage of restaurant revenue, other restaurant operating costs increased to 15.0% in the first quarter of 2016 from 14.0% in the first quarter of 2015. The increase as a percentage of restaurant revenue was due primarily to increased marketing expense.
General and Administrative Expense
General and administrative expense increased by $1.6 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to increases in wages and benefits, including support for additional restaurants, as well as investments in marketing initiatives. As a percentage of revenue, general and administrative expense increased to 8.8% in the first quarter of 2016 from 8.0% in the first quarter of 2015.
Depreciation and Amortization
Depreciation and amortization remained flat in the first quarter of 2016 compared to the first quarter of 2015. As a percentage of revenue, depreciation and amortization decreased to 6.1% in the first quarter of 2016 from 6.5% in the first quarter of 2015, due primarily to restaurants impaired in prior quarters.
Pre-Opening Costs
Pre-opening costs increased by $0.2 million in the first quarter of 2016 compared to the first quarter of 2015. As a percentage of revenue, pre-opening costs increased to 0.9% in the first quarter of 2016 from 0.8% in the first quarter of 2015.
Restaurant Impairment, Closure Costs and Asset Disposals
Restaurant impairment, closure costs and asset disposals decreased by $5.1 million in the first quarter of 2016 compared to the first quarter of 2015, due primarily to the impairment of eight restaurants in the first quarter of 2015, offset primarily by the closure costs associated with restaurants closed in the fourth quarter of 2015.
Interest Expense
Interest expense increased by $0.4 million in the first quarter of 2016 compared to the first quarter of 2015. The increase was the result of higher average borrowings used to fund the 2015 share repurchase program the Company announced in June 2015 and an increase in the interest rate on our credit facility in the first quarter of 2016 compared to the first quarter of 2015.
Benefit for Income Taxes
Benefit for income taxes decreased by $0.7 million in the first quarter of 2016 compared to same period of 2015 due to a decrease in pre-tax net loss of $1.1 million in the first quarter of 2016 compared to the first quarter of 2015. The effective tax rate decreased to 31.6% for the first quarter of 2016 compared to 39.5% for the first quarter of 2015. The effective tax rate is lower in the first quarter of 2016 due to the expense recorded for a valuation allowance on Canadian deferred tax assets, which partially offsets the current quarter benefit for income tax calculated using the estimated annual effective tax rate.

Liquidity and Capital Resources
Summary of Cash Flows
Our primary sources of liquidity and cash flows are operating cash flows and borrowings on our revolving line of credit. We use these cash sources to fund capital expenditures for new restaurant openings, to reinvest in our existing restaurants, to invest in infrastructure and information technology and to maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers on the same day, or in the case of credit or debit transactions, within several days of the related sale, and we typically have at least 30 days to pay our vendors. We believe that expected cash flow from operations and planned borrowing capacity are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the remainder of 2016.
Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Fiscal Quarter Ended
	March 29, 2016	March 31, 2015
Net cash provided by operating activities	$5,679	$13,326
Net cash used in investing activities	(12,319)	(9,783)
Net cash provided by (used in) financing activities	6,528	(3,811)
Effect of exchange rate changes on cash	105	—
Net increase in cash and cash equivalents	$(7)	$(268)
Operating Activities
Net cash provided by operating activities of $5.7 million for the first quarter ended March 29, 2016 resulted primarily from net loss, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, closure costs and asset disposals, stock-based compensation expense and the amortization of debt issuance costs. The decrease over the prior year was driven by the decrease in Adjusted EBITDA, as well as changes in certain working capital accounts.
Investing Activities
Net cash flows used in investing activities increased to $12.3 million in the first quarter ended March 29, 2016 from $9.8 million in the first quarter of 2015. The increase over the prior year is primarily due to the timing of new restaurant construction.
Financing Activities
Net cash provided by financing activities was $6.5 million in the first quarter ended March 29, 2016, as compared to cash used in financing activities of $3.8 million in the first quarter of 2015. The increase in net cash provided by financing activities in 2016 over 2015 is primarily due to an increased number of restaurants under construction during the first quarter of 2016 compared to the first quarter of 2015, as well as lower operating cash flow. Both of which increased our borrowings on our revolving line of credit.
Capital Resources
Future Capital Requirements. Our capital requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurants opened. Our real estate development program is dependent upon many factors, including economic conditions, real estate markets, site locations and the nature of lease agreements. Our capital expenditure outlays are also dependent on costs for maintenance and remodeling our existing restaurants as well as information technology expenses and other general corporate capital expenditures.
We currently estimate capital expenditures for the remainder of 2016 to be in the range of approximately $32.7 to $37.7 million for a total of $45.0 to $50.0 million for the year, of which $35.0 to $40.0 million relates to our construction of new restaurants before any reductions for landlord reimbursements, and the remainder relates primarily to reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by a combination of cash from operations and borrowings under our revolving credit facility.
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

Liquidity. We believe that our current cash and cash equivalents, the expected cash flows from Company-owned restaurant operations, the expected franchise fees and royalties and borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for the next twelve months.
Credit Facility
We maintain a $100.0 million revolving line of credit under our credit facility. The revolving line of credit includes a swing line loan of $10.0 million used to fund working capital requirements. The credit facility matures in June 2020.
As of March 29, 2016, we had $74.6 million of outstanding indebtedness, $2.7 million of outstanding letters of credit and $22.7 million available for borrowing under our revolving line of credit. Borrowings under our credit facility bear interest, at our option, at either (i) LIBOR plus 1.00 to 2.00%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus zero to 1.00%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. The facility includes a commitment fee of 0.125 to 0.30%, based on the lease-adjusted leverage ratio, per year on any unused portion of the facility. We also maintain outstanding letters of credit to secure obligations under our workers’ compensation program and certain lease obligations.
Availability of borrowings under the revolving line of credit is conditioned on our compliance with specified covenants, including a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. We are subject to a number of other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments. As of March 29, 2016, we were in compliance with all of our debt covenants.
Our credit facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of March 29, 2016.
Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 29, 2015. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 29, 2015.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The pronouncement amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet and making targeted changes to lessor accounting. The pronouncement will be effective beginning in the first quarter of 2019, with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of adopting the new leases standard on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of awards on the statement of cash flows.  The pronouncement is effective for annual periods beginning after December 15, 2016 and interim periods therein.  Early adoption is permitted.  We are currently evaluating the impact of this guidance on our consolidated financial statements.

JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We could be an “emerging growth company” until the end of our 2018 fiscal year.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of March 29, 2016, $74.6 million was outstanding under our revolving line of credit and $22.7 million was available for borrowing under the credit facility. An increase or decrease of 1.0% in the effective interest rate applied on this loan would have resulted in a pre-tax interest expense fluctuation of approximately $0.7 million on an annualized basis.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that affected our results in 2015 and thus far in 2016. We expect wage inflation to continue to effect our results in the near future.

Item 4. Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2016, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

PART II

Item 1. Legal Proceedings
On March 10, 2016, Carrie Castillo, Anastassia Letourneau and Jacquelyn Myhre, former employees of the Company, filed a purported collective and class action lawsuit against the Company alleging violations of the Fair Labor Standards Act and Illinois and Minnesota wage laws (the “Labor Laws”) in the United States District Court for the Northern District of Illinois. The plaintiffs filed the case on their behalf and on behalf of all assistant general managers employed by us since January 5, 2013 whom are classified as exempt employees, and they allege that we violated the Labor Laws by not paying overtime compensation to our assistant general managers. The plaintiffs are seeking, on behalf of themselves and members of the putative class, unpaid overtime compensation, liquidated damages and available penalties under applicable state laws, a declaratory judgment, an injunction, and attorneys’ fees and costs. This case is at an early stage, and we are therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter. We intend to vigorously defend this action. We have filed a motion to transfer the case to the United States District Court for The District of Colorado, where a similar case was filed in February 2016.
In the normal course of business, we are subject to other proceedings, lawsuits and claims, including those matters that we have previously disclosed and for which there is no material update. Such matters are subject to many uncertainties, and outcomes are not predictable. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 29, 2016. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or, if an unfavorable result occurs, the potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 29, 2015.  There have been no material changes to our Risk Factors as previously reported.
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

NOODLES & COMPANY
By:	/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen Chief Financial Officer
Date	May 4, 2016