Form 10-Q
period 2016-06-28
NOODLES & Co
filed 2016-08-05
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2016
or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2016
Class A Common Stock, $0.01 par value per share	26,324,707 shares
Class B Common Stock, $0.01 par value per share	1,522,098 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 28, 2016	December 29, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,893	$1,912
Accounts receivable	5,446	4,990
Inventories	10,795	10,494
Prepaid expenses and other assets	3,030	7,185
Income tax receivable	778	820
Total current assets	21,942	25,401
Property and equipment, net	201,831	203,713
Deferred tax assets, net	—	664
Goodwill	6,400	6,400
Intangibles	1,761	1,809
Other assets, net	1,958	1,974
Total long-term assets	211,950	214,560
Total assets	$233,892	$239,961
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,584	$15,073
Accrued payroll and benefits	7,157	5,417
Accrued expenses and other current liabilities	11,348	12,424
Total current liabilities	28,089	32,914
Long-term debt	78,503	67,732
Deferred rent	42,432	39,597
Deferred tax liabilities, net	419	—
Other long-term liabilities	5,161	5,946
Total liabilities	154,604	146,189
Stockholders’ equity:
Preferred stock—$0.01 par value, authorized 1,000,000 shares as of June 28, 2016 and December 29, 2015; no shares issued or outstanding	—	—
Common stock—$0.01 par value, authorized 180,000,000 shares as of June 28, 2016 and December 29, 2015; 30,249,197 issued and 27,825,326 outstanding as of June 28, 2016 and 30,138,672 issued and 27,714,801 outstanding as of December 29, 2015	302	301
Treasury stock, at cost, 2,423,871 shares as of June 28, 2016 and December 29, 2015	(35,000)	(35,000)
Additional paid-in capital	122,482	120,634
Accumulated other comprehensive loss	(7)	(134)
(Accumulated deficit) retained earnings	(8,489)	7,971
Total stockholders’ equity	79,288	93,772
Total liabilities and stockholders’ equity	$233,892	$239,961

   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Revenue:
Restaurant revenue	$120,204	$113,834	$233,069	$218,616
Franchising royalties and fees	1,203	1,399	2,324	2,378
Total revenue	121,407	115,233	235,393	220,994
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	32,164	29,863	62,353	57,674
Labor	39,316	35,149	76,750	68,178
Occupancy	13,688	12,480	27,002	24,698
Other restaurant operating costs	18,596	15,158	35,488	29,875
General and administrative	9,840	9,232	19,877	17,650
Depreciation and amortization	7,071	6,923	13,977	13,843
Pre-opening	796	1,162	1,833	2,042
Restaurant impairments, closure costs and asset disposals	11,248	250	12,264	6,336
Total costs and expenses	132,719	110,217	249,544	220,296
(Loss) income from operations	(11,312)	5,016	(14,151)	698
Interest expense, net	598	198	1,226	427
(Loss) income before income taxes	(11,910)	4,818	(15,377)	271
Provision (benefit) for income taxes	2,177	1,756	1,083	(39)
Net (loss) income	$(14,087)	$3,062	$(16,460)	$310
(Loss) earnings per share of Class A and Class B common stock, combined:
Basic	$(0.51)	$0.10	$(0.59)	$0.01
Diluted	$(0.51)	$0.10	$(0.59)	$0.01
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	27,776,094	29,950,122	27,754,615	29,896,663
Diluted	27,776,094	30,720,102	27,754,615	30,792,278

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Net (loss) income	$(14,087)	$3,062	$(16,460)	$310
Other comprehensive income (loss):
Foreign currency translation adjustments	22	(1)	127	(12)
Other comprehensive income (loss)	22	(1)	127	(12)
Comprehensive (loss) income	$(14,065)	$3,061	$(16,333)	$298

 See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Two Fiscal Quarters Ended
	June 28, 2016	June 30, 2015
Operating activities
Net (loss) income	$(16,460)	$310
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,977	13,843
Deferred income taxes	1,083	(1,544)
Restaurant impairments, closure costs and asset disposals	11,889	6,296
Amortization of debt issuance costs	58	49
Stock-based compensation	849	625
Changes in operating assets and liabilities:
Accounts receivable	(383)	242
Inventories	(301)	(473)
Prepaid expenses and other assets	4,171	(754)
Accounts payable	(4,802)	(329)
Deferred rent	2,835	3,322
Income taxes	42	1,130
Accrued expenses and other liabilities	(677)	(61)
Net cash provided by operating activities	12,281	22,656
Investing activities
Purchases of property and equipment	(24,016)	(21,861)
Acquisition of franchise restaurant	—	(628)
Net cash used in investing activities	(24,016)	(22,489)
Financing activities
Proceeds from issuance of long-term debt	205,620	182,326
Payments on long-term debt	(194,905)	(179,904)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	876	1,792
Acquisition of treasury stock	—	(4,136)
Other financing activities	(2)	(138)
Net cash provided by (used in) financing activities	11,589	(60)
Effect of exchange rate changes on cash	127	(12)
Net (decrease) increase in cash and cash equivalents	(19)	95
Cash and cash equivalents
Beginning of period	1,912	1,906
End of period	$1,893	$2,001

See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation
Business
Noodles & Company (the “Company” or “Noodles & Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and sandwiches. As of June 28, 2016, we had 443 company-owned restaurants and 71 franchise restaurants in 35 states, the District of Columbia and one Canadian province. The Company operates its business as one operating and reportable segment.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 29, 2015 was derived from audited financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2015.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2016, which ends on January 3, 2017, contains 53 weeks and fiscal year 2015, which ended on December 29, 2015, contained 52 weeks. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. The Company’s fiscal quarter that ended June 28, 2016 is referred to as the second quarter of 2016, and the fiscal quarter ended June 30, 2015 is referred to as the second quarter of 2015.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” The pronouncement amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet and making targeted changes to lessor accounting. The pronouncement will be effective beginning in the first quarter of fiscal 2019, with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact the adoption of this accounting standard will have on its financial position or results of operations and cash flows and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of awards on the statement of cash flows. The pronouncement is effective for annual periods beginning after December 15, 2016 and interim periods therein.  Early adoption is permitted.  The Company is currently evaluating the impact the adoption of this accounting standard will have on its financial position or results of operations and cash flows and related disclosures.

2. Supplemental Financial Information
Property and equipment, net, consists of the following (in thousands):

	June 28, 2016	December 29, 2015
Leasehold improvements	$220,863	$216,474
Furniture, fixtures and equipment	124,662	120,132
Construction in progress	9,705	11,485
	355,230	348,091
Accumulated depreciation and amortization	(153,399)	(144,378)
	$201,831	$203,713

3. Long-Term Debt
The Company has a credit facility with a borrowing capacity on the revolving line of credit of $100.0 million, expiring in June 2020. As of June 28, 2016, the Company had $79.0 million outstanding and $18.3 million available for borrowing under the credit facility, which is net of outstanding letters of credit aggregating $2.7 million that reduces the amount available to borrow. The credit facility bore interest between 2.59% and 4.50% during the first two quarters of 2016. On August 2, 2016, the Company entered into an amendment to its credit facility to revise the financial covenant levels and related definitions and make certain other changes, including an increase in the interest rate and commitment fee. All other material terms remained the same. We also maintain outstanding letters of credit to secure obligations under our workers’ compensation program and certain lease obligations.

Giving effect to the amendment of our credit facility, as of June 28, 2016, we were in compliance with all of our debt covenants.

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

Adjustments to the fair value of non-financial assets measured at fair value on a non-recurring basis as of June 28, 2016 and June 30, 2015 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes
The following table presents the Company’s provision (benefit) for income taxes (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Provision (benefit) for income taxes	$2,177	$1,756	$1,083	$(39)
Effective tax rate	(18.3)%	36.5%	(7.0)%	14.3%

During the second quarter of 2016, the Company determined that it was appropriate to record a valuation allowance against U.S. deferred tax assets due to uncertainty regarding the realizability of future tax benefits. During the second quarter of 2016, the Company recorded a valuation allowance of $0.7 million against U.S. deferred tax assets, reversed the benefit for income taxes recognized during the first quarter of 2016 of $1.3 million (exclusive of the Canadian valuation allowance recorded during the first quarter of 2016), and recognized a provision for income taxes for discrete and certain other items. This resulted in the Company recording a net provision for income taxes of $2.2 million during the second quarter of 2016. During the first two quarters of 2016, the Company recorded a valuation allowance of $0.9 million against U.S. and Canadian deferred tax assets and recognized a provision for income taxes for for discrete and certain other items. This resulted in the Company recording a net provision for income taxes of $1.1 million during the first two quarters of 2016.

The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit to the effective tax rate. The effective tax rate for the second quarter of 2016 and the first two quarters of 2016 reflects the impact of a valuation allowance on deferred tax assets, which was not recorded during the second quarter of 2015 or the first two quarters of 2015. For the remainder of fiscal 2016, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded.

6. Stock-Based Compensation
The Company’s Stock Incentive Plan, as amended and restated in May of 2013, authorizes the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and incentive bonuses to employees, officers, nonemployee directors and other service providers. The number of shares of common stock available for issuance pursuant to awards granted under the Stock Incentive Plan on or after the IPO shall not exceed 3,750,500 shares.
The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Stock-based compensation expense	$564	$512	$973	$699
Capitalized stock-based compensation expense	$63	$59	$124	$99

7. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Restaurant impairments (1)	$10,346	$31	$10,541	$5,944
Closure costs (1)	538	32	1,087	71
Loss on disposal of assets and other	364	187	636	321
	$11,248	$250	$12,264	$6,336
_____________________________

(1)	Restaurant impairments and closure costs can include expenditures related to restaurants previously impaired or closed.
During the first two quarters of 2016, 12 restaurants were identified as impaired compared to eight restaurants during the first two quarters of 2015, primarily related to management’s current assessment of the expected future cash flows of various restaurants based on recent results. Impairment expense is a Level 3 fair value measure and was determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value. The closure costs of $0.5 million recognized during the second quarter of 2016 and $1.1 million recognized during the first two quarters of 2016 are related to the ongoing costs of the restaurants closed in the fourth quarter of 2015. These expenses are included in the “Restaurant impairments, closure costs and asset disposals” line in the Condensed Consolidated Statements of Operations.

8. Earnings (Loss) Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted EPS is calculated using net income (loss) available to common stockholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include shares of common stock underlying stock options and restricted common stock. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Net (loss) income	$(14,087)	$3,062	$(16,460)	$310
Shares:
Basic weighted average shares outstanding	27,776,094	29,950,122	27,754,615	29,896,663
Effect of dilutive securities	—	769,980	—	895,615
Diluted weighted average shares outstanding	27,776,094	30,720,102	27,754,615	30,792,278
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.51)	$0.10	$(0.59)	$0.01
Diluted (loss) earnings per share	$(0.51)	$0.10	$(0.59)	$0.01

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings (loss) per share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss. The number of shares issuable on the exercise of share based awards excluded from the calculation of diluted earnings (loss) per share because the effect of their inclusion would have been anti-dilutive totaled 1,561,256 and 1,214,159 for the second quarters of 2016 and 2015, respectively, and totaled 1,559,515 and 809,711 for first two quarters of 2016 and 2015, respectively.

9. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the two quarters ended June 28, 2016 and June 30, 2015 (in thousands):

	June 28, 2016	June 30, 2015
Interest paid (net of amounts capitalized)	$860	$571
Income taxes (refunded) paid	(42)	376
Changes in purchases of property and equipment accrued in accounts payable, net	873	827

10. Commitments and Contingencies
Data Security Incident
On June 28, 2016, the Company announced that a data security incident may have compromised the security of payment information of some customers who used debit or credit cards at certain Noodles & Company locations between January 31, 2016 and June 2, 2016. Credit and debit cards used at the affected locations are no longer at risk from the malware involved in this incident. The Company has been working to implement additional security procedures to further secure customers’ debit and credit card information.

The Company has incurred costs associated with this security incident as of June 28, 2016, including legal fees, investigative fees and costs of communications with customers. In addition, payment card companies may issue assessments to the Company’s processor for card replacement and card issuer losses alleged to be associated with the security incident. The processor may then seek indemnity from the Company for these costs pursuant to contract. The Company expects that certain of such costs and assessments will be covered under the Company’s cyber liability insurance coverage. At this point, the Company is unable to predict the developments in, outcome of, and economic and other consequences of future litigation or regulatory investigations related to, and other costs associated with, this matter. The Company will continue to evaluate these matters in light of subsequent events, new information and future circumstances.

Currently, the Company cannot reasonably estimate a loss associated with settlements of the payment card networks’ expected claims for non-ordinary course operating expenses or any amounts associated with the networks’ expected claims for alleged card issuer losses and/or card replacement costs because a loss associated with settling such claims, while probable in the Company’s judgment, is not reasonably estimable, in part because the Company has not yet received third-party card issuer loss reporting from the payment card networks. The Company is not able to reasonably estimate a range of possible losses related to an expected settlement of the payment card networks’ claims because the investigation into the matter is ongoing and there are significant factual and legal issues to be resolved. The Company believes that it is possible that the ultimate amount paid on payment card network claims, to the extent not covered by, or in excess of the limits of, the Company’s cyber liability insurance, could be material to its results of operations in future periods. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

In addition, the Company expects to incur significant legal and other professional services expenses associated with the data security incident in future periods. The Company will recognize these expenses as such services are received. Costs related to the data security incident that may be incurred in future periods may also include liabilities to payment card networks for reimbursements of credit card issuer losses and card reissuance costs; liabilities from future civil litigation, governmental investigations and enforcement proceedings; future expenses for legal, investigative and consulting fees and incremental expenses and capital investments for remediation activities. The Company believes that the ultimate amount paid on these services and claims could be material to the Company’s consolidated financial condition, results of operations or cash flows in future periods.

To limit its exposure to losses arising from matters such as the data security incident, the Company maintained cyber liability insurance coverage during the period that the data security incident occurred. This coverage, and certain other customary business insurance coverage, has reduced the Company’s exposure related to the data security incident. The Company will pursue recoveries to the maximum extent available under these policies.

Legal
As the Company reported in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2016, on March 10, 2016, Carrie Castillo, Anastassia Letourneau and Jacquelyn Myhre, former employees of the Company, filed a purported collective and class action lawsuit against the Company alleging violations of the Fair Labor Standards Act and Illinois and Minnesota wage laws (the “Labor Laws”) in the United States District Court for the Northern District of Illinois. The plaintiffs filed the case on their behalf and on behalf of all assistant general managers employed by the Company since January 5, 2013 whom the Company classified as exempt employees, and they allege that the Company violated the Labor Laws by not paying overtime compensation to its assistant general managers. The plaintiffs are seeking, on behalf of themselves and members of the putative class, unpaid overtime compensation, liquidated damages and available penalties under applicable state laws, a declaratory judgment, an injunction, and attorneys’ fees and costs. This case is at an early stage, and the Company is therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter. The Company intends to vigorously defend this action.

On February 10, 2016, Tammie Carter, a former employee of the Company, filed a purported collective and class action lawsuit against the Company alleging violations of the Fair Labor Standards Act and the Colorado Wage Order in the United States District Court for the District of Colorado. The plaintiff filed the case on her behalf and on behalf of all assistant general managers employed by us during the past three years whom the Company classified as exempt employees, and she alleged that the Company violated the Fair Labor Standards Act and the Colorado Wage Order by not paying overtime compensation to our assistant general managers. The plaintiff sought, on behalf of herself and members of the putative class, unpaid overtime compensation, damages (including liquidated and/or punitive damages), a declaratory judgment, an injunction, and attorneys’ fees and costs. The case was dismissed by the plaintiffs without prejudice on June 29, 2016.
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 28, 2016. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or if an unfavorable result occurs, the potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect our business, financial condition, results of operations or cash flows.

11. Subsequent Event
On July 25, 2016, Kevin Reddy resigned as the Company’s Chief Executive Officer, as Chairman of the Company’s board of directors (the “Board”) and as a member of the Board. On the same date, the Board appointed Dave Boennighausen, the Company’s Chief Financial Officer, as the interim Chief Executive Officer of the Company and Robert Hartnett as the Non-Executive Chairman of the Board.

NOODLES & COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
        Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as “we,” “us,” “our” and the “Company” in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 29, 2015. We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2016 contains 53 weeks and fiscal year 2015 contained 52 weeks.
Cautionary Note Regarding Forward-Looking Statements
        In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended December 29, 2015.
Key Measures We Use to Evaluate Our Performance
To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include revenue, average unit volumes (“AUVs”), comparable restaurant sales, restaurant contribution, EBITDA and adjusted EBITDA.
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
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income (loss) before interest expense, debt extinguishment expense, provision (benefit) for income taxes, restaurant impairment, closure costs and asset disposals, depreciation and amortization, stock-based compensation, management fees, IPO-related expenses, follow-on offering expenses, transaction costs and litigation reserves.
EBITDA and Adjusted EBITDA provide clear pictures of our operating results by eliminating certain non-cash expenses that may vary widely from period to period and are not reflective of the underlying business performance. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or to be superior to, the financial information prepared and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company uses these non-GAAP financial measures for financial and operational decision making and as a means to evaluate period-to-period comparisons. The Company believes that they provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making.

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
	(in thousands, unaudited)
Net (loss) income	$(14,087)	$3,062	$(16,460)	$310
Depreciation and amortization	7,071	6,923	13,977	13,843
Interest expense, net	598	198	1,226	427
Provision (benefit) for income taxes	2,177	1,756	1,083	(39)
EBITDA	$(4,241)	$11,939	$(174)	$14,541
Restaurant impairments, closure costs and asset disposals (1)	11,248	250	12,264	6,336
Stock-based compensation expense	501	464	849	625
Adjusted EBITDA	$7,508	$12,653	$12,939	$21,502
_____________________

(1)
The first two quarters of 2016 include the impairment of twelve restaurants and the ongoing closure costs of 16 restaurants closed in the fourth quarter of 2015. The first two quarters of 2015 include the impairment of eight restaurants. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened, closed or relocated during the periods indicated:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Company-Owned Restaurant Activity
Beginning of period	436	399	422	386
Openings	8	11	22	24
Acquisitions (1)	—	1	—	1
Closures	(1)	—	(1)	—
Restaurants at end of period	443	411	443	411
Franchise Restaurant Activity
Beginning of period	71	56	70	53
Openings	1	6	2	9
Divestitures (1)	—	(1)	—	(1)
Closures	(1)	—	(1)	—
Restaurants at end of period	71	61	71	61
Total restaurants	514	472	514	472
_____________________

(1)	Represents franchise restaurants acquired/divested by the Company.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Revenue:
Restaurant revenue	99.0%	98.8%	99.0%	98.9%
Franchising royalties and fees	1.0%	1.2%	1.0%	1.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below): (1)
Cost of sales	26.8%	26.2%	26.8%	26.4%
Labor	32.7%	30.9%	32.9%	31.2%
Occupancy	11.4%	11.0%	11.6%	11.3%
Other restaurant operating costs	15.5%	13.3%	15.2%	13.7%
General and administrative	8.1%	8.0%	8.4%	8.0%
Depreciation and amortization	5.8%	6.0%	5.9%	6.3%
Pre-opening	0.7%	1.0%	0.8%	0.9%
Restaurant impairments, closure costs and asset disposals	9.3%	0.2%	5.2%	2.9%
Total costs and expenses	109.3%	95.6%	106.0%	99.7%
(Loss) income from operations	(9.3)%	4.4%	(6.0)%	0.3%
Interest expense, net	0.5%	0.2%	0.5%	0.2%
(Loss) income before income taxes	(9.8)%	4.2%	(6.5)%	0.1%
Provision for income taxes	1.8%	1.5%	0.5%	—%
Net (loss) income	(11.6)%	2.7%	(7.0)%	0.1%
______________________________

(1)	As a percentage of restaurant revenue.

Second Quarter Ended June 28, 2016 Compared to Second Quarter Ended June 30, 2015
The table below presents our unaudited operating results for the second quarters of 2016 and 2015, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	June 28, 2016	June 30, 2015	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$120,204	$113,834	$6,370	5.6%
Franchising royalties and fees	1,203	1,399	(196)	(14.0)%
Total revenue	121,407	115,233	6,174	5.4%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	32,164	29,863	2,301	7.7%
Labor	39,316	35,149	4,167	11.9%
Occupancy	13,688	12,480	1,208	9.7%
Other restaurant operating costs	18,596	15,158	3,438	22.7%
General and administrative	9,840	9,232	608	6.6%
Depreciation and amortization	7,071	6,923	148	2.1%
Pre-opening	796	1,162	(366)	(31.5)%
Restaurant impairments, asset disposals and closure costs	11,248	250	10,998	*
Total costs and expenses	132,719	110,217	22,502	20.4%
(Loss) income from operations	(11,312)	5,016	(16,328)	*
Interest expense, net	598	198	400	*
(Loss) income before income taxes	(11,910)	4,818	(16,728)	*
Provision for income taxes	2,177	1,756	421	24.0%
Net (loss) income	$(14,087)	$3,062	$(17,149)	*
Company-owned:
Average unit volumes	$1,092	$1,123	$(31)	(2.8)%
Comparable restaurant sales	(0.9)%	0.1%
__________________

*	Not meaningful.
Revenue
Total revenue increased $6.2 million in the second quarter of 2016, or 5.4%, to $121.4 million, compared to $115.2 million in the second quarter of 2015. This increase was the result of new restaurants opened system-wide since the beginning of the second quarter of 2015, partially offset by the closure of 16 company-owned restaurants in the fourth quarter of 2015 and a decline in comparable restaurant sales. Additionally, AUVs overall decreased $31,000 due primarily to lower AUVs at non-comparable restaurants.
Comparable restaurant sales decreased by 0.9% at company-owned restaurants, 2.1% at franchise-owned restaurants and 1.0% system-wide in the second quarter of 2016.

Cost of Sales
Cost of sales increased by $2.3 million in the second quarter of 2016 compared to the same period of 2015, due primarily to the increase in restaurant revenue in the second quarter of 2016. As a percentage of restaurant revenue, cost of sales increased to 26.8% in the second quarter of 2016 from 26.2% in second quarter of 2015. The increase was primarily the result of modest commodity inflation.
Labor Costs
Labor costs increased by $4.2 million in the second quarter of 2016 compared to the same period of 2015, due primarily to the increase in restaurant revenue in the second quarter of 2016. As a percentage of restaurant revenue, labor costs increased to 32.7% in the second quarter of 2016 from 30.9% in the second quarter of 2015. The increase as a percentage of restaurant revenue was due to the increases in wage rates and benefit costs, deleverage on lower AUVs and investments in training.
Occupancy Costs
Occupancy costs increased by $1.2 million in the second quarter of 2016 compared to the second quarter of 2015, due primarily to 32 net restaurant openings. As a percentage of revenue, occupancy costs increased to 11.4% in the second quarter of 2016, compared to 11.0% in the second quarter of 2015. The increase was due primarily to deleverage on lower AUVs.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $3.4 million in the second quarter of 2016 compared to the second quarter of 2015, due primarily to increased restaurant revenue in the second quarter of 2016. As a percentage of restaurant revenue, other restaurant operating costs increased to 15.5% in the second quarter of 2016 from 13.3% in the second quarter of 2015. The increase as a percentage of restaurant revenue was primarily due to increased restaurant marketing expense, deleverage on lower AUVs and additional maintenance costs.
General and Administrative Expense
General and administrative expense increased by $0.6 million in the second quarter of 2016 compared to the second quarter of 2015, primarily due to increases in wages and benefits, including support for additional restaurants, as well as investments in marketing initiatives. As a percentage of revenue, general and administrative expense increased to 8.1% in the second quarter of 2016 from 8.0% in the second quarter of 2015.
Depreciation and Amortization
Depreciation and amortization remained relatively flat in the second quarter of 2016 compared to the second quarter of 2015. As a percentage of revenue, depreciation and amortization decreased to 5.8% in the second quarter of 2016 from 6.0% in the second quarter of 2015, due primarily to restaurants impaired or closed in prior quarters.
Pre-Opening Costs
Pre-opening costs decreased by $0.4 million in the second quarter of 2016 compared to the second quarter of 2015. As a percentage of revenue, pre-opening costs decreased to 0.7% in the second quarter of 2016 from 1.0% in the second quarter of 2015. The decrease in pre-opening costs is driven by fewer restaurants currently being constructed compared to the comparable period in the prior year, and the second quarter of 2015 having the additional costs of opening our first restaurant in Canada.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals increased by $11.0 million in the second quarter of 2016 compared to the second quarter of 2015, due primarily to the impairment of eleven restaurants in the second quarter of 2016 as a result of our current assessment of the expected future cash flows. The performance at these eleven restaurants, compounded by the higher than average construction costs of some of these restaurants, resulted in the recording of an impairment of the fixed assets. The second quarter also included the closure costs associated with restaurants closed in the fourth quarter of 2015.
Each quarter we evaluate possible impairment of fixed assets at the restaurant level and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. There can be no assurance that such evaluations will not result in additional impairment costs in future periods.
Interest Expense
Interest expense increased by $0.4 million in the second quarter of 2016 compared to the second quarter of 2015. The increase was the result of higher average borrowings and an increase in the interest rate on our credit facility in the second quarter of 2016 compared to the second quarter of 2015.

Provision for Income Taxes
In the second quarter of 2016, we had a provision for income taxes of $2.2 million compared to a provision for income taxes of $1.8 million in the second quarter of 2015. The provision for income taxes reported in the second quarter of 2016 is primarily related to a valuation allowance on deferred tax assets, whereas the provision for income taxes reported in the second quarter of 2015 was based on the annual tax rate adjusted for non-deductible expenses. During the second quarter of 2016, we determined that it was appropriate to record a valuation allowance against U.S. deferred tax assets due to uncertainty regarding the realizability of future tax benefits. During the second quarter of 2016, we recorded a valuation allowance of $0.7 million against U.S. deferred tax assets, reversed the benefit for income taxes recognized during the first quarter of 2016 of $1.3 million (exclusive of the Canadian valuation allowance recorded during the first quarter of 2016), and recognized a provision for income taxes for discrete and certain other items. As a result, the effective tax rate decreased to (18.3)% for the second quarter of 2016 compared to 36.5% for the second quarter of 2015. For the remainder of fiscal 2016 we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded.

Two Quarters Ended June 28, 2016 compared to Two Quarters Ended June 30, 2015
The table below presents our unaudited operating results for the first two quarters of 2016 and 2015, and the related quarter-over-quarter changes.

	Two Fiscal Quarters Ended		Increase / (Decrease)
	June 28, 2016	June 30, 2015	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$233,069	$218,616	$14,453	6.6%
Franchising royalties and fees	2,324	2,378	(54)	(2.3)%
Total revenue	235,393	220,994	14,399	6.5%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	62,353	57,674	4,679	8.1%
Labor	76,750	68,178	8,572	12.6%
Occupancy	27,002	24,698	2,304	9.3%
Other restaurant operating costs	35,488	29,875	5,613	18.8%
General and administrative	19,877	17,650	2,227	12.6%
Depreciation and amortization	13,977	13,843	134	1.0%
Pre-opening	1,833	2,042	(209)	(10.2)%
Restaurant impairments, asset disposals and closure costs	12,264	6,336	5,928	93.6%
Total costs and expenses	249,544	220,296	29,248	13.3%
(Loss) income from operations	(14,151)	698	(14,849)	*
Interest expense, net	1,226	427	799	*
(Loss) income before income taxes	(15,377)	271	(15,648)	*
Provision (benefit) for income taxes	1,083	(39)	1,122	*
Net (loss) income	$(16,460)	$310	$(16,770)	*
Company owned:
Average unit volumes	$1,092	$1,123	$(31)	(2.8)%
Comparable restaurant sales	(0.4)%	0.4%
__________________

*	Not meaningful.

Revenue
Total revenue increased by $14.4 million in the first two quarters of 2016 or 6.5% to $235.4 million, compared to $221.0 million the same period of 2015. This increase was the result of new restaurants opened system-wide since the beginning of the second quarter of 2015, partially offset by the closure of 16 company-owned restaurants in the fourth quarter of 2015 and a decline in comparable restaurant sales. Additionally, AUVs overall decreased $31,000 due primarily to lower AUVs at non-comparable restaurants.
Comparable restaurant sales decreased by 0.4% at company-owned restaurants, 1.3% at franchise-owned restaurants and 0.5% system-wide during the first two quarters of 2016 compared to the same period of 2015.
Cost of Sales
Cost of sales increased by $4.7 million in the first two quarters of 2016 compared to the same period of 2015, due primarily to the increase in restaurant revenue in the first two quarters of 2016. As a percentage of restaurant revenue, cost of sales increased to 26.8% in the first two quarters of 2016 from 26.4% in the first two quarters of 2015. The increase was primarily the result of modest commodity inflation.
Labor Costs
Labor costs increased by $8.6 million in the first two quarters of 2016 compared to the same period of 2015, due primarily to the increase in restaurant revenue in the first two quarters of 2016. As a percentage of restaurant revenue, labor costs increased to 32.9% in the first two quarters of 2016 from 31.2% in the first two quarters of 2015 as a result of an increase in wage rates and benefit costs, deleverage on lower AUVs and investments in training.
Occupancy Costs
Occupancy costs increased by $2.3 million in the first two quarters of 2016 compared to the first two quarters of 2015, due primarily to 32 net restaurant openings. As a percentage of revenue, occupancy costs increased to 11.6% in first two quarters of 2016, compared to 11.3% in the first two quarters of 2015. The increase was due primarily to deleverage on lower AUVs.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $5.6 million in the first two quarters of 2016 compared to the first two quarters of 2015, due primarily to increased restaurant revenue in the first two quarters of 2016. As a percentage of restaurant revenue, other restaurant operating costs increased to 15.2% in the first two quarters of 2016, compared to 13.7% in the first two quarters of 2015. The increase as a percentage of restaurant revenue was due to increased marketing initiatives, deleverage on lower AUVs and additional maintenance costs.
General and Administrative Expense
General and administrative expense increased by $2.2 million in the first two quarters of 2016 compared to the first two quarters of 2015, primarily due to an increase in wages and benefits, including support for additional restaurants and marketing initiatives. As a percentage of revenue, general and administrative expense increased to 8.4% in the first two quarters of 2016 compared to 8.0% in first two quarters of 2015.
Depreciation and Amortization
Depreciation and amortization remained relatively flat in the first two quarters of 2016 compared to the first two quarters of 2015. As a percentage of revenue, depreciation and amortization decreased to 5.9% in the first two quarters of 2016, compared to 6.3% in the first two quarters of 2015, due primarily to restaurants impaired in previous quarters.
Pre-Opening Costs
Pre-opening costs decreased by $0.2 million in the first two quarters of 2016 compared to the first two quarters of 2015. As a percentage of revenue, pre-opening costs decreased slightly to 0.8% in the first two quarters of 2016 compared to 0.9% in the first two quarters of 2015.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals increased by $5.9 million in the first two quarters of 2016 compared to the first two quarters of 2015, due primarily to the impairment of twelve restaurants in the first two quarters of 2016 as a result of our current assessment of expected future cash flows, compared to the impairment of eight restaurants in the first two quarters of 2015. The performance at these twelve restaurants, compounded by the higher than average construction costs of some of these restaurants, resulted in the recording of an impairment of the fixed assets during the first two quarters of 2016.

Interest Expense
Interest expense increased by $0.8 million in the first two quarters of 2016 compared to the same period of 2015. The increase was the result of higher average borrowings and an increase in the interest rate on our credit facility in the first two quarters of 2016 compared to the first two quarters of 2015.
Provision (Benefit) for Income Taxes
In the first two quarters of 2016, we had a provision for income taxes of $1.1 million compared to a benefit from income taxes in the first two quarters of 2015. The provision for income taxes reported in the first two quarters of 2016 is primarily related to a valuation allowance on deferred tax assets, whereas the benefit from income taxes reported in the first two quarters of 2015 was based on the annual tax rate adjusted for non-deductible expenses. During the first two quarters of 2016, we recorded a valuation allowance of $0.9 million against U.S. and Canadian deferred tax assets and recognized a provision for income taxes for discrete and certain other items. This resulted in the Company recording a net provision for income taxes of $1.1 million during the first two quarters of 2016. As a result, the effective tax rate decreased to (7.0)% for the first two quarters of 2016 compared to 14.3% for the two quarters 2015. For the remainder of fiscal 2016 we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded.

Liquidity and Capital Resources
Summary of Cash Flows
Our primary sources of liquidity and cash flows are operating cash flows and borrowings on our revolving line of credit. We use these cash sources to fund capital expenditures for new restaurant openings, to reinvest in our existing restaurants, to invest in infrastructure and information technology and to maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers on the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have at least 30 days to pay our vendors. We believe that expected cash flows from operations and planned borrowing capacity are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the remainder of fiscal year 2016.
Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Two Fiscal Quarters Ended
	June 28, 2016	June 30, 2015
Net cash provided by operating activities	$12,281	$22,656
Net cash used in investing activities	(24,016)	(22,489)
Net cash provided by (used in) financing activities	11,589	(60)
Effect of exchange rate changes on cash	127	(12)
Net (decrease) increase in cash and cash equivalents	$(19)	$95
Operating Activities
Net cash provided by operating activities was $12.3 million for the two quarters ended June 28, 2016, a decrease from $22.7 million for the two quarters ended June 30, 2015. The decrease resulted primarily from the net loss during the two quarters ended June 28, 2016, compared to net income during the two quarters ended June 30, 2015, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, closure costs and asset disposals and stock-based compensation expense, as well as changes in certain working capital accounts.
Investing Activities
Net cash flows used in investing activities decreased to $24.0 million in the two quarters ended June 28, 2016 from $22.5 million for the two quarters ended June 30, 2015. The increase from the prior year is primarily due to the timing of new restaurant construction, partially offset by the acquisition of a franchise restaurant in the prior year.

Financing Activities
Net cash provided by financing activities was $11.6 million for the two quarters ended June 28, 2016, as compared to cash used in financing activities of $0.1 million for the two quarters ended June 30, 2015. The increase in net cash provided by financing activities in 2016 over 2015 is primarily due to lower operating cash flow during the first two quarters of 2016 compared to the same period in 2015, which resulted in the need to increase our borrowings on our revolving line of credit.
Capital Resources
Future Capital Expenditure Requirements. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurants opened. Our real estate development program is dependent upon many factors, including economic conditions, real estate markets, site locations and the nature of lease agreements. Our capital expenditure outlays are also dependent on costs for maintenance and remodeling our existing restaurants as well as information technology expenses and other general corporate capital expenditures.
We currently estimate capital expenditures for the remainder of 2016 to be in the range of approximately $21.0 million to $26.0 million for a total of $45.0 million to $50.0 million for the fiscal year, of which $35.0 million to $40.0 million relates to our construction of new restaurants before any reductions for landlord reimbursements, and the remainder relates primarily to reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by a combination of cash from operations and borrowings under our revolving credit facility.
Current Resources. Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit or debit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth.
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
As of June 28, 2016, we had $79.0 million of outstanding indebtedness, $2.7 million of outstanding letters of credit and $18.3 million available for borrowing under our revolving line of credit. On August 2, 2016, the Company entered into an amendment to its credit facility to adjust the interest rate and commitment fee, to revise the financial covenant levels and related definitions and make certain other changes. All other material terms remained the same. We also maintain outstanding letters of credit to secure obligations under our workers’ compensation program and certain lease obligations.
Availability of borrowings under the revolving line of credit is conditioned on our compliance with specified covenants, including a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. We are subject to a number of other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments. Giving effect to the amendment of our credit facility, as of June 28, 2016, we were in compliance with all of our debt covenants. We expect that we will meet all applicable financial covenants in our credit facility, including the maximum lease-adjusted leverage ratio, throughout the fiscal year ending January 3, 2017. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit facility. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
Our credit facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of June 28, 2016.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 29, 2015. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 29, 2015.
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart our Business Startups (“JOBS”) Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We could be an “emerging growth company” until the end of our 2018 fiscal year.
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
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of June 28, 2016, $79.0 million was outstanding under our revolving line of credit, and $18.3 million was available for borrowing under the credit facility. An increase or decrease of 1.0% in the effective interest rate applied on this loan would have resulted in a pre-tax interest expense fluctuation of approximately $0.8 million on an annualized basis.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that affected our results in 2015 and thus far in 2016. We expect wage inflation to continue to affect our results in the near future.

Item 4. Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our interim chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2016, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our interim chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
As we reported in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2016, on March 10, 2016, Carrie Castillo, Anastassia Letourneau and Jacquelyn Myhre, former employees of the Company, filed a purported collective and class action lawsuit against the Company alleging violations of the Fair Labor Standards Act and Illinois and Minnesota wage laws (the “Labor Laws”) in the United States District Court for the Northern District of Illinois. The plaintiffs filed the case on their behalf and on behalf of all assistant general managers employed by us since January 5, 2013 whom are classified as exempt employees, and they allege that we violated the Labor Laws by not paying overtime compensation to our assistant general managers. The plaintiffs are seeking, on behalf of themselves and members of the putative class, unpaid overtime compensation, liquidated damages and available penalties under applicable state laws, a declaratory judgment, an injunction, and attorneys’ fees and costs. This case is at an early stage, and we are therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter. We intend to vigorously defend this action.

On February 10, 2016, Tammie Carter, a former employee of the Company, filed a purported collective and class action lawsuit against the Company alleging violations of the Fair Labor Standards Act and the Colorado Wage Order in the United States District Court for the District of Colorado. The plaintiff filed the case on her behalf and on behalf of all assistant general managers employed by us during the past three years whom we classified as exempt employees, and she alleged that we violated the Fair Labor Standards Act and the Colorado Wage Order by not paying overtime compensation to our assistant general managers. The plaintiff sought, on behalf of herself and members of the putative class, unpaid overtime compensation, damages (including liquidated and/or punitive damages), a declaratory judgment, an injunction, and attorneys’ fees and costs. The case was dismissed by the plaintiffs without prejudice on June 29, 2016.
In the normal course of business, we are subject to other proceedings, lawsuits and claims, including those matters that we have previously disclosed and for which there is no material update. Such matters are subject to many uncertainties, and outcomes are not predictable. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 28, 2016. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or, if an unfavorable result occurs, the potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially adversely affect our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 29, 2015.  There have been no material changes to our Risk Factors as previously reported.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
The information set forth below is included herewith for the purpose of providing disclosure under “Item 1.01 - Entry into a Material Definitive Agreement” of a Current Report on Form 8-K.
On August 2, 2016, the Company amended its Amended and Restated Credit Agreement by entering into Amendment No. 3 to Amended and Restated Credit Agreement by and among the Company, as borrower, each of the guarantors signatory thereto, Bank of America, N.A., as administrative agent and the lenders signatory thereto (the “Amendment”). The Amendment, among other things, makes certain changes to the covenants within the agreement, including (1) altering the maximum lease-adjusted leverage ratio to 5.25:1.00 until the end of the first fiscal quarter of 2017, to 5.00:1.00 for the period beginning at the end of the second fiscal quarter of 2017 through the end of the third fiscal quarter of 2017 and to 4.75:1.00 for each fiscal quarter thereafter and (2) allowing for add-backs of certain one-time costs for purposes of calculating consolidated EBITDA as defined under the agreement. The Amendment also modifies the pricing grid for interest rates and commitment fees based on the specified consolidated lease-adjusted leverage ratio.
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Noodles & Company Compensation Plan for Non-Employee Directors Amended and Restated May 4, 2016
10.2
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of August 2, 2016, by and among Noodles & Company, each of the Guarantors signatory thereto, Bank of America, N.A., as administrative agent and the lenders signatory thereto

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen Interim Chief Executive Officer and Chief Financial Officer
Date	August 5, 2016