Form 10-Q
period 2016-09-27
NOODLES & Co
filed 2016-11-07
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2016
or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Class A Common Stock, $0.01 par value per share	26,341,763 shares
Class B Common Stock, $0.01 par value per share	1,522,098 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 27, 2016	December 29, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,966	$1,912
Accounts receivable	4,801	4,990
Inventories	11,212	10,494
Prepaid expenses and other assets	8,458	7,185
Income tax receivable	699	820
Total current assets	27,136	25,401
Property and equipment, net	202,304	203,713
Deferred tax assets, net	—	664
Goodwill	6,400	6,400
Intangibles, net	1,738	1,809
Other assets, net	2,017	1,974
Total long-term assets	212,459	214,560
Total assets	$239,595	$239,961
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,298	$15,073
Accrued payroll and benefits	10,732	5,417
Accrued expenses and other current liabilities	15,428	12,424
Total current liabilities	35,458	32,914
Long-term debt, net	83,990	67,732
Deferred rent	44,085	39,597
Deferred tax liabilities, net	461	—
Other long-term liabilities	4,769	5,946
Total liabilities	168,763	146,189
Stockholders’ equity:
Preferred stock—$0.01 par value, authorized 1,000,000 shares as of September 27, 2016 and December 29, 2015; no shares issued or outstanding	—	—
Common stock—$0.01 par value, authorized 180,000,000 shares as of September 27, 2016 and December 29, 2015; 30,292,166 issued and 27,868,295 outstanding as of September 27, 2016 and 30,138,672 issued and 27,714,801 outstanding as of December 29, 2015	303	301
Treasury stock, at cost, 2,423,871 shares as of September 27, 2016 and December 29, 2015	(35,000)	(35,000)
Additional paid-in capital	123,889	120,634
Accumulated other comprehensive loss	(31)	(134)
(Accumulated deficit) retained earnings	(18,329)	7,971
Total stockholders’ equity	70,832	93,772
Total liabilities and stockholders’ equity	$239,595	$239,961

   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Revenue:
Restaurant revenue	$121,442	$116,151	$354,511	$334,767
Franchising royalties and fees	1,239	1,177	3,563	3,555
Total revenue	122,681	117,328	358,074	338,322
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	33,112	30,941	95,465	88,616
Labor	40,973	37,687	117,723	105,865
Occupancy	13,792	12,911	40,794	37,609
Other restaurant operating costs	18,470	17,003	53,958	46,878
General and administrative	15,251	9,384	35,128	27,034
Depreciation and amortization	7,006	7,117	20,983	20,959
Pre-opening	856	1,108	2,689	3,150
Restaurant impairments, closure costs and asset disposals	2,283	16,479	14,547	22,815
Total costs and expenses	131,743	132,630	381,287	352,926
Loss from operations	(9,062)	(15,302)	(23,213)	(14,604)
Interest expense, net	738	391	1,964	818
Loss before income taxes	(9,800)	(15,693)	(25,177)	(15,422)
Provision (benefit) for income taxes	41	(5,872)	1,124	(5,911)
Net loss	$(9,841)	$(9,821)	$(26,301)	$(9,511)
Loss per share of Class A and Class B common stock, combined:
Basic	$(0.35)	$(0.35)	$(0.95)	$(0.32)
Diluted	$(0.35)	$(0.35)	$(0.95)	$(0.32)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	27,802,020	28,253,859	27,786,827	29,349,061
Diluted	27,802,020	28,253,859	27,786,827	29,349,061

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Net loss	$(9,841)	$(9,821)	$(26,301)	$(9,511)
Other comprehensive income (loss):
Foreign currency translation adjustments	(24)	(80)	(103)	(92)
Other comprehensive loss	(24)	(80)	(103)	(92)
Comprehensive loss	$(9,865)	$(9,901)	$(26,404)	$(9,603)

 See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Fiscal Quarters Ended
	September 27, 2016	September 29, 2015
Operating activities
Net loss	$(26,301)	$(9,511)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,983	20,959
Deferred income taxes	1,124	(7,826)
Restaurant impairments, closure costs and asset disposals	12,903	22,740
Amortization of debt issuance costs	91	73
Stock-based compensation	2,021	1,036
Gain on insurance proceeds received for property damage	(416)	—
Changes in operating assets and liabilities:
Accounts receivable	194	686
Inventories	(717)	(945)
Prepaid expenses and other assets	(1,315)	(1,585)
Accounts payable	(3,182)	512
Deferred rent	4,480	5,027
Income taxes	121	1,538
Accrued expenses and other liabilities	6,078	5,182
Net cash provided by operating activities	16,064	37,886
Investing activities
Purchases of property and equipment	(33,784)	(35,616)
Acquisition of franchise restaurant	—	(628)
Insurance proceeds received for property damage	500	—
Net cash used in investing activities	(33,284)	(36,244)
Financing activities
Proceeds from issuance of long-term debt	314,181	328,008
Payments on long-term debt	(297,916)	(295,104)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	1,065	(2,029)
Acquisition of treasury stock	—	(32,152)
Other financing activities	(98)	(163)
Net cash provided by (used in) financing activities	17,232	(1,440)
Effect of exchange rate changes on cash	42	(92)
Net increase in cash and cash equivalents	54	110
Cash and cash equivalents
Beginning of period	1,912	1,906
End of period	$1,966	$2,016

See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation
Business
Noodles & Company (the “Company” or “Noodles & Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups and salads. As of September 27, 2016, the Company had 455 company-owned restaurants and 73 franchise restaurants in 35 states, the District of Columbia and one Canadian province. The Company operates its business as one operating and reportable segment.
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
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2016, which ends on January 3, 2017, contains 53 weeks, and fiscal year 2015, which ended on December 29, 2015, contained 52 weeks. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. The Company’s fiscal quarter that ended September 27, 2016 is referred to as the third quarter of 2016, and the fiscal quarter ended September 29, 2015 is referred to as the third quarter of 2015.
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

2. Supplemental Financial Information
Property and equipment, net, consists of the following (in thousands):

	September 27, 2016	December 29, 2015
Leasehold improvements	$228,838	$216,474
Furniture, fixtures and equipment	128,606	120,132
Construction in progress	4,763	11,485
	362,207	348,091
Accumulated depreciation and amortization	(159,903)	(144,378)
	$202,304	$203,713

3. Long-Term Debt
The Company has a credit facility with a borrowing capacity on the revolving line of credit of $100.0 million, expiring in June 2020. As of September 27, 2016, the Company had $84.5 million of indebtedness and $2.7 million letters of credit outstanding under the revolving line of credit. The Company’s ability to borrow funds pursuant to the revolving line of credit is further limited by the requirement that it comply with the revolving line of credit’s financial covenants upon the measurement dates specified therein. These financial covenants include a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. The credit agreement also contains other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments.

The credit facility bore interest between 2.59% and 5.50% during the first three quarters of 2016. On August 2, 2016, the Company entered into an amendment to its credit facility to revise the financial covenant levels and related definitions and make certain other changes, including an increase in the interest rate and commitment fee. All other material terms remained the same. The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of September 27, 2016.

On November 4, 2016, the Company entered into an amendment to its credit facility to (i) remove the ability to increase the maximum commitment amount under the credit facility, (ii) require quarterly amortization payments of $2.5 million, with corresponding reductions of commitments, beginning in the third fiscal quarter of 2017, (iii)  revise the financial covenant levels and related financial definitions (as described below), (iv) reduce certain of the baskets for permitted indebtedness, (v) add restrictions with respect to capital expenditures and the entry into new leases (as described below), (vi) increase the interest rate margin and commitment fees and (vii) make certain other changes.  The Consolidated EBITDA definition in the amended credit facility will permit up to $1.5 million of one-time costs associated with the termination of leases associated with the Company’s reduction in development and up to $2.7 million of pro forma general and administrative cash cost savings resulting from the headcount reduction completed prior to the end of the third fiscal quarter of 2016 to be added back into the EBITDA calculation.  The credit facility amendment will increase the maximum lease-adjusted leverage ratio to 5.50x, and it provides for such ratio to step down to 5.25x in the second fiscal quarter of 2017, 5.00x in the fourth fiscal quarter of 2017 and 4.75x in the second fiscal quarter of 2018. The amendment also reduces the minimum fixed charge coverage level from 1.50x to 1.15x (stepping up to 1.25x in the third fiscal quarter of 2017).  Growth capital expenditures (such as expenditures for new restaurants and acquisitions) will be limited under the amended credit facility to $4.0 million in the fourth fiscal quarter of 2016 and to $10.0 million in each fiscal year thereafter, and there will be a test of availability under the line of credit for any borrowings the proceeds of which are to be used for such growth capital expenditures.  The amended credit facility also contains a new negative covenant that requires the Company to be in compliance with a 5.00x lease-adjusted leverage ratio or have liquidity of at least $10.0 million to enter into leases for new restaurants.  Certain of the revisions to the financial covenants and financial covenant definitions in the credit facility amendment provide the Company with more flexibility; however, certain other terms of the amended credit facility, and specifically the added restrictions with respect to capital expenditures and the entry into new leases, may restrict the Company’s activities, particularly development of new restaurants.

4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate their fair values due to their short-term nature. The carrying amounts of borrowings under the credit facility approximate fair value as the line of credit and term borrowings vary with market interest rates and negotiated terms and conditions are consistent with current market rates. The fair value of the Company’s line of credit borrowings is measured using Level 2 inputs.

Adjustments to the fair value of non-financial assets measured at fair value on a non-recurring basis as of September 27, 2016 and September 29, 2015 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes
The following table presents the Company’s provision (benefit) for income taxes (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Provision (benefit) for income taxes	$41	$(5,872)	$1,124	$(5,911)
Effective tax rate	(0.4)%	37.4%	(4.5)%	38.3%

During the first three quarters of 2016, the Company recorded a valuation allowance of $0.9 million against U.S. and Canadian deferred tax assets and recognized a provision for income taxes for discrete and certain other items. This resulted in the Company recording a net provision for income taxes of $1.1 million during the first three quarters of 2016.
The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit to the effective tax rate. The effective tax rate for the third quarter of 2016 and the first three quarters of 2016 reflects the impact of a valuation allowance on deferred tax assets. For the remainder of fiscal 2016, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded.

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
The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Stock-based compensation expense	$1,172	$455	$2,021	$1,155
Capitalized stock-based compensation expense	$47	$56	$171	$156

Included in stock-based compensation expense in the third quarter of 2016 and in the first three quarters of 2016 is a $0.7 million charge for modifying the outstanding stock options for Kevin Reddy, who resigned from his position as the Chairman of the Board and from his position as the Company’s Chief Executive Officer in July 2016. In connection with Mr. Reddy’s termination from the Company, the Company extended the exercise period of Mr. Reddy’s vested options and as a result he has the right to exercise his vested options to purchase the Company’s Class A common stock through October 23, 2017.

7. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Restaurant impairments (1)	$79	$16,213	$10,620	$22,157
Closure costs (1) (2)	642	16	1,729	52
Loss on disposal of assets and other (2)	1,562	250	2,198	606
	$2,283	$16,479	$14,547	$22,815

_____________________________

(1)	Restaurant impairments and closure costs in all periods presented above include expenditures related to restaurants previously impaired or closed.

(2)
The Company revised its classification of certain prior year closure costs and loss on disposal of assets and other expenses to conform with the current year presentation. Included in loss on disposal of assets and other for both the third quarter and first three quarters of 2016 is a $1.1 million charge to reduce capitalized labor and overhead as a result of the reduced growth for new restaurant development. Additionally the third quarter of 2016 and the first three quarters of 2016 include a $0.4 million gain from insurance proceeds received for property damage in excess of the loss recognized.

During the first three quarters of 2016, 12 restaurants were identified as impaired compared to 33 restaurants during the first three quarters of 2015, primarily related to management’s current assessment of the expected future cash flows of various restaurants based on recent results. Impairment expense is a Level 3 fair value measure and was determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value. The closure costs of $0.6 million recognized during the third quarter of 2016 and $1.7 million recognized during the first three quarters of 2016 are related to the ongoing costs of restaurants closed in the fourth quarter of 2015. These expenses are included in the “Restaurant impairments, closure costs and asset disposals” line in the Condensed Consolidated Statements of Operations.

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
The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Net loss	$(9,841)	$(9,821)	$(26,301)	$(9,511)
Shares:
Basic weighted average shares outstanding	27,802,020	28,253,859	27,786,827	29,349,061
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	27,802,020	28,253,859	27,786,827	29,349,061
Loss per share:
Basic loss per share	$(0.35)	$(0.35)	$(0.95)	$(0.32)
Diluted loss per share	$(0.35)	$(0.35)	$(0.95)	$(0.32)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings (loss) per share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss. The number of shares issuable on the exercise of share based awards excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 2,813,079 and 2,837,962 for the third quarters of 2016 and 2015, respectively, and totaled 1,494,700 and 2,837,962 for first three quarters of 2016 and 2015, respectively.

9. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the three quarters ended September 27, 2016 and September 29, 2015 (in thousands):

	September 27, 2016	September 29, 2015
Interest paid (net of amounts capitalized)	$1,983	$445
Income taxes (refunded) paid	(121)	379
Changes in purchases of property and equipment accrued in accounts payable, net	(2,014)	(115)

10. Commitments and Contingencies
Severance Costs
During the third quarter of 2016, the Company recorded a charge for severance expenses of $2.5 million. The charge was recorded in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The severance expenses primarily relate to the termination benefits for Kevin Reddy, who resigned from his position as the Chairman of the Board and from his position as the Company’s Chief Executive Officer in July 2016. Under the release agreement executed with Mr. Reddy, he is entitled to certain severance payments, including payments totaling one and one-half times his current base salary and COBRA premiums for eighteen months. The severance payments of $1.3 million owed to Mr. Reddy and one other former employee subsequent to September 27, 2016 are recorded in accrued expenses and other current liabilities in the Company’s unaudited condensed consolidated balance sheets.

Data Security Incident

Overview

On June 28, 2016, the Company announced that a data security incident compromised the security of the payment information of some customers who used debit or credit cards at certain Noodles & Company locations between January 31, 2016 and June 2, 2016. Credit and debit cards used at the affected locations are no longer at risk from the malware involved in this incident, and the Company has been implementing additional security procedures to further secure customers’ debit and credit card information.

Processor Assessments

The Company expects payment card companies to issue assessments to the Company’s credit card processor for card replacement and card issuer losses alleged to be associated with the data security incident. The credit card processor, in turn, will likely seek indemnification from the Company for these amounts, as provided for under the agreement between the Company and the credit card processor. At present, the Company cannot reasonably estimate the range of potential losses that will be associated with the payment card companies’ expected claims for non-ordinary course operating expenses and alleged card issuer losses and/or card replacement costs, although some amount of losses are probable in the Company’s judgment. This range is not reasonably estimable because the Company has not yet received third-party card issuer loss reporting from the payment card networks, the investigation into the matter is ongoing and there are significant factual and legal issues to be resolved. Although the Company maintains data security liability insurance, it currently believes that it is possible that the ultimate amount paid by the Company with respect to this matter will be in excess of the limits of the data security liability insurance coverage applicable to claims of this nature. It is possible that losses associated with the data privacy incident, including losses associated with these assessments, could have a material impact on the Company’s results of operations in future periods. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is probable that a loss will be incurred and the minimum amount of the loss is reasonably estimable.

Data Security Litigation

In addition to claims by payment card companies with respect to the data security incident, Selco Community Credit Union filed a purported class action lawsuit against the Company in the United States District Court for the District of Colorado on September 6, 2016 alleging that the Company negligently failed to provide adequate security to protect the personal and financial information of customers of Selco and other similarly situated credit unions, banks and other financial institutions alleged to be part of the putative class (the “Selco Litigation”). The complaint in the Selco Litigation also claims the Company violated Section 5 of the Federal Trade Commission Act, which prohibits unfair practices in or affecting commerce, and it seeks monetary damages, injunctive relief and attorneys’ fees.

Midwest America Federal Credit Union and Veridian Credit Union also filed a purported class action lawsuit against the Company in the United States District Court for the District of Colorado on October 6, 2016 on behalf of itself and similarly situated credit unions, banks and other financial institutions containing the same allegations and seeking the same remedies as the Complaint in the Selco Litigation (the “Midwest America Litigation”).

Kemba Financial Credit Union also filed a purported class action lawsuit against the Company in the United States District Court for the District of Colorado on October 24, 2016 on behalf of itself and similarly situated credit unions, banks and other financial institutions containing the same allegations and seeking the same remedies as the complaints in the Selco Litigation and the Midwest America Litigation (the “Kemba Financial Litigation”).

The Company intends to seek to consolidate the Selco Litigation, the Midwest America Litigation and the Kemba Financial Litigation, and it intends to vigorously defend these actions. The Company cannot reasonably estimate the range of potential losses that will be associated with these actions because each is at an early stage. Although the Company maintains data security liability insurance, it currently believes that it is possible that the ultimate amount paid by the Company with respect to this matter will be in excess of the limits of the Company’s data security liability insurance coverage applicable to claims of this nature. It is possible that losses associated with the data privacy incident, including losses associated with these actions, could have a material impact on the Company’s results of operations in future periods. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is probable that a loss will be incurred and the amount of the loss is reasonably estimable.

Fees and Costs

The Company has incurred fees and costs associated with this data security incident, including legal fees, investigative fees, other professional fees and costs of communications with customers, all of which to date have been paid or reimbursed by its data security liability insurer. The Company expects to continue to incur significant fees and costs associated with the data security incident in future periods. Fees and costs related to the data security incident may also include other liabilities to payment card networks, liabilities from future litigation, governmental investigations and enforcement proceedings and capital investments for remediation activities, among others. The aggregate amount of such fees and costs cannot be reasonably estimated by the Company at present, but these fees and costs may be in excess of the limit that the data security liability insurer will pay or reimburse, in which case the Company will bear these fees and costs. It is possible that losses associated with the data privacy incident, including such fees and costs, could have a material impact on the Company’s results of operations in future periods.
Insurance Coverage

As discussed above, to limit its exposure to losses arising from matters such as the data security incident, the Company maintained at the time of the incident and continues to maintain data privacy liability insurance coverage. This coverage, and certain other customary business insurance coverage, has reduced the Company’s exposure related to the data security incident. The Company will pursue the maximum recoveries available under these policies.

Labor Law Matter

As the Company reported in its Quarterly Reports on Form 10-Q for the quarters ended March 29, 2016 and June 28, 2016, Carrie Castillo, Anastassia Letourneau and Jacquelyn Myhre, former employees of the Company, filed a purported collective and class action lawsuit against the Company on March 10, 2016 alleging violations of the Fair Labor Standards Act and Illinois and Minnesota wage laws (the “Labor Laws”) in the United States District Court for the Northern District of Illinois. The plaintiffs filed the case on their behalf and on behalf of all assistant general managers employed by the Company since January 5, 2013 whom the Company classified as exempt employees, and they allege that the Company violated the Labor Laws by not paying overtime compensation to its assistant general managers. The plaintiffs were seeking, on behalf of themselves and members of the putative class, unpaid overtime compensation, liquidated damages and available penalties under applicable state laws, a declaratory judgment, an injunction and attorneys’ fees and costs. In the third quarter of 2016, the Company and the plaintiffs in the litigation agreed in principle to settle the litigation. To cover the estimated costs of the settlement, including estimated payments to any opt-in members and class attorneys, as well as related settlement administration costs, the Company recorded a charge of $3.0 million in the third quarter of 2016.  The charge was recorded in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations and in accrued expenses and other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The settlement is subject to approval of the United States District Court for the Northern District of Illinois.

Other Matters

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 27, 2016. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or if an unfavorable result occurs, the potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

11. Share Repurchases
On June 4, 2015, the Company announced a share repurchase program of up to $35.0 million of the Company’s Class A common stock. Under this program, the Company was able to purchase shares of the Company’s Class A common stock in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions. During the three quarters ended September 29, 2015, the Company repurchased 2,423,871 shares of its common stock for approximately $35.0 million in open market transactions, thereby completing the repurchase program. Repurchased shares are held as treasury shares and may be used for the issuance of shares under the Company’s Stock Incentive Plan.

NOODLES & COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
        Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as “we,” “us,” “our” and the “Company” in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 29, 2015. We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2016 contains 53 weeks and fiscal year 2015 contained 52 weeks.
Cautionary Note Regarding Forward-Looking Statements
        In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, costs associated with our data security incident, including legal fees, investigative fees, other professional fees and the cost of communications with customers, as well as potential losses associated with settling payment card networks’ expected claims and litigation associated with the data security breach; our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our growth strategy; the success of our marketing efforts; our ability to open new restaurants on schedule; current economic conditions; price and availability of commodities; our ability to adequately staff our restaurants; changes in labor costs; consumer confidence and spending patterns; the assumptions used in the adjustment of interest expense and the adjustments for certain incremental legal, accounting, insurance and other compliance costs used to calculate adjusted net income; changes in consumer tastes and the level of acceptance of the Company’s restaurant concepts (including consumer acceptance of prices and the success of our catering offerings); consumer reactions to public health issues and perceptions of food safety; seasonal factors; weather; and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended December 29, 2015.
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
Franchise royalties and fees represent royalty income and initial franchise fees. While we expect that the majority of our revenue and net income growth will be driven by company-owned restaurants, our franchise restaurants remain an important factor impacting our revenue and financial performance.
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
Since opening new company-owned and franchise restaurants is a part of our growth strategy and we anticipate new restaurants will be a component of our revenue growth, comparable restaurant sales are only one measure of how we evaluate our performance.
Restaurant Contribution
Restaurant contribution is defined as restaurant revenue less restaurant operating costs which are cost of sales, labor, occupancy and other restaurant operating costs. Fluctuations in restaurant contribution margin can also be attributed to those factors discussed above for the components of restaurant operating costs.
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization, restaurant impairments, closure costs and asset disposals, litigation settlements, severance costs and stock-based compensation.
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
Recent Trends, Risks and Uncertainties

We plan to pursue a more moderate unit growth rate, which we anticipate will result in our revenue growing at a slower rate than would be expected if our unit growth rate continued at the historical rate. Our restaurant level margin may also be negatively affected in future periods as AUVs at our restaurants that have been open for less than 18 full periods have been lower than the system average in recent quarters. Like much of the restaurant industry, our labor costs have risen in recent periods and we expect that labor costs will continue to rise in future periods as wage rates and benefit costs increase. Conversely, we expect general and administrative expenses as a percentage of restaurant revenue to decrease as our efforts to reduce corporate overhead costs are realized. Furthermore, we anticipate pre-opening costs to decrease as a result of the more moderate anticipated growth rate. We intend to open a total of approximately 44 new restaurants system-wide, including 38 new company-owned restaurants, by the end of the current fiscal year, and we anticipate opening approximately 10 to 15 new company-owned restaurants in 2017.

Results of Operations
The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
	(in thousands, unaudited)
Net loss	$(9,841)	$(9,821)	$(26,301)	$(9,511)
Depreciation and amortization	7,006	7,117	20,983	20,959
Interest expense, net	738	391	1,964	818
Provision (benefit) for income taxes	41	(5,872)	1,124	(5,911)
EBITDA	$(2,056)	$(8,185)	$(2,230)	$6,355
Restaurant impairments, closure costs and asset disposals (1)	2,283	16,479	14,547	22,815
Litigation settlement (2)	3,000	—	3,000	—
Severance costs (3)	1,740	—	1,740	—
Stock-based compensation expense (4)	1,219	411	2,192	1,036
Adjusted EBITDA	$6,186	$8,705	$19,249	$30,206
_____________________

(1)
The first three quarters of 2016 include the impairment of 12 restaurants and the ongoing closure costs of restaurants closed in the fourth quarter of 2015. The first three quarters of 2015 include the impairment of 33 restaurants. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

(2)	The third quarter of 2016 included a charge of $3.0 million recorded to cover estimated costs of an employment-related litigation settlement.

(3)	The third quarter of 2016 included severance costs from a reduction in headcount as a result of reducing new restaurant development.

(4)
Included in stock-based compensation expense in the third quarter of 2016 and in the first three quarters of 2016 is a $0.7 million charge for modifying the outstanding stock options for Kevin Reddy, who resigned from his position as the Chairman of the Board and from his position as the Company’s Chief Executive Officer in July 2016.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened, closed or relocated during the periods indicated:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Company-Owned Restaurant Activity
Beginning of period	443	411	422	386
Openings	12	13	34	37
Acquisitions (1)	—	—	—	1
Closures	—	—	(1)	—
Restaurants at end of period	455	424	455	424
Franchise Restaurant Activity
Beginning of period	71	61	70	53
Openings	2	3	4	12
Divestitures (1)	—	—	—	(1)
Closures	—	—	(1)	—
Restaurants at end of period	73	64	73	64
Total restaurants	528	488	528	488
_____________________

(1)	Represents franchise restaurants acquired/divested by the Company.

The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Revenue:
Restaurant revenue	99.0%	99.0%	99.0%	98.9%
Franchising royalties and fees	1.0%	1.0%	1.0%	1.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below): (1)
Cost of sales	27.3%	26.6%	26.9%	26.5%
Labor	33.7%	32.4%	33.2%	31.6%
Occupancy	11.4%	11.1%	11.5%	11.2%
Other restaurant operating costs	15.2%	14.6%	15.2%	14.0%
General and administrative	12.4%	8.0%	9.8%	8.0%
Depreciation and amortization	5.7%	6.1%	5.9%	6.2%
Pre-opening	0.7%	0.9%	0.8%	0.9%
Restaurant impairments, closure costs and asset disposals	1.9%	14.0%	4.1%	6.7%
Total costs and expenses	107.4%	113.1%	106.5%	104.3%
Loss from operations	(7.4)%	(13.1)%	(6.5)%	(4.3)%
Interest expense, net	0.6%	0.3%	0.5%	0.2%
Loss before income taxes	(8.0)%	(13.4)%	(7.0)%	(4.5)%
Provision (benefit) for income taxes	—%	(5.0)%	0.3%	(1.7)%
Net loss	(8.0)%	(8.4)%	(7.3)%	(2.8)%
______________________________

(1)	As a percentage of restaurant revenue.

Third Quarter Ended September 27, 2016 Compared to Third Quarter Ended September 29, 2015
The table below presents our unaudited operating results for the third quarters of 2016 and 2015, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	September 27, 2016	September 29, 2015	$	%

	(in thousands)
Revenue:
Restaurant revenue	$121,442	$116,151	$5,291	4.6%
Franchising royalties and fees	1,239	1,177	62	5.3%
Total revenue	122,681	117,328	5,353	4.6%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	33,112	30,941	2,171	7.0%
Labor	40,973	37,687	3,286	8.7%
Occupancy	13,792	12,911	881	6.8%
Other restaurant operating costs	18,470	17,003	1,467	8.6%
General and administrative	15,251	9,384	5,867	62.5%
Depreciation and amortization	7,006	7,117	(111)	(1.6)%
Pre-opening	856	1,108	(252)	(22.7)%
Restaurant impairments, asset disposals and closure costs	2,283	16,479	(14,196)	(86.1)%
Total costs and expenses	131,743	132,630	(887)	(0.7)%
Loss from operations	(9,062)	(15,302)	6,240	40.8%
Interest expense, net	738	391	347	88.7%
Loss before income taxes	(9,800)	(15,693)	5,893	37.6%
Provision (benefit) for income taxes	41	(5,872)	5,913	*
Net loss	$(9,841)	$(9,821)	$(20)	(0.2)%
Company-owned:
Average unit volumes	$1,087	$1,111	$(24)	(2.2)%
Comparable restaurant sales	(0.9)%	(0.7)%
__________________

*	Not meaningful.
Revenue
Total revenue increased $5.4 million in the third quarter of 2016, or 4.6%, to $122.7 million, compared to $117.3 million in the third quarter of 2015. This increase was the result of new restaurants opened system-wide since the beginning of the third quarter of 2015, partially offset by the closure of 16 company-owned restaurants in the fourth quarter of 2015 and a decline in comparable restaurant sales. Additionally, AUVs decreased $24,000 due primarily to lower AUVs at our restaurants that have been open for less than 18 full periods compared to our system-wide average.
Comparable restaurant sales decreased by 0.9% at company-owned restaurants, increased by 0.6% at franchise-owned restaurants and decreased by 0.7% system-wide in the third quarter of 2016.

Cost of Sales
Cost of sales increased by $2.2 million, or 7.0%, in the third quarter of 2016 compared to the same period of 2015, due primarily to the increase in restaurant revenue in the third quarter of 2016. As a percentage of restaurant revenue, cost of sales increased to 27.3% in the third quarter of 2016 from 26.6% in third quarter of 2015. The increase as a percentage of restaurant revenue was primarily the result of modest commodity inflation and the introduction of naturally raised steak to our menu in late July 2016.
Labor Costs
Labor costs increased by $3.3 million, or 8.7%, in the third quarter of 2016 compared to the same period of 2015, due primarily to the increase in restaurant revenue in the third quarter of 2016. As a percentage of restaurant revenue, labor costs increased to 33.7% in the third quarter of 2016 from 32.4% in the third quarter of 2015. The increase as a percentage of restaurant revenue was due to increases in wage rates and benefit costs, deleverage on lower AUVs and incremental costs associated with our bi-annual restaurant manager conference.
Occupancy Costs
Occupancy costs increased by $0.9 million, or 6.8%, in the third quarter of 2016 compared to the third quarter of 2015, due primarily to 31 net restaurant openings. As a percentage of revenue, occupancy costs increased to 11.4% in the third quarter of 2016, compared to 11.1% in the third quarter of 2015. The increase was due primarily to deleverage on lower AUVs.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $1.5 million, or 8.6%, in the third quarter of 2016 compared to the third quarter of 2015, due primarily to increased restaurant revenue in the third quarter of 2016. As a percentage of restaurant revenue, other restaurant operating costs increased to 15.2% in the third quarter of 2016 from 14.6% in the third quarter of 2015. The increase as a percentage of restaurant revenue was primarily due to deleverage on lower AUVs and additional maintenance costs.
General and Administrative Expense
General and administrative expense increased by $5.9 million, or 62.5%, in the third quarter of 2016 compared to the third quarter of 2015, primarily attributable to a $2.5 million charge for severance expenses and a $3.0 million charge for a litigation settlement related to the Labor Law Matter described under Part II, Item 1 of this report. As a percentage of revenue, general and administrative expense increased to 12.4% in the third quarter of 2016 from 8.0% in the third quarter of 2015.
Depreciation and Amortization
Depreciation and amortization decreased by $0.1 million, or 1.6%, in the third quarter of 2016 compared to the third quarter of 2015. As a percentage of revenue, depreciation and amortization decreased to 5.7% in the third quarter of 2016 from 6.1% in the third quarter of 2015, due primarily to restaurants impaired or closed in prior quarters.
Pre-Opening Costs
Pre-opening costs decreased by $0.3 million, or 22.7%, in the third quarter of 2016 compared to the third quarter of 2015. As a percentage of revenue, pre-opening costs decreased to 0.7% in the third quarter of 2016 from 0.9% in the third quarter of 2015. The decrease in pre-opening costs was due to fewer restaurants under construction compared to the comparable period in the prior year.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals decreased by $14.2 million, or 86.1%, in the third quarter of 2016 compared to the third quarter of 2015, due primarily to the impairment of 25 restaurants in the third quarter of 2015, partially offset by ongoing closure costs recognized in the third quarter of 2016 associated with the restaurants closed in the fourth quarter of 2015 and a $1.1 million charge to reduce capitalized labor and overhead as a result of the reduced growth for new restaurant development. Additionally, the third quarter of 2016 includes a $0.4 million gain from insurance proceeds received for property damage in excess of the loss recognized.
Each quarter we evaluate possible impairment of fixed assets at the restaurant level and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. There can be no assurance that such evaluations will not result in additional impairment costs in future periods.
Interest Expense

Interest expense increased by $0.3 million, or 88.7%, in the third quarter of 2016 compared to the third quarter of 2015. The increase was the result of higher average borrowings and an increase in the interest rate on our credit facility in the third quarter of 2016 compared to the third quarter of 2015.
Provision (Benefit) for Income Taxes
In the third quarter of 2016, we had a provision for income taxes compared to a benefit from income taxes of $5.9 million in the third quarter of 2015. The benefit from income tax in the third quarter of 2015 is primarily based on the annual tax rate adjusted for non-deductible expenses and discrete items. As of September 27, 2016, we continued to maintain a full valuation allowance on our U.S. and Canadian deferred tax assets due to uncertainty regarding the realizability of future tax benefits. As a result, the effective tax rate decreased to (0.4)% for the third quarter of 2016 compared to 37.4% for the third quarter of 2015. For the remainder of fiscal 2016 we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded.

Three Quarters Ended September 27, 2016 compared to Three Quarters Ended September 29, 2015
The table below presents our unaudited operating results for the first three quarters of 2016 and 2015, and the related period-over-period changes.

	Three Fiscal Quarters Ended		Increase / (Decrease)
	September 27, 2016	September 29, 2015	$	%

	(in thousands)
Revenue:
Restaurant revenue	$354,511	$334,767	$19,744	5.9%
Franchising royalties and fees	3,563	3,555	8	0.2%
Total revenue	358,074	338,322	19,752	5.8%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	95,465	88,616	6,849	7.7%
Labor	117,723	105,865	11,858	11.2%
Occupancy	40,794	37,609	3,185	8.5%
Other restaurant operating costs	53,958	46,878	7,080	15.1%
General and administrative	35,128	27,034	8,094	29.9%
Depreciation and amortization	20,983	20,959	24	0.1%
Pre-opening	2,689	3,150	(461)	(14.6)%
Restaurant impairments, asset disposals and closure costs	14,547	22,815	(8,268)	(36.2)%
Total costs and expenses	381,287	352,926	28,361	8.0%
Loss from operations	(23,213)	(14,604)	(8,609)	(58.9)%
Interest expense, net	1,964	818	1,146	*
Loss before income taxes	(25,177)	(15,422)	(9,755)	(63.3)%
Provision (benefit) for income taxes	1,124	(5,911)	7,035	*
Net loss	$(26,301)	$(9,511)	$(16,790)	*
Company-owned:
Average unit volumes	$1,087	$1,111	$(24)	(2.2)%
Comparable restaurant sales	(0.6)%	(0.6)%
__________________

*	Not meaningful.

Revenue
Total revenue increased by $19.8 million, or 5.8%, in the first three quarters of 2016 to $358.1 million, compared to $338.3 million the same period of 2015. This increase was the result of new restaurants opened system-wide since the beginning of the first quarter of 2015, partially offset by the closure of 16 company-owned restaurants in the fourth quarter of 2015 and a decline in comparable restaurant sales. Additionally, AUVs overall decreased $24,000 due primarily to lower AUVs at our restaurants that have been open for less than 18 full periods compared to our system-wide average.
Comparable restaurant sales decreased by 0.6% at company-owned restaurants, 0.6% at franchise-owned restaurants and 0.6% system-wide during the first three quarters of 2016 compared to the same period of 2015.
Cost of Sales
Cost of sales increased by $6.8 million, or 7.7%, in the first three quarters of 2016 compared to the same period of 2015, due primarily to the increase in restaurant revenue in the first three quarters of 2016. As a percentage of restaurant revenue, cost of sales increased to 26.9% in the first three quarters of 2016 from 26.5% in the first three quarters of 2015. The increase was primarily the result of modest commodity inflation.
Labor Costs
Labor costs increased by $11.9 million, or 11.2%, in the first three quarters of 2016 compared to the same period of 2015, due primarily to the increase in restaurant revenue in the first three quarters of 2016. As a percentage of restaurant revenue, labor costs increased to 33.2% in the first three quarters of 2016 from 31.6% in the first three quarters of 2015 as a result of an increase in wage rates and benefit costs, as well as deleverage on lower AUVs.
Occupancy Costs
Occupancy costs increased by $3.2 million, or 8.5%, in the first three quarters of 2016 compared to the first three quarters of 2015, due primarily to 31 net restaurant openings. As a percentage of revenue, occupancy costs increased to 11.5% in first three quarters of 2016, compared to 11.2% in the first three quarters of 2015. The increase was due primarily to deleverage on lower AUVs.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $7.1 million, or 15.1%, in the first three quarters of 2016 compared to the first three quarters of 2015, primarily due to increased restaurant revenue in the first three quarters of 2016. As a percentage of restaurant revenue, other restaurant operating costs increased to 15.2% in the first three quarters of 2016, compared to 14.0% in the first three quarters of 2015. The increase as a percentage of restaurant revenue was due to increased marketing initiatives, deleverage on lower AUVs and additional maintenance costs.
General and Administrative Expense
General and administrative expense increased by $8.1 million, or 29.9%, in the first three quarters of 2016 compared to the first three quarters of 2015, due primarily to a $2.5 million charge for severance expenses, a $3.0 million charge for a litigation settlement related to the Labor Law Matter described under Part II, Item 1 of this report, and an increase in wages and benefits, including support for additional restaurants. As a percentage of revenue, general and administrative expense increased to 9.8% in the first three quarters of 2016 compared to 8.0% in first three quarters of 2015.
Depreciation and Amortization
Depreciation and amortization remained relatively flat in the first three quarters of 2016 compared to the first three quarters of 2015. As a percentage of revenue, depreciation and amortization decreased to 5.9% in the first three quarters of 2016, compared to 6.2% in the first three quarters of 2015, due primarily to restaurants impaired or closed in previous quarters.
Pre-Opening Costs
Pre-opening costs decreased by $0.5 million, or 14.6%, in the first three quarters of 2016 compared to the first three quarters of 2015. As a percentage of revenue, pre-opening costs decreased slightly to 0.8% in the first three quarters of 2016 compared to 0.9% in the first three quarters of 2015.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals decreased by $8.3 million, or 36.2%, in the first three quarters of 2016 compared to the first three quarters of 2015, due primarily to the impairment of twelve restaurants in the first three quarters of 2016 as a result of our current assessment of expected future cash flows, compared to the impairment of 33 restaurants in the first three quarters of 2015. The performance at these restaurants, compounded by the higher than average construction costs of some of these restaurants, resulted in us recording an impairment of the fixed assets during the first three quarters of 2016 and 2015. This decrease was partially offset by ongoing closure costs recognized in the first three quarters of 2016 associated with the restaurants closed in the fourth quarter of 2015 and $1.1 million charge to reduce capitalized labor and overhead as a result of the reduced growth for new restaurant development. Additionally, the first three quarters of 2016 include a $0.4 million gain from insurance proceeds received for property damage in excess of the loss recognized.
Interest Expense
Interest expense increased by $1.1 million in the first three quarters of 2016 compared to the same period of 2015. The increase was the result of higher average borrowings and an increase in the interest rate on our credit facility in the first three quarters of 2016 compared to the first three quarters of 2015.
Provision (Benefit) for Income Taxes
In the first three quarters of 2016, we had a provision for income taxes of $1.1 million compared to a benefit from income taxes in the first three quarters of 2015 of $5.9 million. The provision for income taxes reported in the first three quarters of 2016 is primarily related to a valuation allowance on deferred tax assets, whereas the benefit from income taxes reported in the first three quarters of 2015 was based on the annual tax rate adjusted for non-deductible expenses. During the first three quarters of 2016, we recorded a valuation allowance of $0.9 million against U.S. and Canadian deferred tax assets and recognized a provision for income taxes for discrete and certain other items. As a result, the effective tax rate decreased to (4.5)% for the first three quarters of 2016 compared to 38.3% for the three quarters 2015. For the remainder of fiscal 2016 we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded.

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
Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Three Fiscal Quarters Ended
	September 27, 2016	September 29, 2015
Net cash provided by operating activities	$16,064	$37,886
Net cash used in investing activities	(33,284)	(36,244)
Net cash provided by (used in) financing activities	17,232	(1,440)
Effect of exchange rate changes on cash	42	(92)
Net increase in cash and cash equivalents	$54	$110
Operating Activities
Net cash provided by operating activities was $16.1 million for the first three quarters of 2016, a decrease from $37.9 million for the first three quarters of 2015. The decrease resulted primarily from the higher net loss during the first three quarters of 2016, compared to the first three quarters of 2015, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, closure costs and asset disposals and stock-based compensation expense, as well as changes in certain working capital accounts for recording accruals for severance costs and a litigation settlement during the first three quarters of 2016.
Investing Activities
Net cash flows used in investing activities decreased to $33.3 million for the first three quarters of 2016 from $36.2 million for the first three quarters of 2015, primarily due to the timing of new restaurant construction, partially offset by insurance proceeds received for property damage during the first three quarters of 2016 and by the acquisition of a franchise restaurant during the first three quarters of 2015.
Financing Activities
Net cash provided by financing activities was $17.2 million for the first three quarters of 2016, as compared to cash used in financing activities of $1.4 million for the first three quarters of 2015. The increase in net cash provided by financing activities is primarily due to lower operating cash flow generated during the first three quarters of 2016 compared to the same period in 2015, which resulted in the need to increase our borrowings on our revolving line of credit.
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
We estimate capital expenditures for the fourth quarter of 2016 to be in the range of approximately $5.0 million to $8.0 million for a total of $35.0 million to $40.0 million for the fiscal year, of which $26.0 million to $31.0 million relates to our construction of new restaurants before any reductions for landlord reimbursements, and the remainder relates primarily to reinvestment in existing restaurants and investments in technology. We anticipate capital expenditures in 2017 to decline relative to 2016 as we expect to open significantly fewer new restaurants. We expect such capital expenditures to be funded by a combination of cash from operations and borrowings under our revolving credit facility.
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
On August 2, 2016, we entered into an amendment to our credit facility to revise the financial covenant levels and related definitions and make certain other changes, including adjusting the interest rate and commitment fee. All other material terms remained the same. We also maintain outstanding letters of credit to secure obligations under our workers’ compensation program and certain lease obligations.
As of September 27, 2016, we had $84.5 million of indebtedness and $2.7 million of letters of credit outstanding under our revolving line of credit. Our ability to borrow funds pursuant to the revolving line of credit is further limited by the requirement that we comply with the revolving line of credit’s financial covenants upon the measurement dates specified therein. These financial covenants include a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. The credit agreement contains other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments.
As of September 27, 2016, we were in compliance with all of our debt covenants. The maximum lease-adjusted leverage ratio applicable at the end of our third quarter was 5.25:1.00 and as of September 27, 2016 our ratio was 5.22:1.00. The minimum consolidated fixed charge coverage ratio at September 27, 2016 was 1.50:1.00 and as of September 27, 2016 our ratio was 1.57:1.00.
On November 4, 2016, we entered into an amendment to our credit facility to (i) remove the ability to increase the maximum commitment amount under the credit facility, (ii) require quarterly amortization payments of $2.5 million, with corresponding reductions of commitments, beginning in the third fiscal quarter of 2017, (iii)  revise the financial covenant levels and related financial definitions (as described below) , (iv) reduce certain of the baskets for permitted indebtedness, (v) add restrictions with respect to capital expenditures and the entry into new leases (as described below), (vi) increase the interest rate margin and commitment fees and (vii) make certain other changes.  The Consolidated EBITDA definition in the amended credit facility will permit up to $1.5 million of one-time costs associated with the termination of leases associated with our reduction in development and up to $2.7 million of pro forma general and administrative cash cost savings resulting from the headcount reduction completed prior to the end of the third fiscal quarter of 2016 to be added back into the EBITDA calculation.  The credit facility amendment will increase the maximum lease-adjusted leverage ratio to 5.50x, and it provides for such ratio to step down to 5.25x in the second fiscal quarter of 2017, 5.00x in the fourth fiscal quarter of 2017 and 4.75x in the second fiscal quarter of 2018. The amendment also reduces the minimum fixed charge coverage level from 1.50x to 1.15x (stepping up to 1.25x in the third fiscal quarter of 2017).  Growth capital expenditures (such as expenditures for new restaurants and acquisitions) will be limited under the amended credit facility to $4 million in the fourth fiscal quarter of 2016 and to $10 million in each fiscal year thereafter, and there will be a test of availability under the line of credit for any borrowings the proceeds of which are to be used for such growth capital expenditures.  The amended credit facility also contains a new negative covenant that requires us to be in compliance with a 5.00x lease-adjusted leverage ratio or have liquidity of at least $10 million to enter into leases for new restaurants.  Certain of the revisions to the financial covenants and financial covenant definitions in the credit facility amendment provide us with more flexibility; however, certain other terms of our amended credit facility, and specifically the added restrictions with respect to capital expenditures and the entry into new leases, may restrict our activities, particularly development of new restaurants.
We expect that we will meet all applicable financial covenants in our credit facility, including the maximum lease-adjusted leverage ratio, throughout the fiscal year ending January 3, 2017, giving effect to the amendment of our credit facility on November 4, 2016. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit facility. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
Our credit facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of September 27, 2016.

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
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of September 27, 2016, we had $84.5 million of indebtedness under our revolving line of credit. An increase or decrease of 1.0% in the effective interest rate applied on this loan would have resulted in a pre-tax interest expense fluctuation of approximately $0.8 million on an annualized basis.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that affected our results in 2015 and in 2016 to date. We expect wage inflation to continue to affect our results in the near future.

Item 4. Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our interim chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2016, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

PART II

Item 1. Legal Proceedings
Data Security Litigation

On June 28, 2016, we announced that a data security incident compromised the security of the payment information of some customers who used debit or credit cards at certain Noodles & Company locations between January 31, 2016 and June 2, 2016. In addition to claims by payment card companies with respect to the data security incident, Selco Community Credit Union filed a purported class action lawsuit against us in the United States District Court for the District of Colorado on September 6, 2016 alleging that we negligently failed to provide adequate security to protect the personal and financial information of customers of Selco and other similarly situated credit unions, banks and other financial institutions alleged to be part of the putative class (the “Selco Litigation”). The complaint in the Selco Litigation also claims that we violated Section 5 of the Federal Trade Commission Act, which prohibits unfair practices in or affecting commerce, and it seeks monetary damages, injunctive relief and attorneys’ fees.

Midwest America Federal Credit Union and Veridian Credit Union also filed a purported class action lawsuit against us in the United States District Court for the District of Colorado on October 6, 2016 on behalf of itself and similarly situated credit unions, banks and other financial institutions containing the same allegations and seeking the same remedies as the Complaint in the Selco Litigation (the “Midwest America Litigation”).

Kemba Financial Credit Union also filed a purported class action lawsuit against us in the United States District Court for the District of Colorado on October 24, 2016 on behalf of itself and similarly situated credit unions, banks and other financial institutions containing the same allegations and seeking the same remedies as the complaints in the Selco Litigation and the Midwest America Litigation (the “Kemba Financial Litigation”).

We intend to seek to consolidate the Selco Litigation, the Midwest America Litigation and the Kemba Financial Litigation, and intend to vigorously defend these actions. We cannot reasonably estimate the range of potential losses that will be associated with these actions because each is at an early stage. Although we maintain data security liability insurance, we currently believe that it is possible that the ultimate amount paid by us with respect to this matter will be in excess of the limits of our data security liability insurance coverage applicable to claims of this nature. It is possible that losses associated with the data privacy incident, including losses associated with these actions, could have a material impact on our results of operations in future periods. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is probable that a loss will be incurred and the amount of the loss is reasonably estimable.

Labor Law Matter

As we reported in our Quarterly Reports on Form 10-Q for the quarters ended March 29, 2016 and June 28, 2016, Carrie Castillo, Anastassia Letourneau and Jacquelyn Myhre, former employees of the Company, filed a purported collective and class action lawsuit against us on March 10, 2016 alleging violations of the Fair Labor Standards Act and Illinois and Minnesota wage laws (the “Labor Laws”) in the United States District Court for the Northern District of Illinois. The plaintiffs filed the case on their behalf and on behalf of all assistant general managers employed by us since January 5, 2013 whom we classified as exempt employees, and they allege that we violated the Labor Laws by not paying overtime compensation to our assistant general managers. The plaintiffs were seeking, on behalf of themselves and members of the putative class, unpaid overtime compensation, liquidated damages and available penalties under applicable state laws, a declaratory judgment, an injunction and attorneys’ fees and costs. In the third quarter of 2016, we and the plaintiffs in the litigation agreed in principle to settle the litigation. To cover the estimated costs of the settlement, including estimated payments to any opt-in members and class attorneys, as well as related settlement administration costs, we recorded a charge of $3.0 million in the third quarter of 2016.  The charge was recorded in general and administrative expenses in our unaudited condensed consolidated statements of operations and in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheets. The settlement is subject to approval of the United States District Court for the Northern District of Illinois.

Other Matters

In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 27, 2016. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or if an unfavorable result occurs, the potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 29, 2015.  There have been no material changes to our Risk Factors as previously reported.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
The information set forth below is included herewith for the purpose of providing disclosure under “Item 1.01 Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of a Current Report on Form 8-K.

On November 4, 2016, we entered into an amendment to our credit facility to (i) remove the ability to increase the maximum commitment amount under the credit facility, (ii) require quarterly amortization payments of $2.5 million, with corresponding reductions of commitments, beginning in the third fiscal quarter of 2017, (iii)  revise the financial covenant levels and related financial definitions (as described below) , (iv) reduce certain of the baskets for permitted indebtedness, (v) add restrictions with respect to capital expenditures and the entry into new leases (as described below), (vi) increase the interest rate margin and commitment fees and (vii) make certain other changes.  The Consolidated EBITDA definition in the amended credit facility will permit up to $1.5 million of one-time costs associated with the termination of leases associated with our reduction in development and up to $2.7 million of pro forma general and administrative cash cost savings resulting from the headcount reduction completed prior to the third fiscal quarter of 2016 to be added back into the EBITDA calculation.  The credit facility amendment will increase the maximum lease-adjusted leverage ratio to 5.50x, and it provides for such ratio to step down to 5.25x in the second fiscal quarter of 2017, 5.00x in the fourth fiscal quarter of 2017 and 4.75x in the second fiscal quarter of 2018. The amendment also reduces the minimum fixed charge coverage level from 1.50x to 1.15x (stepping up to 1.25x in the third fiscal quarter of 2017).  Growth capital expenditures (such as expenditures for new restaurants and acquisitions) will be limited under the amended credit facility to $4 million in the fourth fiscal quarter of 2016 and to $10 million in each fiscal year thereafter, and there will be a test of availability under the line of credit for any borrowings the proceeds of which are to be used for such growth capital expenditures.  The amended credit facility also contains a new negative covenant that requires us to be in compliance with a 5.00x lease-adjusted leverage ratio or have liquidity of at least $10 million to enter into leases for new restaurants.  Certain of the revisions to the financial covenants and financial covenant definitions in the credit facility amendment provide us with more flexibility; however, certain other terms of our amended credit facility, and specifically the added restrictions with respect to capital expenditures and the entry into new leases, may restrict our activities, particularly development of new restaurants.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Noodles & Company Compensation Plan for Non-Employee Directors Amended and Restated July 25, 2016
10.2
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of August 2, 2016, by and among Noodles & Company, each of the Guarantors signatory thereto, Bank of America, N.A., as administrative agent and the lenders signatory thereto (incorporated herein by reference from Exhibit 10.2 of the Form 10-Q filed with the SEC on August 5, 2016)

10.3
Amendment No. 4 to Amended and Restated Credit Agreement, dated as of November 4, 2016, by and among Noodles & Company, each of the Guarantors signatory thereto, Bank of America, N.A., as administrative agent and the lenders signatory thereto

10.4
Interim Chief Executive Officer Letter Agreement, dated July 25, 2016, between Noodles & Company and Dave Boennighausen (incorporated herein by reference from Exhibit 10.1 of the Form 8-K filed with the SEC on July 26, 2016)

10.5
Indemnification Agreement, dated July 25, 2016, between Noodles & Company and Robert M. Hartnett (incorporated herein by reference from Exhibit 10.2 of the Form 8-K filed with the SEC on July 26, 2016)

10.6	Release Agreement, dated July 25, 2016, between Noodles & Company and Kevin Reddy (incorporated herein by reference from Exhibit 10.3 of the Form 8-K filed with the SEC on July 26, 2016)
10.7	Offer Letter, dated July 25, 2016, between the Company and Robert Hartnett
10.8	Offer Letter, dated July 3, 2016, between the Company and Victor R. Heutz
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen Interim Chief Executive Officer and Chief Financial Officer
Date	November 4, 2016