Form 10-K
period 2017-01-03
NOODLES & Co
filed 2017-03-02
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes     ☐   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer (do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 28, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $113.7 million. This amount was calculated based on the closing price of the common stock on June 28, 2016 on the NASDAQ Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of February 24, 2017, there were 26,350,827 shares of the registrant’s Class A common stock, par value of $0.01 per share, and 1,522,098 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

i

PART I
ITEM 1.    Business
General
Noodles & Company is a restaurant concept offering lunch and dinner within the fast casual segment of the restaurant industry. We opened our first location in Denver, Colorado in 1995, offering noodle and pasta dishes, staples of many cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, soups, salads and appetizers, which are served on china by our friendly team members. We believe that we offer our customers value, with per person spend of $8.68 for the fiscal year ended January 3, 2017.
We offer approximately 19 globally inspired dishes together on a single menu. We believe we will benefit from trends in consumer preferences, wider availability of international cuisines and increasingly adventurous consumer tastes. At many restaurants, customers are limited to a particular ethnic cuisine or type of dish, such as a sandwich, burrito or burger. At Noodles & Company, we aim to eliminate the “veto vote” by satisfying the preferences of a wide range of customers, whether a family or parent with kids, a group of coworkers, an individual or a large party.
We believe that our globally inspired menu, focused on noodle and pasta dishes, differentiates us from other restaurants. We believe our attributes—global flavors, variety, dishes prepared-to-order and fast service—allow us to compete against multiple segments throughout the restaurant industry and provide us a larger addressable market for lunch and dinner than competitors who focus on a single cuisine. We believe we provide a pleasant dining experience by quickly delivering fresh food with friendly service at a price point we believe is attractive to our customers.

Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as “we,” “us,” “our,” and the “Company” in this report. We refer to our Class A Common Stock, par value $0.01 per share, as our “Class A common stock,” unless the context otherwise requires. We refer to our Class B Common Stock, par value $0.01 per share, as our “Class B common stock,” unless the context otherwise requires. We refer to our Class A common stock and our Class B common stock together as our “common stock.” The rights of the holders of our Class A common stock and our Class B common stock are identical in all respects, except that our Class B common stock does not vote on the election or removal of directors unless and until converted on a share for share basis into Class A common stock.
Our Concept and Business Strengths
Variety. We have purposefully chosen a range of healthy to indulgent dishes to satisfy carnivores and vegetarians. Our menu encourages customers to customize their meals to meet their tastes and nutritional preferences with our selection of 14 fresh vegetables and six proteins–marinated steak, naturally raised pork, chicken, meatballs, shrimp and organic tofu.
All of our dishes are cooked-to-order with fresh, high quality ingredients sourced from our carefully selected suppliers. Our commitment to the freshness of our ingredients is further demonstrated by our use of seasonal ingredients and healthy add-in options (such as organic tofu). Our culinary team strives to develop new dishes and limited time offerings to further reinforce our World Kitchen brand positioning and regularly provide our customers additional options. For example, during 2016 we offered as new dishes or limited time offerings items such as Korean Beef Noodles and Buffalo Mac & Cheese. This focus on culinary innovation allows us to prepare and serve high quality food.
Value. The value we offer, the quality of our food and the welcoming ambiance of our restaurants creates an overall customer experience that we believe is unique and differentiated. Our per person spend is competitive not only within the fast casual segment, but also within the quick-service segment. We deliver value by combining a family-friendly dining environment with the opportunity to enjoy many dishes containing a variety of fresh ingredients. We also offer Kids Meals which, at a fixed low price, offer the opportunity for parents to feed their children a balanced meal with sides such as broccoli, carrots, fruit, applesauce and a smaller portion of our housemade rice crispy treat.
Our Restaurant Experience. We design each location individually, which we believe creates an inviting restaurant environment. We believe the ambiance is warm and welcoming, with muted lighting and colors, comfortable seating and our own custom music mix, which is intended to make our customers feel relaxed and at home.

We believe we deliver an exceptional overall dining experience. We believe that our customers should expect not only great food from our restaurants, but also warm hospitality and attentive service. Whether you are a parent with kids or a businessperson with a laptop, you simply order your food, grab a drink and take a seat. We cook each dish to order in approximately five minutes and bring the food right to your table. Our customers may enjoy a relaxed meal or just eat and run.
Consistent with our culture of enhanced customer service, we seek to hire individuals who will deliver prompt, attentive service by engaging customers the moment they enter our restaurants. Our training philosophy empowers both our restaurant managers and team members to add a personal touch when serving our customers, such as coming out from behind the counter to explain our menu and guide customers to the right dish. Our restaurant managers are critical to our success, as we believe that their entrepreneurial spirit and outreach efforts build our brand in our communities. We call our cashiers “Noodle Ambassadors” to highlight their role in helping our customers explore our global menu. After our customers order at the counter, their food is served on china and delivered to their table by our friendly team members.
Our Operational Strategy
We believe our brand and globally inspired menu resonates with consumers, and we believe our restaurants and team members provide customers a unique and high-quality experience. We are focused on offering customers flavorful, cooked-to-order dishes in a warm and welcoming environment at an attractive value. However, our business has recently underperformed our expectations and our concept’s potential primarily due to the performance of a group of our restaurants opened in the last two to three years. We believe that our rapid expansion, particularly into new markets, without commensurate investments in training and support of our team members, adversely affected these restaurants’ performance.
In order to improve our profitability and earnings, as well as deliver an exceptional dining experience, we believe we need to enhance our menu offerings, improve our operational consistency and efficiency and close a select group of restaurants. To execute against these goals, we have developed a strategy, outlined herein, to reposition the business and enhance our financial performance.
We believe we have made significant progress with respect to the strategic initiatives that we have pursued over the past six months. In August 2016, we completed an organizational restructuring that we expect to generate approximately $2.5 million of annual cash savings. In the period from August 2016 through January 2017, during which time we began pursuing a number of customer-facing as well as operational initiatives, our Service Management Group overall guest satisfaction scores increased from 66.0% to 71.0%, the highest score that we have achieved in our history. Additionally, we have begun to focus resources on in-restaurant support and training, which we believe will reduce manager turnover.
Restaurant initiatives. We are pursuing strategies to improve the operational and financial performance of our restaurant base. Our plan to improve our performance includes the following three key strategies:

•
Focusing on our global flavors and menu offering. We believe that our globally inspired menu, focused on noodle and pasta dishes, differentiates us from other restaurants. We also believe this global variety, which includes a range of healthy to indulgent dishes that are cooked to order with fresh, high-quality ingredients, remains a competitive strength. However, we believe we can elevate our offerings by improving the flavor and taste profiles of existing menu items and introducing new menu items from global cuisines, including those cuisines that have not historically been represented in the Mediterranean, Asian and American menu categories we have offered. In two markets we are testing menus that include several new dishes, a reformulation of most of our existing dishes and the elimination of a number of dishes that were a small part of our menu revenue mix. We intend to roll out successful elements of these tests nationally in 2017 and 2018. In February 2017, we launched two limited-time offers, Adobo with Pork or Chicken and Thai Green Curry, both of which are new dishes with distinctive flavor profiles.

•
Improving labor efficiencies and unit-level margins. We believe that there is significant opportunity to improve our operational consistency as well as our overall unit level margins. In October 2016, we reduced the size of our core menu from 28 entrée items to 19 entrée items, removing menu items that did not sell well and were challenging for our teams to execute. We have also initiated tests of equipment such as a chopper and steamer, which we believe will save labor hours as well as improve throughput in our restaurants. Finally, we have begun testing self-bussing stations in certain test markets, which we believe will reduce labor hours and improve cleanliness in our restaurants. While we believe the strategies mentioned above will meaningfully improve our labor efficiencies, we are also pursuing a strategy for a redesign of our kitchen and dining room, which we believe will allow us to develop a more cost-effective and efficient production and service model.

•
Increasing convenience for our customers. We believe there is significant opportunity in increasing convenience for our customers. We are currently testing a revised menu layout that we believe will make it easier for our customers to use our menu as well as increase customer check average. Finally, we have begun testing a more streamlined approach to the pick-up of online orders through dedicated take-out areas, which we believe will better meet the increased convenience demanded by today’s consumers.

•
Improved manager selection, training and development of our teams. We have increased the focus on the selection, training and development of our restaurant teams. We are initiating the use of new assessment tools in management hiring, and we have effected certain changes to our restaurant compensation program to encourage team member retention. We have also begun rolling out new training tools and learning management systems to improve execution and encourage career development with our teams. Finally, we are implementing new selection methods that we believe will improve the caliber of our promotions and new hires at all levels.

Restaurant Portfolio and Franchising
We have significantly grown our restaurant unit base over the past several years. As of January 3, 2017, we had 457 company-owned restaurants and 75 franchise restaurants in 35 states, the District of Columbia and one Canadian province. Our restaurants are typically 2,600 to 2,700 square feet and are located in end-cap, in-line or free-standing locations across a variety of urban and suburban markets. During the near-term we anticipate modest unit growth combined with targeted restaurant closures and refranchising, each as described in greater detail below, as we allow time for our operational, financial, and customer initiatives to become effective.
As of January 3, 2017, we had 75 franchise units in 16 states operated by 12 franchisees. We look for experienced, well-capitalized franchise partners who are able to leverage their existing infrastructure and local knowledge in a manner that benefits both our franchisees and ourselves. As of January 3, 2017, a total of`11 area developers have signed development agreements providing for the opening of 124 additional restaurants in their respective territories. We expect to continue to offer development rights in markets where we do not intend to build company-owned restaurants. We may offer such rights to larger developers who commit to open 10 or more units, or to smaller developers who may commit to open significantly fewer restaurants. We do not currently intend to offer single-unit franchises. We believe the strength and attractiveness of our brand will attract experienced and well-capitalized area developers.
In addition, to support our portfolio of company-owned and franchise restaurants, we recently announced strategies to close underperforming restaurants, reduce restaurant growth and refranchise restaurants in certain of our markets.

•
Restaurant closings. Our financial performance has been adversely impacted by a subset of our restaurants that have significantly underperformed our restaurant averages, as measured by average unit volumes (“AUVs”), restaurant contribution margin and cash flow. Many of these restaurants were opened in the last two to three years in newer markets where brand awareness of our restaurants is not as strong and where it has been more difficult to adequately staff our restaurants. Our Board of Directors has approved the closure of certain of these restaurants in order to eliminate the negative cash flow resulting from their continued operation and to permit us to increase our focus on the remaining restaurants in our restaurant portfolio. We believe closing these restaurants will increase our restaurant contribution, restaurant contribution margin, adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), adjusted EBITDA margin and net income. For more information on these financial metrics, see “Part II, Item 7. Management’s Discussion and Analysis—Key Measures We Use to Evaluate Our Performance.”

We have closed 39 restaurants in the first quarter of 2017 and intend to close an additional 18 restaurants prior to the end of the second quarter of 2017. These 57 restaurants have significantly underperformed our restaurant averages, generating AUVs of approximately $0.7 million and an aggregate restaurant contribution margin of approximately (22.0%) during the fiscal year ended January 3, 2017. If such restaurants had not been in operation during such period, we believe that our restaurant contribution would have been $8.2 million higher and restaurant contribution margin would have been 290 basis points higher.
Our anticipated plan of restaurant closings will result in liabilities to landlords from the termination of our leases for such restaurants, fees to be paid to our real estate advisor and brokers related to such terminations and other costs of closing restaurants, such as severance for terminated employees (“Restaurant Closing Liabilities”). We currently anticipate that the Restaurant Closing Liabilities future cash outlays will total $24.0 million to $29.0 million, which will include (i) $23.0 million to $28.0 million relating to the termination of leases, including related fees and expenses, to be paid out over the next 12 to 18 months, and (ii) approximately $1.0 million relating to severance for terminated employees. However, it is possible that the Restaurant Closing Liabilities will exceed such amounts. We expect to recognize accounting charges for the Restaurant Closing Liabilities aggregating between $17.5 million to $19.5 million, at the time such restaurants are closed, subject to adjustment as lease terminations occur.

•
Reduction in corporate restaurant growth. In 2016, we announced that we intended to reduce our rate of company-owned restaurant unit growth. In 2016, we opened 38 company-owned restaurants and in 2017, we plan to open between 12 and 15 company-owned restaurants; eight of these openings have occurred to date in the first quarter of 2017. We do not intend to open restaurants in new markets in 2017, and most of our openings will be in well-established markets where we maintain strong brand awareness and restaurant-level financial performance that exceeds company averages. We believe this more moderate growth strategy will enhance our ability to focus on improving restaurant operations and profitability. We will continue to evaluate our company-owned restaurant growth rate based on our operational and financial performance, capital resources and real estate opportunities.

•
Refranchising. We have identified a number of restaurants within certain markets for potential sale or refranchising to new or existing franchisees. In general, these restaurants are in markets that are less penetrated than our well-established markets and provide significant opportunity for unit growth. Given our decision to moderate our company-owned restaurant growth rate, we believe that franchise operators will better support the development of the Noodles & Company brand in these markets. In connection with the sale of company-owned restaurants to new or existing franchisees in existing markets, we intend to enter into agreements that also provide for the development of new restaurants. After refranchising select company-owned restaurants, and as we grow with existing and new franchisees into the future, we expect franchise restaurants to represent a larger percentage of Noodles & Company system-wide restaurants than they currently constitute. The franchisor model requires significantly lower capital investment by the franchisor and generates revenues, in the form of development and franchise fees and royalties, which are less volatile than company-owned restaurant revenues. While we plan to embark on refranchising in 2017, we are focused on identifying qualified franchisees, and it may take multiple years to complete this effort.

Site Development and Expansion
We consider our site selection and development process critical to our long-term success. We use a combination of our own development team and outside real estate consultants to locate, evaluate and negotiate new sites using various criteria. In addition, because we offer a mix of dishes and a dining experience that differ from many other restaurant concepts, we believe our restaurants are highly sought after by real estate owners and developers. Also, we occasionally learn of opportunities early in their development process, allowing us to secure optimal locations in those instances.
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
Our Executive Management Team
In 2016, Kevin Reddy, Chief Executive Officer and Chairman of our Board of Directors, and Phil Petrilli, Executive Vice President of Operations, each left the Company. In July 2016, Dave Boennighausen, our Chief Financial Officer, became interim Chief Executive Officer and we hired Victor Heutz as Chief Operations Oficer. Our Board of Directors is conducting a search to find a permanent Chief Executive Officer. Candidates include both our interim Chief Executive Officer and external candidates. The existing management team is actively managing the business in accordance with a business strategy approved by our Board of Directors.

Restaurant Management and Operations
Friendly People. We believe our genuine, friendly people separate us from our competitors. We value the individuality of our team members, which we believe results in a management, operations and training philosophy distinct from that of our competitors. We make an effort to hire team members who share a passion for food, have a competitive spirit and will operate our restaurants in a way that is consistent with our high standards. We seek to hire individuals who will deliver prompt, attentive service by engaging customers the moment they enter our restaurants. We empower our team members to enrich the experience of our customers and directly address any concerns that may arise in a manner that contributes to the success of our business.
Restaurant Management and Employees. Each restaurant typically has a restaurant manager, an assistant manager and as many as 15 to 25 team members. We cross-train our employees in an effort to create a depth of competency in our critical restaurant functions. Consistent with our emphasis on customer interaction, we encourage our restaurant managers and team members to welcome and interact with customers throughout their visit. To lead our restaurant management teams, we have area managers (each of whom is responsible for between five and 12 restaurants), as well as market directors (each of whom is responsible for between 50 and 80 restaurants).
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
All of our dishes are cooked to order at food safe temperatures or, in the case of salads, subject to our produce washing protocols, which helps us to ensure that the food that we serve to our customers is safe. We have designed our food safety and quality assurance programs to maintain high standards for our food and food preparation procedures. Our quality assurance manager oversees comprehensive restaurant and supplier audits based upon the potential food safety risk of each food. We also consider food safety and quality assurance when selecting our distributors and suppliers. Our suppliers are inspected by federal, state and local regulators or other reputable, qualified inspection services, which helps ensure their compliance with all federal food safety and quality guidelines. We regularly inspect our suppliers to ensure that the ingredients we buy conform to our quality standards and that the prices we pay are competitive. We also rely on our own recipes, specifications and protocols to ensure that our food is consistently the best quality that is possible when it is served, including a physical examination of ingredients when they arrive at our restaurants. We train our employees to pay detailed attention to food quality at every stage of the food preparation cycle, and we have developed a daily checklist that our employees use to assess the freshness and quality of food supplies. Finally, we encourage our customers to provide feedback regarding our food quality so that we can identify and resolve problems or concerns as quickly as possible.
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

•
Online, Social and Other Media Tools. We rely on our website, www.noodles.com, to promote our business and increase brand awareness. The information on or available through our website is not, and should not be considered, a part of this report. Our customers are encouraged to sign up to receive email communication or Noodlegrams, updating them on new menu offerings and promotional opportunities. As of January 3, 2017, more than 1,600,000 of our customers have signed up to receive Noodlegrams. We also communicate with our customers using social media, such as our Facebook and Instagram pages, our YouTube and Vimeo channels and our Twitter feed. Our media tools also include advertising and direct mail in local, regional and national print/online media and mass communications including radio and out of home. In October 2016, we also began the testing of our NoodlesRewards loyalty program, which we believe will allow us a significant opportunity to create deeper relationships with our guests and increase frequency and average spend. Our online and social media engagement provide exciting opportunities to engage with our customers; however, such efforts also entail certain risks.

•
Creating New Meal Occasions. We also focus on ways Noodles & Company can serve customers at different times and in new places. For example, our Kids Meal menu was created for the future foodies of the world, children aged ten and under are invited to design their own meal made fresh-to-order, with quality ingredients, by choosing their entrée, two sides and a drink for around $5. Customers who want to feed a large group can enjoy our catering options comprised of main entrées, sides and desserts. We market these offerings in a variety of ways, including through in-restaurant posters, email Noodlegrams, Facebook posts and other communications outside of our restaurants.

•
Making Noodles & Company Easier to Use. Some of our marketing efforts focus on making our restaurants easier to use. We seek to deliver superior customer service at every opportunity, generating consumer awareness of menu offerings with in-restaurant communications such as displays of our menu offerings that are visible upon entry and table top cards that highlight healthy food offerings. By providing multiple points of access to our wide variety of menu offerings, we seek to optimize our customers’ in-restaurant experience to increase the frequency of our customers’ visits. Our efforts also utilize tools like online ordering.

Suppliers
Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. We carefully select suppliers based on quality and their understanding of our brand, and we seek to develop mutually beneficial long-term relationships with them. We work closely with our suppliers and use a mix of forward, fixed and formula pricing protocols. We have tried to increase, in some cases, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we monitor industry news, trade issues, weather, crises and other world events that may affect supply prices. In addition, a substantial volume of our produce items are grown in Mexico and other countries and any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy, could result in higher food and supply costs.
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

Intellectual Property and Trademarks
We own a number of trademarks and service marks registered or pending with the U.S. Patent and Trademark Office (“PTO”). We have registered the following marks with the PTO: Noodles & Company, the Noodles & Company logo, Your World Kitchen, Noodles & Company World Kitchen, Noodlegram and Wisconsin Mac & Cheese. We also have certain trademarks registered or pending in certain foreign countries. In addition, we have registered the Internet domain name www.noodles.com. The information on, or that can be accessed through, our website is not part of this report. We believe that our trademarks, service marks and other intellectual property rights have significant value and are important to the marketing of our brand, and it is our policy to protect and defend vigorously our rights to such intellectual property.
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
In addition, in order to develop and construct restaurants, we need to comply with applicable zoning, land use and environmental regulations. Federal and state environmental regulations have not had a material effect on our operations to date, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or even prevent construction and increase development costs for new restaurants. We are also required to comply with the accessibility standards mandated by the U.S. Americans with Disabilities Act (“ADA”), which generally prohibits discrimination in accommodation or employment based on disability. We may in the future have to modify restaurants, for example by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. While these expenses could be material, our current expectation is that any such actions will not require us to expend substantial funds.
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
We are also subject to the Patient Protection and Affordable Care Act of 2010 (the “PPACA”), which requires health care coverage for many previously uninsured individuals and expands coverage for those already insured. We began offering such benefits in July 2015, and as a consequence we are incurring additional expenses for employee health care. It is possible that legislation will be passed by Congress and signed into law that repeals the PPACA, in whole or in part, and/or introduces a new form of health care reform. It is unclear at this point what the scope of any such legislation will be and when it will become effective. Because of the uncertainty surrounding possible replacement health care reform legislation, we cannot predict with any certainty the likely impact of the PPACA’s repeal or the adoption of any other health care reform legislation on our business, financial condition or results of operations. Whether or not there is alternative health care legislation enacted in the U.S., there is likely to be significant disruption to the health care market in the coming months and years and the costs of the Company’s health care expenditures may increase.
We are subject to federal, state and local environmental laws and regulations concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, or exposure to, hazardous or toxic substances (“environmental laws”). These environmental laws can provide for significant fines and penalties for non-compliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. We are not aware of any environmental laws that will materially affect our earnings or competitive position, or result in material capital expenditures relating to our restaurants. However, we cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered, interpreted or enforced, or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, environmental laws. It is possible that we will become subject to environmental liabilities at our properties, and any such liabilities could materially affect our business, financial condition or results of operations.

Management Information Systems
We use a variety of applications and systems to securely manage the flow of information within each restaurant, and within our central support office infrastructure. All of our restaurants use computerized management information systems, which we believe are scalable to support any future growth plans. We use point-of-sale (“POS”) computers designed specifically for the restaurant industry. Our POS system provides a touch screen interface, a graphical order confirmation display and integrated, high-speed credit card and gift card processing. Our online ordering system allows guests to place orders online or through our mobile app. Orders taken remotely are routed to the point-of-sales system based on the time of customer order pickup. The POS system is used to collect daily transaction data, which generates information about daily sales, product mix and average check that we actively analyze. All products sold and prices at our company-owned restaurants are programmed into the system from our central support office. We also continue to modernize and make investments in our information technology networks and infrastructure, specifically in our physical and technological security measures to anticipate cyber-attacks and prevent breaches, such as the data security incident we experienced in 2016 (described below), and to provide improved control, security and scalability. Enhancing the security of our financial data, customer information and other personal information is a high priority for us.
Our in-restaurant back office computer system is designed to assist in the management of our restaurants and provide labor and food cost management tools. These tools provide restaurant operations management and our central support office quick access to detailed business data and reduces restaurant managers’ administrative time. The system provides our restaurant managers the ability to submit orders electronically with our distribution network. The system also supplies sales, bank deposit and variance data to our accounting department on a daily basis. We use this data to generate daily sales information and weekly consolidated reports regarding sales and other key measures, as well as preliminary weekly detailed profit and loss statements for each location with final reports following the end of each period.
Franchisees use similar point of sale systems and are required to report sales on a daily basis through an on-line reporting network and submit their restaurant-level financial statements on a quarterly or annual basis.
Data Breach Liabilities
On June 28, 2016, we announced that a data security incident compromised the security of the payment information of some customers who used debit or credit cards at certain Noodles & Company locations between January 31, 2016 and June 2, 2016. The malware involved in the incident has been removed, and we believe that it no longer poses a risk to credit or debit cards currently being used at affected locations. We have been implementing additional security procedures to further secure customers’ debit and credit card information. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Trends, Risks and Uncertainties—Data Breach Liabilities” for more information.
Recent Financing Transactions
In order to pursue our operational strategies and fund future obligations such as the Restaurant Closing Liabilities and the Data Breach Liabilities, we determined that we needed additional sources of liquidity. We have executed the following transactions in order to provide us with additional liquidity:

•	Private placement. On February 9, 2017, we completed a private placement transaction for aggregate gross proceeds to us of $18.5 million. For more information, see “Private placement” below.

•
Credit agreement amendment. Concurrent with the private placement, we also amended our credit agreement to increase our flexibility under the credit facility. For more information, see the “Credit agreement amendment” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility” below.

Private placement. On February 8, 2017, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Catterton-Noodles, LLC (“L Catterton”), pursuant to which we agreed, in return for aggregate gross proceeds to us of $18.5 million, to sell to L Catterton an aggregate of 18,500 shares of Series A Convertible Preferred Stock, par value $0.01 per share, convertible into 4,252,873 shares of Class A common stock (the “preferred stock”), at a purchase price of $1,000 per share, plus warrants (the “warrants”) exercisable for five years beginning six months following their issuance for the purchase of 1,913,793 shares of Class A common stock at an exercise price per share of $4.35, which is equal to the closing bid price of our Class A common stock on February 7, 2017 (such transactions, collectively, the “private placement”). The preferred stock will rank senior to any other class or series of our equity, including our common stock. The preferred stock will be entitled to a priority cash payment in the event of our liquidation, dissolution or winding-up. The funding of the private placement occurred on February 9, 2017.

Each share of preferred stock is initially convertible at the holder’s option, subject to certain terms and conditions, at a conversion price of $4.35 per share, which is equal to the closing bid price for our Class A common stock on February 7, 2017 and is subject to adjustment for dividends, certain distributions, stock splits, combinations, reclassifications, recapitalizations and similar events. The preferred stock will accrue dividends beginning on the earlier of (i) the six-month anniversary of our issuing the preferred stock and (ii) the date on which we complete specified equity offerings generating aggregate gross proceeds to us of at least $50.0 million. If we complete specified equity offerings generating aggregate gross proceeds to us of at least $50.0 million (including proceeds from the private placement) prior to the six-month anniversary of our issuing the preferred stock, then (i) if the volume-weighted average price per share of our Class A common stock for the prior 30-day period is greater than the conversion price, we may elect, and we currently intend, to convert the preferred stock into Class A common stock at the then-applicable conversion price, or (ii) if the volume-weighted average price per share of our Class A common stock for the prior 30-day period is equal to or less than the conversion price, dividends on the preferred stock will stop accruing. In addition, the preferred stock are also entitled to participate in cash and in-kind distributions to holders of shares of our common stock on an as-converted basis. The dividend rate of the preferred stock is 8.0% per annum and will increase by 0.5% per month beginning on the date that is the six-month anniversary of our issuing the preferred stock, up to a maximum of 18.0% per annum. Dividends on the preferred stock will be payable only in cash, when, as, and if declared by our Board of Directors, out of legally available funds and if, after such payment, we would be in compliance with the covenants under our outstanding indebtedness for borrowed money. Additionally, holders of the preferred stock enjoy customary equity participation rights, voting rights on an as-converted basis, customary anti-dilution provisions, customary information rights and registration rights with related monetary penalties. The specific rights of holders of the preferred stock are set forth in a Certificate of Designations attached as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2017. Additionally, the form of the warrant and the Securities Purchase Agreement were each attached as Exhibit 4.2 and 10.1, respectively, to our Current Report on Form 8-K filed with the SEC on February 9, 2017.
In connection with the private placement, we entered into a letter agreement (the “Letter Agreement”) with Argentia Private Investments Inc. (“Argentia”), that provides we will indemnify Argentia in limited circumstances for losses incurred by Argentia or its affiliates that arise out of the private placement, for which transaction Argentia provided its consent pursuant to the terms of our stockholders agreement. For more information see “Transactions with Related Persons” below.
Credit agreement amendment. On February 8, 2017, we amended our Amended and Restated Credit Agreement, dated as of November 22, 2013, by entering into Amendment No. 5 to the Amended and Restated Credit Agreement, as borrower, with the guarantors signatory thereto, Bank of America, N.A., as administrative agent, and the lenders signatory thereto (the “Amendment”). The Amendment modifies some of the changes made to our credit agreement in the previously disclosed Amendment No. 4, dated as of November 4, 2016. Among other things, the Amendment (i) restores our ability to request an increase in the maximum commitment amount under the credit facility by up to $15.0 million, (ii) suspends quarterly amortization payments of $2.5 million until the end of the second fiscal quarter of 2018, (iii) increases the interest rate margin applicable at total lease adjusted leverage levels at and above 4.25:1.00 and from the period of the date of the Amendment to the delivery of the first following quarterly compliance certificate, and (iv) makes certain other changes. The Consolidated EBITDA definition, as revised, will permit certain costs to be added back into the Consolidated EBITDA calculation, including the costs associated with the Restaurant Closing Liabilities and the Data Breach Liabilities. In addition, the Amendment provides that upon the completion of one or more equity issuances for an aggregate gross purchase amount of at least $45.0 million (including the $18.5 million of preferred stock and warrants issued to L Catterton pursuant to the private placement), (i) the required $2.5 million quarterly amortization payment will be eliminated and (ii) increased capital expenditure amounts related to restaurant growth will be permitted. The Amendment also revises certain financial covenant levels. The Amendment was attached as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 9, 2017.
In addition to the private placement and the amendment to our credit facility, we intend to take further measures to address our capital needs and anticipate making further announcements in this respect in the future. Specifically, on February 9, 2017, we filed a registration statement on Form S-1 with respect to our Class A common stock.

Financial Information About Segments
We operate as a single accounting segment. Financial information related to our business is included in Item 8 of this Annual Report on Form 10-K.
Employees
As of January 3, 2017, we had approximately 10,900 employees, including approximately 1,000 salaried employees and approximately 9,900 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.
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
Executive Officers of the Registrant

Name	Age(1)	Position
Dave Boennighausen	39	Interim Chief Executive Officer and Chief Financial Officer
Victor Heutz	55	Chief Operations Officer
Paul Strasen	60	Executive Vice President, General Counsel and Secretary
Kathy Lockhart	52	Vice President and Controller
_____________

(1)	As of March 2, 2017
Dave Boennighausen has served as our Chief Financial Officer since July 2012 and has served as our interim Chief Executive Officer since July 2016. He became a member of our Board of Directors in August 2015. Mr. Boennighausen has been with the Company since 2004, and served as our Vice President of Finance from October 2007 to March 2011, and as our Executive Vice President of Finance from April 2011 to June 2012. He began his career with May Department Stores. He received a BS degree in Finance and Marketing from Truman State University and holds an MBA from the Stanford Graduate School of Business.
Victor Heutz has served as our Chief Operations Officer since July 2016. Prior to joining us, he held the position of Vice President of US Franchise Operations at Buffalo Wild Wings, where he oversaw the company’s domestic franchise operations business unit. Prior to his role at Buffalo Wild Wings, he served as Vice President of Operations, Mid-Atlantic region at Starbucks Corporation from 2009 to 2015, where he was responsible for overseeing the direct operations of the region. From 2005 to 2009, Mr. Heutz held the position of Vice-President of Franchise Operations, Eastern USA for Cold Stone Creamery.
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
ITEM 1A.    Risk Factors
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including but not limited to the risks and uncertainties discussed under this Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1. “Business.” In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss these risks, uncertainties and other factors in greater detail below. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Unless required by United States federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.
Risks Related to Our Business and Industry
We may not achieve our operational, strategic or financial goals.
We are pursuing a number of financial, operational and strategic goals and we may be unsuccessful in achieving some or all of them. We are pursuing operational strategies to close underperforming restaurants, reduce restaurant growth and refranchise restaurants in certain of our markets. These strategies were identified by our management team and approved by our Board of Directors as a means to, among other objectives, focus on the remaining restaurants in our restaurant portfolio and increase our net income, restaurant contribution margin and adjusted EBITDA. However, these strategies may not be successful in achieving our goals in part or at all. Further, we may encounter difficulty in executing these strategies or in raising the funds necessary to execute these strategies. Failing to execute our operational strategies could materially adversely affect our business, financial condition or results of operations.
We are also pursuing new initiatives to increase the variety of our offerings, including those cuisines that have not historically been represented in the Mediterranean, Asian and American menu categories we have offered, as well as to improve our restaurant margins by simplifying our operations, improving labor efficiencies and enhancing convenience for our customers. However, customers may not favor our new offerings or may not find initiatives aimed at their convenience appealing, and our efforts to increase our sales growth and improve our offerings may be unsuccessful. Additionally, our operational initiatives may be ineffective at reducing costs or may reduce the quality of the customer experience. As previously disclosed, a committee of our Board of Directors is conducting a search for a permanent Chief Executive Officer. Candidates include both our interim Chief Executive Officer and external candidates. Any management change may affect our implementation of our strategic and operational initiatives. Any failure of our new initiatives could materially adversely affect our business, financial condition or results of operations.
Further, we have had, and expect to continue to have, priorities and initiatives in various stages of testing, evaluation and implementation, upon which we expect to rely to improve our results of operations and financial condition. It is possible that our focus on operational strategies, such as closing underperforming restaurants and franchising certain of our restaurants, or others that we may pursue from time to time, may detract from these initiatives. Failure to achieve successful implementation of our initiatives could materially adversely affect our results of operations.
We believe our culture—from the restaurant level up through management—is an important contributor to our success. As time passes, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Among other important factors, our culture depends on our ability to attract, retain and motivate employees who share our enthusiasm and dedication to our concept. Our comparable restaurant sales, and more broadly, our business, financial condition or results of operations, could be materially adversely affected if we do not maintain our infrastructure and culture.

Our strategic and operational goals are designed to improve our results of operations, including sales and profitability. The level of comparable restaurant sales, which represent the change in year-over-year sales for restaurants open for at least 18 full periods, affects our sales growth and will continue to be a critical factor affecting profit growth because the profit margin on comparable restaurant sales growth is generally higher than the profit margin on new restaurant sales. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible that such initiatives will not be successful, that we will not achieve our target comparable restaurant sales growth or that the change in comparable restaurant sales could be negative, which may cause a decrease in sales and profit growth that could materially adversely affect our business, financial condition or results of operations.
We depend on the services of key executives, the loss of which could materially harm our business.
We rely on executives and senior management to drive the financial and operational performance of our business. Turnover of executives and senior management can adversely impact the price of our Class A common stock, our results of operations and may make recruiting for future management positions more difficult or may require us to offer more generous executive compensation packages to attract top executives. Changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. In recent years, we have experienced management turnover. Our future success depends on our ability to identify, attract and retain qualified personnel on a timely basis. In addition, we must successfully integrate any newly hired management personnel within our organization in order to achieve our operating objectives. In 2016, Kevin Reddy, Chief Executive Officer and Chairman of our Board of Directors, and Phil Petrilli, Executive Vice President of Operations, each left the Company. Dave Boennighausen, our Chief Financial Officer, became interim Chief Executive Officer and we hired Victor Heutz as Chief Operations Officer. Our Board of Directors is leading a search to find a permanent Chief Executive Officer. Candidates include both our interim Chief Executive Officer and external candidates. No assurance can be made, however, as to when we will hire a permanent Chief Executive Officer. The existing management team is actively managing the business in accordance with a business strategy approved by our Board of Directors. However, if we are unable to hire a permanent Chief Executive Officer in a timely manner, it may adversely impact our ability to execute on our strategic and operational plans.
We are subject to risks associated with long-term non-cancellable leases and the costs of exiting leases at restaurants we have identified for closure may be greater than we estimate or could be greater than the funds we raise to address closure costs.
We do not own any real property. Payments under our operating leases account for a significant portion of our operating expenses and we expect the new restaurants we open in the future will similarly be leased. Our leases generally have an initial term of ten years and generally can be extended only in five-year increments (at increased rates). All of our leases require a fixed annual rent, although some require the payment of additional rent if restaurant sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. In connection with closing restaurants, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations.
In connection with our strategy to close underperforming restaurants, our preferred approach is to enter into lease termination agreements with respect to the leases at such restaurants, rather than to assign leases or to sublease the restaurant premises because it allows us to avoid the risk of future liability under the leases. However, the costs of terminating the leases for restaurants we close may be greater than we currently estimate, in which case we may need to borrow under our credit facility, or use cash flow from operations, to fund such liabilities. In addition, we could encounter difficulty raising the funds necessary to cover a part of the costs of terminating the leases for restaurants we intend to close. Such circumstances could materially adversely affect our business, financial condition or results of operations.
We may sublease or assign properties and face future liability if subtenants or assignees default or incur contingent liabilities.
We may be unable to negotiate lease termination agreements on acceptable terms, due to unexpectedly high costs or otherwise. Accordingly, in such cases we may seek either to assign leases and retain contingent liability for rent and other lease obligations or to retain the tenant’s obligations under the lease and sublease the restaurant premises to a third party. Such arrangements may result in our incurring liabilities and expenses in future periods or the rent payments we receive from subtenants being less than our rent obligations under the leases. Under these circumstances, we would be responsible for any shortfall. In addition, continuing liabilities and obligations under assigned or subleased properties could result in expenses in future periods, which could adversely affect our results of operations in those periods.
We may not be successful in executing our franchise strategy.
We have identified a number of our restaurants within certain markets for potential sale or refranchising to new or existing franchisees. In connection with the sale to new or existing franchisees of restaurants in existing markets, we intend to enter into agreements that also provide for the development of new restaurants by such franchisees. We may be unable to identify franchisees willing to partner with us with respect to some or all of these existing or new restaurants. Becoming a franchisee entails economic risks and uncertainties and the perceived risks and uncertainties may not, in the view of potential franchisees, outweigh the anticipated benefits. If we are unable to identify franchisees, we may be unable to execute our refranchising strategy as intended, which could materially adversely affect our business, financial condition or results of operations.
In addition, to the extent we are able to identify franchisees for the franchising of existing restaurants and the development of new restaurants, our success is dependent on the performance of our franchisees in successfully operating the restaurants. Our franchisees may not achieve financial and operational objectives, and they may close existing restaurants due to underperformance or they may ultimately be unsuccessful in developing new restaurants. We may also not be able to manage our franchise system effectively. Failure to provide our new franchisees with adequate support and resources could materially adversely affect these franchisees, as well as cause disputes between us and them and potentially lead to material liabilities.
Our franchisees may also not be successful in achieving financial and operational objectives, leading us to close existing restaurants. In that case, we may retain contingent liabilities for rent and other lease obligations under assigned leases or we may retain the franchisee tenants’ obligations under the leases and sublease the restaurant premises to third parties. These arrangements may cause us to incur liabilities and expenses in future periods or to pay rent obligations under the retained leases that are less than rent payments we receive from subtenants. Restaurant closures stemming from franchisee underperformance and potential lease liabilities could materially adversely affect our business, financial condition or results of operations.
We may face underperformance of restaurants that we do not close or refranchise.
We have identified a subset of our restaurants that have in recent years significantly underperformed our restaurant averages, as measured by average unit volume (“AUV”), restaurant contribution margin and cash flow. Many of these restaurants were opened in the last two to three years in newer markets where brand awareness of our restaurants is not as strong and where it has been more difficult to adequately staff our restaurants. Our strategies include closing certain of such restaurants; however, there can be no assurance that we have identified all of our restaurants that are appropriate candidates for closure. Following the anticipated execution of this strategy, we may observe significant underperformance in certain restaurants that we did not close, which could materially adversely affect our business, financial condition or results of operations.
We rely in part on our franchisees, and if our franchisees cannot develop or finance new restaurants, build them on suitable sites or open them on schedule, our success may be affected.
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
Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us, or be able to find suitable sites on which to develop them, or they may elect to cease development for other reasons. Franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could reduce our franchise revenues. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new restaurants. The lack of adequate financing could adversely affect the number and rate of new restaurant openings by our franchisees and could materially adversely affect our future franchise revenues.
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
Opening and operating new restaurants entails numerous risk and uncertainties.
One continuing element of our operational strategy is the opening of new restaurants and operating those restaurants on a profitable basis. In 2016, we opened 38 company-owned restaurants and six franchise restaurants, while we closed three company-owned restaurants and one franchise restaurant. We expect to open approximately 12 to 15 company-wide restaurants in 2017, a significant decrease from 2016, as we have modified our business strategy to open fewer restaurants, with such openings primarily taking place in well-established existing markets.
Opening new restaurants presents numerous risks and uncertainties. We may not be able to open new restaurants as quickly as planned. In the past, we have experienced delays in opening some restaurants and that could happen again. Delays or failures in opening new restaurants could materially adversely affect our business strategy and our expected results.
Our ability to open new restaurants also depends on other factors, including: site selection; negotiating leases with acceptable terms; identifying, hiring and training qualified employees; the state of the labor market in each local market; timely delivery of leased premises to use; managing construction and development costs; avoiding the impact of inclement weather, natural disasters and other calamities; obtaining construction materials and labor at acceptable costs; securing required governmental approvals, permits and licenses; and accessing sufficient capital.
Our long-term success is highly dependent on our ability to effectively identify appropriate target markets and secure appropriate sites for new restaurants.
In order to build new restaurants, we must first identify target markets where we can enter or expand our footprint, taking into account numerous factors, including the location of our current restaurants, local economic trends, population density, area demographics and geography. The selection of target markets is challenging, and we have had to close, and are in the process of closing, restaurants in some markets that we had previously believed would be successful. We also must locate and secure appropriate sites for new restaurants, which is one of our biggest challenges. There are numerous factors involved in identifying and securing an appropriate site, including, among others: identification and availability of locations; competition; financial conditions affecting developers and potential landlords; developers and potential landlords obtaining licenses or permits for development projects on a timely basis; proximity of potential development sites to an existing location; anticipated development near our new restaurants; and availability of acceptable lease arrangements.
We may not be able to successfully develop critical market presence for our brand in new geographical markets, as we may be unable to find and secure attractive locations, build name recognition or attract new customers. If we are unable to fully implement our development plan, our business, financial condition or results of operations could be materially adversely affected.

New restaurants, once opened, may not be profitable.
In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. New restaurants may not be profitable and their sales performance may not follow historical patterns. In addition, our average restaurant sales and comparable restaurant sales may underperform our expectations. Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including: consumer awareness, understanding and support of our brand; general economic conditions, local labor costs and prices we pay for the food products and other supplies we use; changes in consumer preferences; competition; temporary and permanent site characteristics of new restaurants; and changes in government regulation.
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
We rely heavily on information technology, and any material failure, weakness, interruption or breach of security, such as the data breach that we experienced in 2016, could prevent us from effectively operating our business.
We rely heavily on information systems, including point-of-sale processing in our restaurants, for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. Additionally, our information technology systems contain personal, financial and other information that is entrusted to us by our customers and employees as well as financial, proprietary and other confidential information related to our business. Given the nature of the industry in which we operate, we are susceptible to data security breaches, such as the data security incident that we experienced in 2016. Other restaurants and retailers have also experienced security breaches in which credit and debit card information has been stolen. Avoiding such incidents in the future will require us to continue to enhance our systems, procedures and controls and to hire, train and retain managers and team members. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in delays in customer service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments and harm our business, financial condition or results of operations.
We have incurred and in the future may incur costs resulting from breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions.
The majority of our restaurant sales are by credit or debit cards. On June 28, 2016, we announced that a data security incident compromised the security of the payment information of some customers who used debit or credit cards at certain Noodles & Company locations between January 31, 2016 and June 2, 2016. In the fourth quarter of 2016, we recorded a charge of $10.6 million for estimated losses associated with claims and anticipated claims by payment card companies for non-ordinary course operating expenses, card issuer losses and card replacement costs for which we expect to be liable (the “Data Breach Liabilities”). However, we may ultimately be subject to Data Breach Liabilities that are up to $5.5 million greater than that amount. In addition to claims by payment card companies with respect to the data security incident, we are the defendant in a purported class action lawsuit, alleging that we negligently failed to provide adequate security to protect the payment card information of customers of the plaintiffs and those of other similarly situated credit unions, banks and other financial institutions alleged to be part of the putative class, causing those institutions to suffer financial losses (the “Selco Litigation”). It is possible that losses associated with the data security incident, including losses associated with the Selco Litigation, could have a material adverse effect on our results of operations in future periods.
We may in the future become subject to additional claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to further lawsuits or other proceedings relating to these types of incidents. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.
We might require additional capital, and this capital might be senior to existing equity holders, dilute existing equity holders or include unfavorable restrictions.
In order to pursue our business and operational strategies, we determined that we needed additional sources of liquidity. As a general matter, operating and developing our business requires significant capital. Subsequent to fiscal 2016 year-end, we completed a private placement transaction for aggregate gross proceeds to us of $18.5 million. Concurrent with completing the private placement transaction, we also amended our credit agreement to increase our flexibility under the credit facility. We intend to further increase our liquidity through incremental offerings of equity or debt securities, although there can be no assurances that such efforts will be successful. Our failure to generate additional liquidity when it is required could materially adversely affect our financial condition and the success of our business strategies.
Despite these efforts, we may require additional liquidity in the future and it may be difficult or impossible at such time to increase our liquidity. Our lenders may not agree to amend our credit agreement at such time to increase our borrowing capacity. Further, our requirements for additional liquidity may coincide with periods during which we are not in compliance with covenants under our credit agreement and our lenders may not agree to further amend our credit agreement to accommodate such non-compliance. Even if we are able to access additional liquidity, any sale of additional equity could result in dilution to our stockholders and agreements governing any borrowing arrangement could contain covenants restricting our operations. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities. Moreover, if we issue new debt securities, the debt holders would have rights senior to Class A common stockholders to make claims on our assets.
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

Our success is dependent in part upon our ability to maintain and enhance the value of our brand, consumers’ connection to our brand and positive relationships with our franchisees. We may, from time to time, be faced with negative publicity relating to food quality, restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing, our strategy to close under-performing restaurants, employee relationships or other matters, regardless of whether the allegations are valid or whether we are held to be responsible. The negative impact of adverse publicity relating to one restaurant may extend far beyond the restaurant or franchise involved to affect some or all of our other restaurants. The risk of negative publicity is particularly great with respect to our franchised restaurants because we are limited in the manner in which we can regulate them, especially on a real-time basis. Negative publicity generated by such incidents may be amplified by the use of social media. A similar risk exists with respect to unrelated food service businesses, if consumers associate those businesses with our own operations or are concerned with the food safety of the broader restaurant industry.
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
A number of other restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations, including E. coli and listeria outbreaks at other fast casual concepts. These incidents at other restaurants could cause some customers to have a negative perception of fast casual concepts generally, which can negatively affect our restaurants. The occurrence of a similar incident at one or more of our restaurants, or negative publicity or public speculation about an incident, could materially adversely affect our business, financial condition or results of operations.
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
Various federal and state labor laws govern the relationship with our employees and affect operating costs. These laws include employee classification as exempt/non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, workers’ compensation rates, mandatory health benefits, immigration status and other wage and benefit requirements. Some jurisdictions, including some of those in which we operate, have recently increased their minimum wage by a significant amount, and other jurisdictions are considering similar actions. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition, operating results or cash flow: overtime rules; mandatory health benefits; vacation accruals; paid leaves of absence, including paid sick leave; and tax reporting.
In addition, various states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the U.S. Congress and the Department of Homeland Security from time to time may consider and implement changes to federal immigration laws, regulations or enforcement programs as well. Immigration laws have recently been an area of considerable focus by the Department of Homeland Security, with enforcement operations taking place across the country, resulting in arrests and detentions of unauthorized workers. Some of these changes and enforcement programs may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the United States government to verify employment eligibility, in all of our restaurants and in our corporate support office. However, use of the “E-Verify” program does not guarantee that we will successfully identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our business, financial condition or results of operations.
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
The effect of changes to healthcare laws in the United States has increased the number of employees who have elected to participate in our healthcare plans, which has increased our healthcare costs, and further changes or the repeal of existing healthcare laws may further significantly increase our healthcare costs and negatively impact our financial results in future periods.
The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) requires health care coverage for many previously uninsured individuals and expands coverage for those already insured. We began offering such benefits in July 2015, and as a consequence we are incurring additional expenses for employee healthcare. If we fail to continue to offer such benefits, or the benefits we elect to offer do not meet the applicable requirements, we may incur penalties. Since the PPACA also requires individuals to obtain coverage or face individual penalties, employees who are currently eligible for but elect not to participate in our healthcare plans may find it advantageous to do so in the future, particularly as the level of individual penalties increases over time. It is also possible that by making changes or failing to make changes in the healthcare plans we offer, we will become less competitive in the market for our labor. Finally, continuing to implement the requirements of the PPACA is likely to impose additional administrative costs. The future costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may continue to significantly increase our healthcare coverage costs and could materially adversely affect our, business, financial condition or results of operations.
It is possible that legislation will be passed by Congress and signed into law that repeals the PPACA, in whole or in part, and/or introduces a new form of health care reform. It is unclear at this point what the scope of such legislation would be and when it would become effective. Because of the uncertainty surrounding possible replacement health care reform legislation, we cannot predict with any certainty the likely impact of the PPACA’s repeal or the adoption of any other health care reform legislation on our business, financial condition or results of operations. Whether or not there is alternative health care legislation enacted in the U.S., there is likely to be significant disruption to the health care market in the coming months and years and the costs of the Company’s health care expenditures may increase.

Unionization activities or labor disputes may disrupt our operations and affect our profitability.
Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition or results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes may increase our costs. Potential changes in labor laws, including the possible passage of legislation designed to make it easier for employees to unionize, or increases in politically-inspired labor activism, could increase the likelihood of some or all of our employees being subjected to greater organized labor influence, and could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our employee culture.
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
If we or our franchisees face labor shortages or increased labor costs, our operating results could be adversely affected.
Labor is a primary component in the cost of operating our restaurants. If we or our franchisees face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase. In addition, our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, including customer service and kitchen staff, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in some geographic areas, and the national unemployment rate, as well as the unemployment rates in many of the areas in which we operate, has continued to fall over the past few years. In addition, restaurants have traditionally experienced relatively high employee turnover rates. Our and our franchisees’ ability to recruit and retain qualified individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition or results of operations.
If we or our franchisees are unable to continue to recruit and retain sufficiently qualified individuals at wages comparable to those we currently pay, our business could be adversely affected. Competition for these employees could require us or our franchisees to pay higher wages, which could result in higher labor costs. In addition, increases in the minimum wage, which have become more common and more material in size in recent years, would increase our labor costs. Additionally, costs associated with workers’ compensation are rising, and these costs may continue to rise in the future. We may be unable to increase our menu prices in order to pass these increased labor costs on to consumers, in which case our margins would be negatively affected, which could materially adversely affect our business, financial condition or results of operations.
Changes in economic conditions could materially affect our ability to maintain or increase sales at our restaurants or open new restaurants.
The restaurant industry depends on consumer discretionary spending. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence as a result of stock market volatility and other reasons, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumers’ discretionary spending. Economic conditions may remain volatile and may depress consumer confidence and discretionary spending. Traffic in our restaurants could decline if consumers choose to dine out less frequently or reduce the amount they spend on meals while dining out. Negative economic conditions (including negative economic conditions resulting from war, terrorist activities, global economic occurrences or trends or other geo-political events) might cause consumers to make long-term changes to their discretionary spending behavior, including dining out less frequently or at lower priced restaurants on a permanent basis. If restaurant sales decrease, our profitability would decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, additional asset impairment charges and additional restaurant closures could result from prolonged negative restaurant sales, which could materially adversely affect our business, financial condition or results of operations.
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
In addition, at certain times of the year a substantial volume of our produce items are imported from Mexico and other countries. Any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy, could result in higher food and supply costs that would materially adversely affect our business, financial condition or results of operations.
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

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These requirements may be different or inconsistent with requirements under the PPACA, which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menu, effective as of May 5, 2017, to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. Inconsistencies among state laws with respect to presentation of nutritional content could be challenging for us to comply with in an efficient manner. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.
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
Our customers occasionally file complaints or lawsuits against us alleging we caused an illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. These kinds of complaints or lawsuits may be more common in a period in which the public is focused on health safety issues, or may attract more attention due to publication on various social media outlets. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, equal opportunity, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations, even if proven to be false, may also materially adversely affect our reputation or prospects, which in turn could materially adversely affect our business, financial condition or results of operations.
We are subject to state and local “dram shop” statutes, which may subject us to uninsured liabilities. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Because a plaintiff may seek punitive damages, which may not be fully covered by insurance, this type of action could have an adverse impact on our financial condition or results of operations. A judgment in such an action significantly in excess of, or not covered by, our insurance coverage could adversely affect our business, financial condition or results of operations. Further, adverse publicity resulting from any such allegations may adversely affect us and our restaurants taken as a whole.
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
Changes to existing accounting rules or regulations may impact our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have implemented a requirement that lessees capitalize operating leases in their financial statements beginning in 2019. Such change will require us to record significant capital lease obligations on our balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could materially adversely affect our financial condition or results of operations.
Failure of our internal control over financial reporting could adversely affect our business and financial results.
Our management is responsible for establishing and maintaining effective internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our Class A common stock. We cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.
Under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We could be an “emerging growth company” until the end of our 2018 fiscal year.

Our principal stockholders and their affiliates own a substantial portion of our outstanding equity, and their interests may not always coincide with the interests of the other holders.
As of January 3, 2017, L Catterton, certain of its affiliates and Argentia Private Investments, Inc. (“Argentia,” and together with L Catterton, our “Equity Sponsors”) beneficially owned in the aggregate shares representing approximately 51.6% of our outstanding voting power, assuming no conversion of Class B common stock into Class A common stock. L Catterton and certain of its affiliates beneficially owned, in the aggregate, shares representing approximately 24.5% of our outstanding equity interests and approximately 26.0% of our outstanding voting power as of January 3, 2017. Argentia beneficially owned shares representing approximately 29.7% of our outstanding equity interests and approximately 25.6% of our outstanding voting power as of January 3, 2017. As a result, L Catterton, certain of its affiliates and Argentia could continue to potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change in control transactions. The interests of L Catterton, certain of its affiliates and Argentia may not always coincide with the interests of the other holders of our common stock.
In addition, on February 9, 2017, we completed the sale to L Catterton of (i) 18,500 shares of Series A Convertible Preferred Stock, par value $0.01 per share, convertible into 4,252,873 shares of Class A common stock (the “preferred stock”) and (ii) warrants exercisable beginning six months following their issuance for the purchase of 1,913,793 shares of Class A common stock (the “warrants”). Assuming the conversion of the preferred stock into shares of Class A common stock and no exercise of the warrants, L Catterton and certain of its affiliates would have beneficially owned, in the aggregate, shares representing approximately 36.3% of our outstanding voting power and Argentia would have beneficially owned shares representing approximately 22.0% of our outstanding voting power, each as of January 3, 2017.
Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.
Our quarterly operating results may fluctuate significantly because of several factors, including: increases and decreases in AUVs and comparable restaurant sales; impairment of long-lived assets and any loss on and exit costs associated with restaurant closures; profitability of our restaurants, especially in new markets and any refranchised restaurants; labor availability and costs for hourly and management personnel; changes in interest rates; macroeconomic conditions, both nationally and locally; negative publicity relating to the consumption of products we serve; changes in consumer preferences and competitive conditions; expansion to new markets; the timing of new restaurant openings and related expense; restaurant operating costs for our newly-opened restaurants, which are often materially greater during the first several months of operation than thereafter; increases in infrastructure costs; and fluctuations in commodity prices.
Seasonal factors, particularly weather disruptions, and the timing of holidays also cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced winter and holiday traffic and higher in the second and third quarters. As a result of these factors, our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our Class A common stock would likely decrease.
The price of our Class A common stock may be volatile.
The market price of our Class A common stock could fluctuate significantly. Those fluctuations could be based on various factors, including: our operating performance and the performance of our competitors or restaurant companies in general; the public’s reaction to our press releases, our other public announcements and our filings with the SEC; changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry; global, national or local economic, legal and regulatory factors unrelated to our performance; changes in, or our ability to achieve, projections or estimates of our operating results made by analysts, investors or management; future sales of our Class A common stock by our officers, directors and significant stockholders; the conversion of preferred stock into shares of Class A common stock or the exercise of warrants for shares of Class A common stock; the arrival or departure of key personnel; and other developments affecting us, our industry or our competitors.
In addition, in recent years the stock market has experienced significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our Class A common stock. The price of our Class A common stock could fluctuate based upon factors that have little or nothing to do with our business, financial condition or results of operations, and those fluctuations could materially reduce the price of our Class A common stock.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the operation of our business, and we do not anticipate paying any cash dividends on our common stock. See Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Dividends.”
Future sales of our common stock, or the perception that such sales may occur, could depress our Class A common stock price.
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock. Our amended and restated certificate of incorporation authorizes us to issue up to 180,000,000 shares of common stock and Class B common stock. As of February 24, 2017, we have 26,350,827 outstanding shares of Class A common stock and 1,522,098 shares of Class B common stock. In addition, as of such date, approximately 2.7 million shares of Class A common stock are issuable upon the exercise of outstanding stock options and vesting of restricted stock units, 1,913,793 shares of Class A common stock and 28,850 shares of Class B common stock are issuable upon the exercise of warrants and 4,252,873 shares of Class A common stock are issuable upon the conversion of the preferred stock. Moreover, as of that date, approximately 3.9 million shares of our common stock are reserved for future grants under our stock incentive plan and for future purchase under our employee stock purchase plan.
Provisions in our charter documents and Delaware law may delay or prevent our acquisition by a third party.
Our amended and restated certificate of incorporation and second amended and restated bylaws, and Delaware law, contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors. For example, we have a classified Board of Directors with three-year staggered terms, which could delay the ability of stockholders to change membership of a majority of our Board of Directors. Additionally, the terms of our preferred stock and warrants each contain change of control provisions which, in the event of a potential change of control transaction, may require the payment of a premium to holders of such securities. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding equity interests. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
As of January 3, 2017, we and our franchisees operated 532 restaurants in 35 states, the District of Columbia and one Canadian province. Our restaurants are typically 2,600 to 2,700 square feet and are located in a variety of suburban, urban and small markets. We lease the property for our central support office and all of the properties on which we operate restaurants. The chart below shows the locations of our company-owned and franchised restaurants as of January 3, 2017.

State	Company- owned	Franchised	Total
Arizona	4	—	4
California	26	—	26
Colorado	62	—	62
Connecticut	—	3	3
Delaware	3	—	3
District of Columbia	1	—	1
Florida	6	1	7
Idaho	6	—	6
Illinois	56	5	61
Indiana	24	—	24
Iowa	11	1	12
Kansas	10	—	10
Kentucky	2	5	7
Maryland	28	—	28
Massachusetts	—	6	6
Michigan	—	21	21
Minnesota	44	1	45
Missouri	5	8	13
Montana	—	2	2
Nebraska	—	6	6
New Hampshire	—	2	2
New Jersey	4	—	4
New York	4	5	9
North Carolina	17	—	17
North Dakota	—	3	3
Ohio	21	—	21
Oklahoma	4	—	4
Oregon	8	—	8
Pennsylvania	13	—	13
South Dakota	—	3	3
Tennessee	5	—	5
Texas	3	—	3
Utah	15	—	15
Virginia	31	—	31
Washington	2	—	2
Wisconsin	40	3	43
Canada	2	—	2
	457	75	532
We are obligated under non-cancelable leases for our restaurants and our central support office. Our restaurant leases generally have initial terms of 10 years with two or more five-year renewal options. Our restaurant leases may require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds, although we generally do not expect to pay significant contingent rent on these properties based on the thresholds in those leases.

ITEM 3.    Legal Proceedings
Data Security Litigation
On June 28, 2016, we announced that a data security incident compromised the security of the payment information of some customers who used debit or credit cards at certain Noodles & Company locations between January 31, 2016 and June 2, 2016. In addition to claims by payment card companies with respect to the data security incident, we are the defendant in a purported class action lawsuit in the United States District Court for the District of Colorado, Selco Community Credit Union vs. Noodles & Company, alleging that we negligently failed to provide adequate security to protect the payment card information of customers of the plaintiffs and those of other similarly situated credit unions, banks and other financial institutions alleged to be part of the putative class, causing those institutions to suffer financial losses (the “Selco Litigation”). The complaint in the Selco Litigation also claims we were negligent per se based on alleged violations of Section 5 of the Federal Trade Commission Act, and it seeks monetary damages, injunctive relief and attorneys’ fees. We intend to vigorously defend the Selco Litigation. We cannot reasonably estimate the range of potential losses that will be associated with the Selco Litigation because it is at an early stage. We also cannot assure you that we will not become subject to other inquiries or claims, such as claims brought by customers, relating to the data security incident in the future. Although we maintain data security liability insurance, and certain fees and costs associated with this data security incident and the Selco Litigation to date have been paid or reimbursed by our data security liability insurer, we currently believe that it is possible that the ultimate amount paid by us, if we are unsuccessful in defending this litigation, with respect to the Selco Litigation will be in excess of the limits of our data security liability insurance coverage applicable to claims of this nature.
Delaware Gift Card Litigation
As previously disclosed in prior reports filed with the SEC, the Company is named as a defendant in an action filed in the Superior Court of Delaware in New Castle County (the “Court”), entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleges that a number of large retailers and restaurant companies, including the Company, knowingly refused to fulfill obligations under Delaware’s Abandoned Property Law by failing to report and deliver “unclaimed gift card funds” to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an order that we cease and desist from violating the Delaware Abandoned Property Law, monetary damages (including treble damages under the False Claims and Reporting Act), penalties, and attorneys’ fees and costs. On November 23, 2015, the Court ruled on a motion to dismiss the complaint that the defendants—including the Company—had filed. While the Court granted the motion to dismiss with respect to a claim alleging that the defendants intended to defraud the government or willfully concealed property owed to the government and for which a certificate or receipt was provided, it did not dismiss the other claims alleging that the defendants knowingly made false statements to avoid transmitting money to the government. The trial date with respect to this matter is set for January 8, 2018. We have recorded a loss contingency accrual based on a reasonable estimate of the probable losses that might arise from this matter; this loss contingency accrual did not have a material effect on our results of operations. However, we may ultimately be subject to greater losses resulting from the litigation. We intend to continue to vigorously defend this action.
Litigation Regarding Classification of Assistant General Managers
As we reported in our Quarterly Reports on Form 10-Q for the quarters ended March 29, 2016, June 28, 2016 and September 27, 2016, Carrie Castillo, Anastassia Letourneau and Jacquelyn Myhre, former employees of the Company, filed a purported collective and class action lawsuit against us on March 10, 2016 alleging violations of the Fair Labor Standards Act and Illinois and Minnesota wage laws (the “Labor Laws”) in the United States District Court for the Northern District of Illinois (”Castillo Litigation”). The plaintiffs filed the case on their behalf and on behalf of all assistant general managers employed by us since January 5, 2013 whom we classified as exempt employees, and they allege that we violated the Labor Laws by not paying overtime compensation to our assistant general managers. The plaintiffs were seeking, on behalf of themselves and members of the putative class, unpaid overtime compensation, liquidated damages and available penalties under applicable state laws, a declaratory judgment, an injunction and attorneys’ fees and costs. In the third quarter of 2016, we and the plaintiffs in the litigation agreed in principle to settle the litigation. To cover the estimated costs of the settlement, including estimated payments to any opt-in members and class attorneys, as well as related settlement administration costs, we recorded a charge of $3.0 million in 2016. The charge was recorded in general and administrative expenses in our unaudited condensed consolidated statements of operations and in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheets. The settlement has been approved by the United States District Court for the Northern District of Illinois.
Other Matters
In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of January 3, 2017. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than they currently anticipate, could materially adversely affect our business, financial condition, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock has traded on the Nasdaq Global Select Market under the symbol NDLS since it began trading on June 28, 2013, the date of our IPO. The following table sets forth, for the periods indicated, the high and low sales prices per share of our Class A common stock as reported on the Nasdaq Global Select Market.

	High	Low

Fiscal Year 2016
First quarter (December 30, 2015 - March 29, 2016)	$13.65	$9.32
Second quarter (March 30, 2016 - June 28, 2016)	$12.55	$9.28
Third quarter (June 29, 2016 - September 27, 2016)	$10.47	$4.91
Fourth quarter (September 28, 2016 - January 3, 2017)	$5.10	$3.51
Fiscal Year 2015
First quarter (December 31, 2014 - March 31, 2015)	$28.02	$17.18
Second quarter (April 1, 2015 - June 30, 2015)	$21.41	$14.28
Third quarter (July 1, 2015 - September 29, 2015)	$15.88	$11.20
Fourth quarter (September 30, 2015 - December 29, 2015)	$14.95	$10.02

As of February 24, 2017, there were approximately 43 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Purchases of Equity Securities by the Issuer
We had no share repurchases during the fourth quarter of 2016.
Sales of Unregistered Securities by the Issuer
No transactions that have not been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our Class A common stock from June 28, 2013 (using the price of which our shares of Class A common stock were initially sold to the public) to January 3, 2017 to that of the total return of the Nasdaq Composite and the S&P 600 Restaurants Index. The comparison assumes $100 was invested in our common stock on June 28, 2013 and in each of the forgoing indices on June 28, 2013 and assumes the reinvestment of dividends. This graph is furnished and not “filed” with the Securities and Exchange Commission or “soliciting material” under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Dividends
No dividends have been declared or paid on our shares of common stock. We do not anticipate paying any cash dividends on any of our shares of common stock in the foreseeable future. We currently intend to retain any earnings to finance the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then-existing conditions, including our earnings, capital requirements, results of operations, financial condition, business prospects and other factors that our Board of Directors considers relevant. Further, the Company’s credit facility, preferred stock and warrants each contain provisions that limit its ability to pay dividends on its common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Relationships and Related Transactions, and Director Independence” for additional information regarding our financial condition.
ITEM 6.    Selected Financial Data
The following table summarizes the consolidated historical financial and operating data for the periods indicated. The statements of operations data for the fiscal years ended January 3, 2017, December 29, 2015 and December 30, 2014, and the balance sheet data as of January 3, 2017 and December 29, 2015 have been derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data,” and the statements of operations data from the fiscal years ended December 31, 2013 and January 1, 2013, and the balance sheet data as of December 30, 2014, December 31, 2013 and January 1, 2013 have been derived from our audited consolidated financial statements not included in this report.
The historical results presented below are not necessarily indicative of the results to be expected for any future period. This information should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report.
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2016, which ended on January 3, 2017, contained 53 weeks, and all other fiscal years presented below contained 52 weeks. We refer to our fiscal years as 2016, 2015, 2014, 2013 and 2012. Our fiscal quarters each contain thirteen weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen weeks.

	Fiscal Year Ended
	January 3, 2017	December 29, 2015	December 30, 2014	December 31, 2013	January 1, 2013
	(in thousands)
Revenue:
Restaurant revenue	$482,544	$450,482	$398,993	$347,140	$297,264
Franchising royalties and fees	4,930	4,969	4,748	3,784	3,146
Total revenue	487,474	455,451	403,741	350,924	300,410
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	130,630	120,455	107,217	91,892	78,997
Labor	161,219	143,145	120,492	104,040	89,435
Occupancy	55,912	50,300	42,540	35,173	29,323
Other restaurant operating costs	73,011	63,549	52,580	44,078	36,380
General and administrative(1)(2)	55,654	37,244	31,394	35,893	29,081
Depreciation and amortization	28,134	27,802	24,787	20,623	16,719
Pre-opening	3,131	4,407	4,425	3,809	3,145
Restaurant impairments, closure costs and asset disposals (3)	47,311	29,616	1,391	1,164	1,278
Total costs and expenses	555,002	476,518	384,826	336,672	284,358
(Loss) income from operations	(67,528)	(21,067)	18,915	14,252	16,052
Debt extinguishment expense	—	—	—	624	2,646
Interest expense, net	2,916	1,432	365	2,196	5,028
(Loss) income before income taxes	(70,444)	(22,499)	18,550	11,432	8,378
Provision (benefit) for income taxes	1,233	(8,734)	7,122	4,767	3,215
Net (loss) income	$(71,677)	$(13,765)	$11,428	$6,665	$5,163
_____________

(1)
General and administrative expenses in 2013 included $0.5 million and 2012 included $1.0 million of management fee expense, respectively, in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock. In connection with our IPO, the management services agreement expired, and the one share of Class C common stock was redeemed. In the second quarter of 2013, we incurred $5.7 million of IPO-related expenses: $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our then Chief Executive Officer and then-President and Chief Operating Officer of which 50% were vested at grant, $1.7 million of transaction bonuses and related payroll taxes and $0.8 million in transaction payments to our Equity Sponsors. Additionally, we incurred $0.7 million of expenses related to our follow-on offering which closed in December of 2013.

(2)
General and administrative expenses in 2016 include a $10.6 million charge for estimated losses associated with claims and anticipated claims by payment card companies from the data security incident, a $2.7 million charge for severance expenses, and a $3.0 million charge for a litigation settlement related to the Castillo Litigation described under Part I, Item 3 of this report.

(3)
Restaurant impairments, closure costs and asset disposals include $41.6 million of charges in 2016 and $25.4 million of charges in 2015, related to 54 restaurants in 2016 and 39 restaurants in 2015 that were identified as impaired. Additionally, we recognized $2.2 million and $3.1 million in 2016 and 2015, respectively, of closure costs which are also included in restaurant impairments, closure costs and asset disposals. The closure costs recognized during 2016 are related to the ongoing costs of restaurants closed in the fourth quarter of 2015.

	Fiscal Year Ended
	January 3, 2017	December 29, 2015	December 30, 2014	December 31, 2013	January 1, 2013
	(in thousands, except share and per share data and restaurants)
(Loss) earnings per Class A and Class B common share, combined:
Basic	$(2.58)	$(0.48)	$0.38	$0.25	$0.22
Diluted	$(2.58)	$(0.48)	$0.37	$0.24	$0.22
Weighted average Class A and Class B common shares outstanding, combined:
Basic	27,808,708	28,938,901	29,717,304	26,406,904	23,238,984
Diluted	27,808,708	28,938,901	31,001,099	27,688,629	23,265,542
Selected Operating Data:
Company-owned restaurants at end of period	457	422	386	318	276
Franchise-owned restaurants at end of period	75	70	53	62	51
Company-owned:
Average unit volumes(1)	$1,075	$1,103	$1,147	$1,179	$1,178
Comparable restaurant sales(2)	(0.9)%	(0.2)%	0.3%	3.4%	5.2%
Restaurant contribution(3)	$61,772	$73,032	$76,165	$71,957	$63,129
as a percentage of restaurant revenue	12.8%	16.2%	19.1%	20.7%	21.2%

	As of
	January 3, 2017	December 29, 2015	December 30, 2014	December 31, 2013	January 1, 2013
	(in thousands)
Balance Sheet Data:
Total current assets	$25,788	$25,401	$22,776	$18,333	$16,154
Total assets	209,461	239,961	238,539	187,350	155,957
Total current liabilities	49,033	32,914	25,831	24,165	23,760
Total long-term debt	84,676	67,732	27,136	5,860	92,693
Total liabilities	183,643	146,189	98,424	62,877	141,949
Temporary equity	—	—	—	—	3,601
Total stockholders' equity	25,818	93,772	140,115	124,473	10,407
_____________

(1)	AUVs consist of average annualized sales of all company-owned restaurants over the trailing 12 periods in a typical operating year.

(2)	Comparable restaurant sales represent year-over-year sales for restaurants open for at least 18 full periods.

(3)	Restaurant contribution represents restaurant revenue less restaurant operating costs which are cost of sales, labor, occupancy and other restaurant operating costs.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” and our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1A. “Risk Factors” and elsewhere in this report.
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2016, which ended on January 3, 2017, contained 53 weeks, and all other fiscal years presented below contained 52 weeks. We refer to our fiscal years as 2016, 2015 and 2014. Our fiscal quarters each contained 13 operating weeks, with the exception of the fourth quarter of 2016, which had 14 operating weeks.
NOODLES & COMPANY
World Kitchen
Overview
Noodles & Company is a restaurant concept offering lunch and dinner within the fast casual segment of the restaurant industry. We opened our first location in 1995, offering noodle and pasta dishes, staples of many cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, soups, salads and appetizers, which are served on china by our friendly team members. We believe we offer our customers value with per person spend of approximately $8.68 in 2016.
Recent Trends, Risks and Uncertainties
Restaurant Development. New restaurants have historically contributed substantially to our revenue growth. In 2016, we opened 38 company-owned restaurants and six franchise restaurants for a total of 44 restaurants opened system-wide. We closed three company-owned restaurants and one franchise restaurant in 2016. As of January 3, 2017, we had 457 company-owned restaurants and 75 franchise restaurants in 35 states, the District of Columbia and one Canadian province.
In 2016, we announced that we intended to reduce our rate of company-owned restaurant unit growth, which we anticipate will result in our revenue growing at a slower rate than would be expected if our unit growth rate continued at the historical rate. In 2017, we plan to open between 12 and 15 company-owned restaurants; eight openings have occurred to date in the first quarter of 2017. We do not intend to open restaurants in new markets in 2017, and most of our openings will be in well-established markets where we maintain strong brand awareness and restaurant-level financial performance that exceeds company averages. We believe this more moderate growth strategy will enhance our ability to focus on improving restaurant operations and profitability. We will continue to evaluate our company-owned restaurant growth rate based on our operational and financial performance, capital resources and real estate opportunities. Furthermore, we anticipate pre-opening costs to decrease as a result of the more moderate anticipated growth rate.
New Restaurant Underperformance. Our financial performance has been adversely impacted by a subset of our restaurants that have significantly underperformed our restaurant averages, as measured by AUVs, restaurant contribution margin and cash flow. Many of these restaurants were opened in the last two to three years in newer markets where brand awareness of our restaurants is not as strong and where it has been more difficult to adequately staff our restaurants. Our Board of Directors has approved the closure of certain of these restaurants in order to eliminate the negative cash flow resulting from their continued operation and to permit us to increase our focus on the remaining restaurants in our restaurant portfolio. We believe closing these restaurants will increase our restaurant contribution, restaurant contribution margin, adjusted EBITDA, adjusted EBITDA margin and net income.
We have closed 39 restaurants in the first quarter of 2017 and intend to close an additional 18 restaurants prior to the end of the second quarter of 2017. These restaurants have significantly underperformed our restaurant averages, generating AUVs of approximately $0.7 million and an aggregate restaurant contribution margin of approximately (22.0%) during the fiscal year ended January 3, 2017. If such restaurants had not been in operation during such period, we believe that our restaurant contribution would have been $8.2 million higher and restaurant contribution margin would have been 290 basis points higher.

Comparable Restaurant Sales and Restaurant Contribution Margin. Comparable restaurant sales decreased 0.8% system-wide, decreased 0.9% for company-owned restaurants, and increased 0.1% for franchise restaurants . Comparable restaurant sales represent year-over-year sales comparisons for restaurants open for at least 18 full periods. Our comparable restaurant sales decreased primarily as a result of underperformance at company-owned restaurants that are newly included in the comparable restaurant base, partially offset by stronger performance at franchised locations.
Increased Labor Costs. Similar to much of the restaurant industry, our labor costs have risen in recent periods and we expect that labor costs will continue to rise in future periods as wage rates and benefit costs increase. Some jurisdictions, including some of those in which we operate, have recently increased their minimum wage by a significant amount, and other jurisdictions are considering similar actions. Significant additional government-imposed increases could materially affect our labor costs.
Refranchising. We have identified a number of restaurants within certain markets for potential sale or refranchising to new or existing franchisees. In general, these restaurants are in markets that are less penetrated than our well-established markets and provide significant opportunity for unit growth. Given our decision to moderate our company-owned restaurant growth rate, we believe that franchise operators will better support the development of the Noodles & Company brand in these markets. In connection with the sale of company-owned restaurants to new or existing franchisees in existing markets, we intend to enter into agreements that also provide for the development of new restaurants. After refranchising select company-owned restaurants, and as we grow with existing and new franchisees into the future, we expect franchise restaurants to represent a larger percentage of Noodles & Company system-wide restaurants than they currently constitute. The franchisor model requires significantly lower capital investment by the franchisor and generates revenues, in the form of development and franchise fees and royalties, which are less volatile than company-owned restaurant revenues. While we plan to embark on refranchising in 2017, we are focused on identifying qualified franchisees, and it may take multiple years to complete this effort.
Data Breach Liabilities. On June 28, 2016, we announced that a data security incident compromised the security of the payment information of some customers who used debit or credit cards at certain Noodles & Company locations between January 31, 2016 and June 2, 2016. The malware involved in the incident has been removed, and we believe that it no longer poses a risk to credit or debit cards currently being used at affected locations. We have been implementing additional security procedures to further secure customers’ debit and credit card information.
In the fourth quarter of 2016, we recorded a charge of $10.6 million for estimated losses associated with claims and anticipated claims by payment card companies for non-ordinary course operating expenses, card issuer losses and card replacement costs for which we expect to be liable (the “Data Breach Liabilities”). However, we may ultimately be subject to Data Breach Liabilities that are up to $5.5 million greater than that amount.
In addition to claims by payment card companies with respect to the data security incident, we are the defendant in a purported class action lawsuit in the United States District Court for the District of Colorado, Selco Community Credit Union vs. Noodles & Company, alleging that we negligently failed to provide adequate security to protect the payment card information of customers of the plaintiffs and those of other similarly situated credit unions, banks and other financial institutions alleged to be part of the putative class, causing those institutions to suffer financial losses. See “Legal Proceedings—Data Security Litigation” and “Risk Factors—We have incurred and in the future may incur costs resulting from breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions” for more information.
Restaurant Closing Liabilities. Our anticipated plan of restaurant closings will result in liabilities to landlords from the termination of our leases for such restaurants, fees to be paid to our real estate advisor and brokers related to such terminations and other costs of closing restaurants, such as severance for terminated employees, or Restaurant Closing Liabilities. We currently anticipate that the Restaurant Closing Liabilities future cash outlays will total $24.0 million to $29.0 million, which will include (i) $23.0 million to $28.0 million relating to the termination of leases, including related fees and expenses, to be paid out over the next 12 to 18 months, and (ii) approximately $1.0 million relating to severance for terminated employees. However, it is possible that the Restaurant Closing Liabilities will exceed such amounts. We expect to recognize accounting charges for the Restaurant Closing Liabilities aggregating between $17.5 million to $19.5 million, at the time such restaurants are closed, subject to adjustment as lease terminations occur.
Key Measures We Use to Evaluate Our Performance
To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include revenue, AUVs, comparable restaurant sales, restaurant contribution, restaurant contribution margin, EBITDA and adjusted EBITDA.

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
Comparable Restaurant Sales
Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. As of the end of 2016, 2015 and 2014, there were 393, 322 and 295 restaurants, respectively, in our comparable restaurant base for company-owned locations. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded. Changes in comparable restaurant sales are generated by changes in traffic, which we calculate as the number of entrées sold, or changes in per person spend, calculated as sales divided by traffic. Per person spend can be influenced by changes in menu prices and the mix and number of items sold per person.
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
Restaurant Contribution Margin
Restaurant contribution margin is defined as restaurant revenue less restaurant operating costs.

EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization, restaurant impairments, closure costs and asset disposals, data breach liabilities, certain litigation settlements, severance costs and stock-based compensation.
EBITDA and adjusted EBITDA provide clear pictures of our operating results by eliminating certain non-cash expenses that may vary widely from period to period and are not reflective of the underlying business performance. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or to be superior to, the financial information prepared and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We use these non-GAAP financial measures for financial and operational decision making and as a means to evaluate period-to-period comparisons. We believe that they provide useful information about operating results, enhance the overall understanding of financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making.
Results of Operations
The following table presents a reconciliation of net (loss) income to EBITDA and adjusted EBITDA:

	Fiscal Year Ended
	January 3, 2017	December 29, 2015	December 30, 2014
	(in thousands)
Net (loss) income	$(71,677)	$(13,765)	$11,428
Depreciation and amortization	28,134	27,802	24,787
Interest expense, net	2,916	1,432	365
Provision (benefit) for income taxes	1,233	(8,734)	7,122
EBITDA	$(39,394)	$6,735	$43,702
Restaurant impairments, closure costs and asset disposals	47,311	29,616	1,391
Data breach liabilities	10,622	—	—
Litigation settlement	3,000	200	—
Severance costs	2,034	—	—
Stock-based compensation expense	2,319	1,469	1,330
Transaction costs (a)	—	—	100
Adjusted EBITDA	$25,892	$38,020	$46,523
_____________

(a)	Expenses related to the purchase of 19 franchise restaurants. See Note 2, Business Combinations in the consolidated financial statements.

Key Financial Definitions
Cost of Sales
Cost of sales includes the direct costs associated with the food, beverage and packaging of our menu items. Cost of sales also includes any costs related to discounted menu items. Cost of sales is a substantial expense and can be expected to change proportionally as our restaurant revenue changes. Fluctuations in cost of sales are caused primarily by volatility in the cost of commodity food items and related contracts for such items. Other important factors causing fluctuations in cost of sales include seasonality, discounting activity and restaurant level management of food waste.
Labor Costs
Labor costs include wages, payroll taxes, workers’ compensation expense, benefits and bonuses paid to our management teams. Similar to certain other expense items, we expect labor costs to change proportionally as our restaurant revenue changes. Factors that influence fluctuations in our labor costs include minimum wage and payroll tax legislation, the frequency and severity of workers’ compensation claims, health care costs and the performance of our restaurants.
Occupancy Costs
Occupancy costs include rent, common area maintenance charges and real estate tax expense related to our restaurants and are expected to grow proportionally as we open new restaurants.
Other Restaurant Operating Costs
Other restaurant operating costs include the costs of repairs and maintenance, utilities, restaurant-level marketing, credit card processing fees, restaurant supplies and other restaurant operating costs. Similar to certain other costs, they are expected to grow proportionally as restaurant revenue grows.
General and Administrative Expense
General and administrative expense is composed of payroll, other compensation, travel, marketing, accounting and legal fees, insurance and other expenses related to the infrastructure required to support our restaurants. General and administrative expense also includes the non-cash stock compensation expense related to our employee stock incentive plan.
Depreciation and Amortization
Our principal depreciation and amortization charges relate to depreciation of long-lived assets, such as property, equipment and leasehold improvements, from restaurant construction and ongoing maintenance.
Pre-Opening Costs
Pre-opening costs relate to the costs incurred prior to the opening of a restaurant. These include management labor costs, staff labor costs during training, food and supplies utilized during training, marketing costs and other pre-opening related costs. Pre-opening costs also include rent recorded between the date of possession and the opening date for our restaurants.
Restaurant impairments, closure costs and asset disposals
Restaurant impairments, closure costs and asset disposals include the net gain or loss on disposal of long-lived assets related to retirements and replacement of equipment or leasehold improvements, restaurant closures and impairment charges.
Interest Expense
Interest expense consists primarily of interest on our outstanding indebtedness and amortization of debt issuance costs over the life of the related debt reduced by capitalized interest.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists of federal, foreign, state and local taxes on our income.
Restaurant Openings, Closures and Relocations
The following table shows restaurants opened, closed or relocated in the years indicated.

	Fiscal Year Ended
	January 3, 2017	December 29, 2015	December 30, 2014
Company-Owned Restaurant Activity
Beginning of period	422	386	318
Openings	38	51	49
Acquisitions(1)	—	1	19
Closures and relocations(2)	(3)	(16)	—
Restaurants at end of period	457	422	386
Franchise Restaurant Activity
Beginning of period	70	53	62
Openings	6	19	10
Divestitures(1)	—	(1)	(19)
Closures and relocations(2)	(1)	(1)	—
Restaurants at end of period	75	70	53
Total restaurants	532	492	439
_____________

(1)	Represents franchise restaurants acquired/divested by us.

(2)	We account for relocated restaurants under both restaurant openings and closures and relocations.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue. Fiscal year 2016 contained 53 operating weeks and fiscal years 2015 and 2014 each contained 52 operating weeks.

	Fiscal Year Ended
	January 3, 2017	December 29, 2015	December 30, 2014
Revenue:
Restaurant revenue	99.0%	98.9%	98.8%
Franchising royalties and fees	1.0%	1.1%	1.2%
Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):(1)
Cost of sales	27.1%	26.7%	26.9%
Labor	33.4%	31.8%	30.2%
Occupancy	11.6%	11.2%	10.7%
Other restaurant operating costs	15.1%	14.1%	13.2%
General and administrative	11.4%	8.2%	7.8%
Depreciation and amortization	5.8%	6.1%	6.1%
Pre-opening	0.6%	1.0%	1.1%
Restaurant impairments, closure costs and asset disposals	9.7%	6.5%	0.3%
Total costs and expenses	113.9%	104.6%	95.3%
(Loss) income from operations	(13.9)%	(4.6)%	4.7%
Interest expense, net	0.6%	0.3%	0.1%
(Loss) income before income taxes	(14.5)%	(4.9)%	4.6%
Provision (benefit) for income taxes	0.2%	(1.9)%	1.8%
Net (loss) income	(14.7)%	(3.0)%	2.8%
_____________

(1)	As a percentage of restaurant revenue.

Fiscal Year Ended January 3, 2017 compared to Fiscal Year Ended December 29, 2015
Fiscal year 2016 contained 53 operating weeks and fiscal year 2015 contained 52 operating weeks. The table below presents our operating results for 2016 and 2015, and the related year-over-year changes:

	Fiscal Year Ended		Increase / (Decrease)
	January 3, 2017	December 29, 2015	$	%
	(in thousands)
Revenue:
Restaurant revenue	$482,544	$450,482	$32,062	7.1%
Franchising royalties and fees	4,930	4,969	(39)	(0.8)%
Total revenue	487,474	455,451	32,023	7.0%
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	130,630	120,455	10,175	8.4%
Labor	161,219	143,145	18,074	12.6%
Occupancy	55,912	50,300	5,612	11.2%
Other restaurant operating costs	73,011	63,549	9,462	14.9%
General and administrative	55,654	37,244	18,410	49.4%
Depreciation and amortization	28,134	27,802	332	1.2%
Pre-opening	3,131	4,407	(1,276)	(29.0)%
Restaurant impairments, closure costs and asset disposals	47,311	29,616	17,695	59.7%
Total costs and expenses	555,002	476,518	78,484	16.5%
Loss from operations	(67,528)	(21,067)	(46,461)	*
Interest expense, net	2,916	1,432	1,484	*
Loss before income taxes	(70,444)	(22,499)	(47,945)	*
Provision (benefit) for income taxes	1,233	(8,734)	9,967	*
Net loss	$(71,677)	$(13,765)	$(57,912)	*
_____________

*	Not meaningful.
Revenue
Restaurant revenue increased by $32.1 million, or 7.1%, in 2016 compared to 2015. Restaurants not in the comparable restaurant base accounted for $27.5 million of this increase, partially offset by a slight decline in comparable restaurant sales, as well as the impact of closing 16 restaurants in the fourth quarter of 2015. Comparable restaurant sales decreased by $2.9 million, or 0.9%, in 2016 due to a decrease in traffic, partially offset by a modest price increase. AUV’s decreased $28,000 due primarily to lower AUVs at our restaurants that have been open for less than 18 full periods compared to our system-wide average.
Franchise royalties and fees remained relatively flat in 2016 due to low comparable growth rate and a low number of restaurant openings.
The impact of an additional operating week in 2016 on total revenue was approximately $8.1 million.
Cost of Sales
Cost of sales increased by $10.2 million, or 8.4%, in 2016 compared to 2015, due primarily to the increase in restaurant revenue in 2016. As a percentage of restaurant revenue, cost of sales increased to 27.1% in 2016 from 26.7% in 2015. This increase was primarily the result of modest commodity inflation.

Labor Costs
Labor costs increased by $18.1 million, or 12.6%, in 2016 compared to 2015, due primarily to the increase in restaurant revenue in 2016. As a percentage of restaurant revenue, labor costs increased to 33.4% in 2016 from 31.8% in 2015. The increase as a percentage of restaurant revenue resulted from an increase in wage rates and benefit costs, as well as the deleveraging impact of lower AUVs.
Occupancy Costs
Occupancy costs increased by $5.6 million, or 11.2%, in 2016 compared to 2015, due primarily to the opening of new restaurants. As a percentage of restaurant revenue, occupancy costs increased to 11.6% in 2016 from 11.2% in 2015. The slight increase was due primarily to the deleveraging impact of lower AUVs.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $9.5 million, or 14.9%, in 2016 compared to 2015, due primarily to the increase in restaurant revenue in 2016. As a percentage of restaurant revenue, other restaurant operating costs increased to 15.1% in 2016 from 14.1% in 2015. The increase in other restaurant operating cost percentage was primarily due to increased marketing initiatives, the deleveraging impact of lower AUVs and additional maintenance costs in 2016.
General and Administrative Expense
General and administrative expense increased by $18.4 million, or 49.4%, in 2016 compared to 2015, primarily due to a $10.6 million charge for estimated losses associated with claims and anticipated claims by payment card companies from the data security incident, a $2.7 million charge for severance expenses, and a $3.0 million charge for a litigation settlement related to the Castillo Litigation described under Part I, Item 3 of this report. As a percentage of revenue, general and administrative expense increased to 11.4% in 2016 from 8.2% in 2015, due primarily to the charges discussed above.
Depreciation and Amortization
Depreciation and amortization increased by $0.3 million, or 1.2%, in 2016 compared to 2015, due primarily to an increased number of restaurants mostly offset by the impairment of 54 restaurants throughout 2016 and restaurants impaired or closed in 2015. As a percentage of revenue, depreciation and amortization decreased to 5.8% in 2016 from 6.1% in 2015.
Pre-Opening Costs
Pre-opening costs decreased by $1.3 million, or 29.0%, in 2016 compared to 2015 due to fewer restaurants under construction compared to the comparable period in the prior year. As a percentage of revenue, pre-opening costs decreased to 0.6% in 2016 from 1.0% in 2015.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals increased by $17.7 million, or 59.7%, in 2016 compared to 2015 due primarily to the impairment of 54 restaurants in 2016, as a result of our current assessment of expected future cash flows, compared to the impairment of 39 restaurants in 2015. Our financial performance has been adversely impacted by a subset of our restaurants that have significantly underperformed our restaurant averages, as measured by AUVs, restaurant contribution margin and cash flow. Many of these restaurants were opened in the last two to three years in newer markets where brand awareness of our restaurants is not as strong and where it has been more difficult to adequately staff our restaurants. The under performance of these 54 restaurants, compounded by the higher than average construction costs of some of these restaurants, resulted in the recording of an impairment of fixed assets in 2016.
Each quarter we evaluate possible impairment of fixed assets at the restaurant level and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. There can be no assurance that such evaluations will not result in additional impairment costs in future periods.
Additionally, 16 restaurants were closed in the fourth quarter of 2015, of which 15 were previously impaired during 2015. During 2016, we recognized $2.2 million of ongoing closure costs associated with the restaurants closed in the fourth quarter of 2015 and a $1.1 million charge to reduce capitalized labor and overhead as a result of the reduced growth for new restaurant development.

Interest Expense
Interest expense increased by $1.5 million in 2016 compared to 2015. The increase was the result of higher average borrowings and an increase in the interest rate on our credit facility during 2016 compared to 2015.
Provision (Benefit) for Income Taxes
For the year ended January 3, 2017, we determined that it was appropriate to record a valuation allowance of $27.4 million against U.S. and Canadian deferred tax assets due to uncertainty regarding the realizability of future tax benefits. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The effective tax rate for the year ended January 3, 2017 reflects the impact of a valuation allowance on deferred tax assets, which valuation allowance was not recorded for the year ended December 29, 2015.
We reported a provision for income taxes of $1.2 million in 2016 compared to a benefit from income taxes of $8.7 million in 2015. The change in tax provision is primarily related to the valuation allowance recorded in 2016. As a result, the effective tax rate decreased to (1.8)% in 2016 from 38.8% in 2015.
Fiscal Year Ended December 29, 2015 compared to Fiscal Year Ended December 30, 2014
Fiscal year 2015 and 2014 each contained 52 operating weeks. The table below presents our operating results for 2015 and 2014, and the related year-over-year changes:

	Fiscal Year Ended		Increase / (Decrease)
	December 29, 2015	December 30, 2014	$	%
	(in thousands)
Revenue:
Restaurant revenue	$450,482	$398,993	$51,489	12.9%
Franchising royalties and fees	4,969	4,748	221	4.7%
Total revenue	455,451	403,741	51,710	12.8%
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	120,455	107,217	13,238	12.3%
Labor	143,145	120,492	22,653	18.8%
Occupancy	50,300	42,540	7,760	18.2%
Other restaurant operating costs	63,549	52,580	10,969	20.9%
General and administrative	37,244	31,394	5,850	18.6%
Depreciation and amortization	27,802	24,787	3,015	12.2%
Pre-opening	4,407	4,425	(18)	(0.4)%
Restaurant impairments, closure costs and asset disposals	29,616	1,391	28,225	*
Total costs and expenses	476,518	384,826	91,692	23.8%
(Loss) income from operations	(21,067)	18,915	(39,982)	*
Interest expense, net	1,432	365	1,067	*
(Loss) income before income taxes	(22,499)	18,550	(41,049)	*
(Benefit) provision for income taxes	(8,734)	7,122	(15,856)	*
Net (loss) income	$(13,765)	$11,428	$(25,193)	*
_____________

*	Not meaningful.

Revenue
Restaurant revenue increased by $51.5 million, or 12.9%, in 2015 compared to 2014. Restaurants not in the comparable restaurant base accounted for $52.3 million of this increase, partially offset by a slight decline in comparable restaurant sales, as well as the impact of closing 16 restaurants in the fourth quarter of 2015. Comparable restaurant sales decreased by $0.8 million or 0.2% in 2015 due to a decrease in traffic, offset by a modest price increase. AUV’s decreased to $1.103 million from $1.147 million in the prior year.
Franchise royalties and fees increased by $0.2 million in 2015 due to 19 new restaurant openings, the cancellation of an area development agreement offset by decreased comparable restaurant sales of 0.9% and the loss of royalties and fees from franchise restaurants purchased by the Company during 2014.
Cost of Sales
Cost of sales increased by $13.2 million, or 12.3%, in 2015 compared to 2014, due primarily to the increase in restaurant revenue in 2015. As a percentage of restaurant revenue, cost of sales decreased to 26.7% in 2015 from 26.9% in 2014. This decrease as a percentage of restaurant revenue was primarily the result of price increases partially offset by modest commodity inflation.
Labor Costs
Labor costs increased by $22.7 million, or 18.8%, in 2015 compared to 2014, due primarily to the increase in restaurant revenue in 2015. As a percentage of restaurant revenue, labor costs increased to 31.8% in 2015 from 30.2% in 2014. The increase as a percentage of restaurant revenue was primarily due to the deleveraging impact of lower AUVs, wage inflation and the implementation of the PPACA.
Occupancy Costs
Occupancy costs increased by $7.8 million, or 18.2%, in 2015 compared to 2014, due primarily to new restaurants. As a percentage of restaurant revenue, occupancy costs increased to 11.2% in 2015, from 10.7% in 2014. The increase was due to the deleveraging impact of lower AUVs.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $11.0 million, or 20.9%, in 2015 compared to 2014, due primarily to the increase in restaurant revenue in 2015. As a percentage of restaurant revenue, other restaurant operating costs increased to 14.1% in 2015 from 13.2% in 2014. The increase in other restaurant operating cost percentage was primarily due to deleverage on lower average unit volumes, as well as increased marketing initiative costs in 2015.
General and Administrative Expense
General and administrative expense increased by $5.9 million, or 18.6%, in 2015 compared to 2014, primarily due to the support of additional restaurants, particularly in new markets, and marketing initiatives. As a percentage of revenue, general and administrative expense increased to 8.2% in 2015 from 7.8% in 2014.
Depreciation and Amortization
Depreciation and amortization increased by $3.0 million, or 12.2%, in 2015 compared to 2014, due primarily to an increased number of restaurants offset by the impairment of 39 restaurants throughout 2015. As a percentage of revenue, depreciation and amortization remained flat at 6.1% in 2015 and 2014.
Pre-Opening Costs
Pre-opening costs decreased by $18,000, or 0.4%, in 2015 compared to 2014. As a percentage of revenue, pre-opening costs decreased to 1.0% in 2015 from 1.1% in 2014.
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

Quarterly Financial Data
The following table presents select historical quarterly consolidated statements of operations data and other operations data for fiscal years 2016 and 2015. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter. Results from the quarters ended January 3, 2017, June 28, 2016, December 29, 2015, September 29, 2015 and March 31, 2015 include the impact of significant impairments described elsewhere in this report and these impairments may or may not impact our results in future quarters. Each fiscal quarter contained 13 operating weeks, with the exception of the fourth quarter of 2016, which had 14 operating weeks.

	Quarter Ended
	January 3, 2017	September 27, 2016	June 28, 2016	March 29, 2016	December 29, 2015	September 29, 2015	June 30, 2015	March 31, 2015
	(in thousands, except restaurants, unaudited)
Total revenue	$129,400	$122,681	$121,407	$113,986	$117,128	$117,328	$115,233	$105,761
Net (loss) income	$(45,376)	$(9,841)	$(14,087)	$(2,373)	$(4,254)	$(9,821)	$3,062	$(2,752)
Selected Operating Data:
Company-owned restaurants at end of period	457	455	443	436	422	424	411	399
Franchise-owned restaurants at end of period	75	73	71	71	70	64	61	56
Company-owned:
Average unit volumes	$1,075	$1,087	$1,092	$1,101	$1,103	$1,111	$1,123	$1,136
Comparable restaurant sales	(1.8)%	(0.9)%	(0.9)%	—%	(0.9)%	(0.7)%	0.1%	0.8%
Restaurant contribution as a percentage of restaurant revenue(1)	11.9%	12.4%	13.7%	13.3%	14.9%	15.2%	18.6%	16.2%
_____________

(1)	Restaurant contribution represents restaurant revenue less restaurant operating costs which are cost of sales, labor, occupancy and other restaurant operating costs.

Liquidity and Capital Resources
Historically, our primary sources of liquidity and cash flows were operating cash flows and borrowings on our revolving line of credit. Subsequent to year end, in order to pursue our operational strategies and fund future obligations such as the Restaurant Closing Liabilities and the Data Breach Liabilities, we determined that we needed additional sources of liquidity. We have executed the following transactions in order to provide us with additional liquidity: (i) we recently completed a private placement transaction for aggregate gross proceeds to us of $18.5 million, and (ii) concurrent with the private placement transaction, we also amended our credit agreement to increase our flexibility under the credit facility. We may also pursue other equity or debt financing transactions.
We have historically used cash to fund capital expenditures for new restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital; however, due to our anticipated modest unit growth, we expect cash required for new restaurant openings to be correspondingly reduced in upcoming periods. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have at least 30 days to pay our vendors. We believe that expected cash flow from operations, the proceeds received from the private placement transaction and existing borrowing capacity under our credit facility are adequate to fund debt service requirements, operating lease obligations, capital expenditures, the Restaurant Closing Liabilities with respect to restaurants we have closed to date, the Data Breach Liabilities and working capital obligations for the next year.
We expect a significant use of cash in 2017 to be the funding of the Restaurant Closing Liabilities, which we anticipate will total $24.0 million to $29.0 million, including (i) $23.0 million to $28.0 million relating to the termination of leases, including related fees and expenses, to be paid out over the next 12 to 18 months, and (ii) approximately $1.0 million relating to severance for terminated employees. Despite our anticipated modest unit growth in 2017, we also expect to use significant cash for new restaurant development. Our total capital expenditures for 2016 were $43.3 million, and we expect to incur capital expenditures of between $21.0 million and $25.0 million in 2017, of which $8.0 million to $11.0 million relates to our construction of new restaurants before any reductions for landlord reimbursements, and the remainder relates primarily to reinvestment in existing restaurants and investments in technology.

In 2016, we spent $755,000 on average in development and construction costs per restaurant, net of landlord reimbursements. For new restaurants to be opened in 2017, we anticipate average development costs per restaurant of between $750,000 and $800,000, net of landlord reimbursements. Additionally, we anticipate paying approximately $11.0 million for estimated losses associated with claims and anticipated claims by payment card companies for non-ordinary course operating expenses, card issuer losses and card replacement costs for which we expect to be liable (the “Data Breach Liabilities”). However, we may ultimately be subject to Data Breach Liabilities that are up to $5.5 million greater than that amount. We intend to use the net proceeds of the private placement (discussed in Note 18, Subsequent Events), in part, to fund the Data Breach Liabilities and Restaurant Closing Liabilities for restaurants closed to date.
Cash flows from operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	January 3, 2017	December 29, 2015	December 30, 2014
	(in thousands)
Net cash provided by operating activities	$24,737	$44,506	$49,027
Net cash used in investing activities	(42,757)	(50,721)	(72,060)
Net cash provided by financing activities	17,904	6,355	23,971
Effect of exchange rate changes on cash	41	(134)	—
Net (decrease) increase in cash and cash equivalents	$(75)	$6	$938
Operating Activities
Net cash provided by operating activities was $24.7 million in 2016, a decrease of $19.8 million compared to $44.5 million in 2015. The decrease resulted primarily from the higher net loss during 2016 compared to 2015, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, closure costs and asset disposals, and stock-based compensation expense, as well as changes in certain working capital accounts for recording accruals for a litigation settlement and data security liabilities in 2016.
Net cash provided by operating activities was $44.5 million in 2015, a decrease of $4.5 million compared to $49.0 million in 2014. The decrease resulted primarily from the net loss during 2015 compared to the net income in 2014, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, and stock-based compensation expense, partially offset by an increase in working capital changes.
Investing Activities
Net cash used in investing activities was primarily related to new restaurant capital expenditures for the opening of 38, 51 and 49 company-owned restaurants in 2016, 2015 and 2014, respectively, as well as infrastructure improvements. The decrease in investing activities in 2016 from 2015 was a result of our decision to reduce new restaurant development during the second half of 2016. The decrease in investing activities in 2015 from 2014 was due to the acquisition of 19 franchise restaurants in 2014 and lower average constructions costs in 2015. We used approximately $15.7 million of cash flows for acquisitions in 2014, when we acquired substantially all of the assets of 16 restaurants from our Indiana franchisee and an additional three restaurants from our New Jersey franchisee. See Note 2, Business Combinations to the consolidated financial statements for further information with respect to our acquisition activity in 2014.
Financing Activities
Net cash provided by financing activities was $17.9 million and $6.4 million in 2016 and 2015, respectively. The increase over the prior year is primarily due to lower operating cash flows during 2016, which resulted in the need to increase our borrowings on our revolving line of credit.
Net cash provided by financing activities was $6.4 million and $24.0 million in 2015 and 2014, respectively. The decrease over the prior year is primarily due to the borrowings in 2014 we used to fund the acquisitions of 19 franchise locations.
Share Repurchase Program

In June 2015, we announced a share repurchase program of up to $35.0 million of our Class A common stock. Under this program, we purchased shares of the Company’s Class A common stock in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. During fiscal year 2015, we repurchased 2,423,871 shares of its common stock for $35.0 million in open market transactions and completed the repurchase program. Repurchased shares are included as treasury stock in the Consolidated Balance Sheets.
Credit Facility
We maintain a $100.0 million revolving line of credit under our credit facility. The revolving line of credit includes a swing line loan of $10.0 million used to fund working capital requirements. The credit facility matures in June 2020. On August 2, 2016, the Company entered into an amendment to its credit facility to revise the financial covenant levels and related definitions and make certain other changes, including an increase in the interest rate and commitment fee. All other material terms remained the same. On November 4, 2016, we entered into an amendment to our credit facility to (i) remove the ability to increase the maximum commitment amount under the credit facility, (ii) require quarterly amortization payments of $2.5 million, with corresponding reductions of commitments, beginning in the third fiscal quarter of 2017, (iii) revise the financial covenant levels and related financial definitions, (iv) reduce certain of the baskets for permitted indebtedness, (v) add restrictions with respect to capital expenditures and the entry into new leases (as described below), (vi) increase the interest rate margin and commitment fees and (vii) make certain other changes. The Consolidated EBITDA definition in the amended credit facility will permit up to $1.5 million of one-time costs associated with the termination of leases associated with our reduction in development and up to $2.7 million of pro forma general and administrative cash cost savings resulting from the headcount reduction completed prior to the end of the third fiscal quarter of 2016 to be added back into the EBITDA calculation. The amended credit facility also contains a new negative covenant that requires us to be in compliance with a 5.00x lease-adjusted leverage ratio.
On February 8, 2017, we entered into an amendment to our credit facility, which amendment (i) restores our ability to request an increase in the maximum commitment amount under the credit facility by up to $15.0 million, (ii) suspends quarterly amortization payments of $2.5 million until the end of the second fiscal quarter of 2018, (iii) increases the interest rate margin applicable at total lease adjusted leverage levels at and above 4.25:1.00 and from the period of the date of the Amendment to the delivery of the first following quarterly compliance certificate, and (iv) makes certain other changes. The Consolidated EBITDA definition, as revised, will permit certain costs to be added back into the Consolidated EBITDA calculation, including the costs associated with the Restaurant Closing Liabilities and the Data Breach Liabilities. In addition, the amendment provides that upon the completion of one or more equity issuances for an aggregate gross purchase amount of at least $45.0 million (including the $18.5 million of preferred stock and warrants issued to L Catterton pursuant to the private placement), (i) the required $2.5 million quarterly amortization payment will be eliminated and (ii) increased capital expenditure amounts related to restaurant growth will be permitted. The amendment also revises certain financial covenant levels.

We had $85.4 million of outstanding indebtedness, $2.7 million of outstanding letters of credit and $11.9 million available for borrowing under our revolving line of credit as of January 3, 2017. Borrowings under our most recent amended and restated credit facility bear interest, at our option, at either (i) LIBOR plus 2.00% to 3.25%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus zero to 1.00%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. The credit facility includes a commitment fee of 0.30% to 0.50%, based on the lease-adjusted leverage ratio, per year on any unused portion of the facility. We also maintain outstanding letters of credit to secure obligations under our workers’ compensation program and certain lease obligations.
Availability of borrowings under the revolving line of credit is conditioned on our compliance with specified covenants, including a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. We are subject to a number of other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments. As of January 3, 2017, we were in compliance with all of our debt covenants. We expect that we will meet all applicable financial covenants in our credit facility, including the maximum lease-adjusted leverage ratio, throughout the fiscal year ending January 2, 2018, giving effect to the amendment of our credit facility on February 8, 2017. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit facility. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
Our credit facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.

Contractual Obligations
Our contractual obligations at January 3, 2017 were as follows:

		Payments Due by Period
	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Lease obligations(1)	$306,802	$50,408	$87,835	$70,163	$98,396
Purchase obligations(2)	33,722	21,109	8,491	4,122	—
Long-term debt(3)	85,397	—	17,500	67,897	—
Other liabilities(4)	3,190	2,299	610	251	30
Total contractual obligations	$429,111	$73,816	$114,436	$142,433	$98,426
_____________

(1)
We are obligated under non-cancelable leases for our restaurants, administrative offices and equipment. Some restaurant leases provide for contingent rental payments based on sales thresholds, which are excluded from this table. We also include capital leases for computer equipment of approximately $0.7 million.

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

(4)
Reflects the expected payments associated with legal fees related to litigation regarding classification of assistant general managers, severance expense and our commitment under our non-qualified deferred compensation plan.

The amount recorded for Data Breach Liabilities is an estimate and the timing of the future payments is not known, and therefore not included in the table above.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of January 3, 2017.
Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1, Business and Summary of Significant Accounting Policies, to our consolidated financial statements. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. We believe the critical accounting policies described below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Long-Lived Assets
We review long-lived assets, such as property and equipment and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, overall restaurant operating performance and projections for future performance. These estimates result in a wide range of variability on a year to year basis due to the nature of the criteria. Negative restaurant-level cash flow over the previous 24 to 36 periods is considered a potential impairment indicator. In such situations, we evaluate future undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding the future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment.
In performing our impairment testing, we forecast our future undiscounted cash flows by looking at recent restaurant level performance, restaurant level operating plans, sales trends and cost trends for cost of sales, labor and operating expenses. We believe that this combination of information gives us a fair benchmark to estimate future undiscounted cash flows. We compare this cash flow forecast to the asset’s carrying value at the restaurant. Based on this analysis, if the carrying amount of the assets is greater than the estimated future undiscounted cash flows, an impairment charge is recognized, measured as the amount by which the carrying amount exceeds the fair value of the asset.
Business Combinations and Intangible Assets Including Goodwill
We account for acquisitions using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed are recorded at their estimated fair values at the acquisition date. The excess of purchase price over fair value of net assets acquired, including the amount assigned to identifiable intangible assets, is recorded as goodwill. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet, it may be several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for the initial estimates to be subsequently revised. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date. Our recorded identifiable intangible assets primarily include the estimated value assigned to certain contract‑based assets, primarily favorable or unfavorable lease arrangements, which are amortized on a straight-line basis over the remaining lease terms. At January 3, 2017, we had goodwill recorded in conjunction with franchise acquisitions of $6.4 million. Under the accounting rules, goodwill is not amortized. Instead, goodwill is subject to annual reviews for impairment on the first day of the fourth fiscal quarter.
Self-Insurance Programs
We are self-insured for health, workers’ compensation, general and liability and property damage. Predetermined loss limits have been arranged with insurance companies to limit our per occurrence cash outlay. Estimated costs to settle reported claims and incurred but unreported claims for health and workers’ compensation self-insured plans are recorded in accrued payroll and benefits and for general and liability and property damage in accrued expenses and other liabilities.
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
Leases
We lease all of our restaurant locations. We record rent expense for our leases, which generally have escalating rentals over the term of the lease, on a straight-line basis over the lease term. The lease term includes renewal options that are reasonably assured. Rent expense begins when we have the right to control the use of the property, which is typically before rent payments are due under the lease. We record the difference between the rent expense and rent paid as deferred rent in the Consolidated Balance Sheets. Rent expense for the period prior to the restaurant opening is reported as pre-opening expense in the Consolidated Statements of Operations. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions of rent expense over the term of the lease.

Certain of our operating leases contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. We recognize contingent rent expense when the achievement of specified targets is considered probable.
Recently Issued Accounting Pronouncements
Refer to Note 1, Business and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements of this report.
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation, shareholder advisory votes on golden parachute compensation and the extended transition period for complying with the new or revised accounting standards. We could be an “emerging growth company” until the end of our 2018 fiscal year.
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

ITEM 7A.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of January 3, 2017 there was $85.4 million in outstanding borrowings under our credit facility. A plus or minus 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.9 million on an annualized basis.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that affected our results in both 2016 and 2015. We expect wage inflation to continue to affect our results in the near future.

ITEM 8.	Financial Statements and Supplementary Data

Noodles & Company

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Balance Sheets
(in thousands, except share and per share data)

	January 3, 2017	December 29, 2015
Assets
Current assets:
Cash and cash equivalents	$1,837	$1,912
Accounts receivable	5,438	4,990
Inventories	11,285	10,494
Prepaid expenses and other assets	6,972	7,185
Income tax receivable	256	820
Total current assets	25,788	25,401
Property and equipment, net	173,533	203,713
Deferred tax assets, net	—	664
Goodwill	6,400	6,400
Intangibles, net	1,715	1,809
Other assets, net	2,025	1,974
Total long-term assets	183,673	214,560
Total assets	$209,461	$239,961
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,601	$15,073
Accrued payroll and benefits	10,723	5,417
Accrued expenses and other current liabilities	27,709	12,424
Total current liabilities	49,033	32,914
Long-term debt	84,676	67,732
Deferred rent	44,929	39,597
Deferred tax liabilities, net	435	—
Other long-term liabilities	4,570	5,946
Total liabilities	183,643	146,189
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value, authorized 1,000,000 shares as of January 3, 2017 and December 29, 2015; no shares issued or outstanding	—	—
Common stock—$0.01 par value, authorized 180,000,000 shares as of January 3, 2017 and December 29, 2015; 30,300,925 issued and 27,877,054 outstanding as of January 3, 2017 and 30,138,672 issued and 27,714,801 outstanding as of December 29, 2015	303	301
Treasury stock, at cost, 2,423,871 shares as of January 3, 2017 and December 29, 2015, respectively	(35,000)	(35,000)
Additional paid-in capital	124,272	120,634
Accumulated other comprehensive loss	(51)	(134)
(Accumulated deficit) retained earnings	(63,706)	7,971
Total stockholders’ equity	25,818	93,772
Total liabilities and stockholders’ equity	$209,461	$239,961
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year Ended
	January 3, 2017	December 29, 2015	December 30, 2014
Revenue:
Restaurant revenue	$482,544	$450,482	$398,993
Franchising royalties and fees	4,930	4,969	4,748
Total revenue	487,474	455,451	403,741
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	130,630	120,455	107,217
Labor	161,219	143,145	120,492
Occupancy	55,912	50,300	42,540
Other restaurant operating costs	73,011	63,549	52,580
General and administrative	55,654	37,244	31,394
Depreciation and amortization	28,134	27,802	24,787
Pre-opening	3,131	4,407	4,425
Restaurant impairments, closure costs and asset disposals	47,311	29,616	1,391
Total costs and expenses	555,002	476,518	384,826
(Loss) income from operations	(67,528)	(21,067)	18,915
Interest expense, net	2,916	1,432	365
(Loss) income before income taxes	(70,444)	(22,499)	18,550
Provision (benefit) for income taxes	1,233	(8,734)	7,122
Net (loss) income	$(71,677)	$(13,765)	$11,428
(Loss) earnings per Class A and Class B common stock, combined
Basic	$(2.58)	$(0.48)	$0.38
Diluted	$(2.58)	$(0.48)	$0.37
Weighted average Class A and Class B common stock outstanding, combined
Basic	27,808,708	28,938,901	29,717,304
Diluted	27,808,708	28,938,901	31,001,099
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Fiscal Year Ended
	January 3, 2017	December 29, 2015	December 30, 2014
Net (loss) income	$(71,677)	$(13,765)	$11,428
Other comprehensive income (loss):
Foreign currency translation adjustments	83	(134)	—
Other comprehensive income (loss)	83	(134)	—
Comprehensive (loss) income	$(71,594)	$(13,899)	$11,428
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock(1) (2)		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance—December 31, 2013	29,544,557	$295	65,478	$(2,777)	$116,647	$—	$10,308	$124,473
Proceeds from exercise of stock options, warrants and employee stock purchase plan	275,783	3	—	—	2,673	—	—	2,676
Treasury shares acquired	—	—	2,108	(71)	—	—	—	(71)
Tax benefit on exercise of stock options	—	—	—	—	253	—	—	253
Stock-based compensation expense	—	—	—	—	1,418	—	—	1,418
Other	—	—	—	—	(62)	—	—	(62)
Net Income	—	—	—	—	—	—	11,428	11,428
Balance—December 30, 2014	29,820,340	298	67,586	(2,848)	120,929	—	21,736	140,115
Proceeds from exercise of stock options and employee stock purchase plan	318,332	3	—	—	949	—	—	952
Treasury shares acquired, net	—	—	2,356,285	(32,152)	(2,848)	—	—	(35,000)
Stock-based compensation expense	—	—	—	—	1,698	—	—	1,698
Other	—	—	—	—	(94)	—	—	(94)
Net loss	—	—	—	—	—	—	(13,765)	(13,765)
Other comprehensive loss	—	—	—	—	—	(134)	—	(134)
Balance—December 29,2015	30,138,672	301	2,423,871	(35,000)	120,634	(134)	7,971	93,772
Proceeds from exercise of stock options and employee stock purchase plan	162,253	2	—	—	1,098	—	—	1,100
Stock-based compensation expense	—	—	—	—	2,540	—	—	2,540
Net loss	—	—	—	—	—	—	(71,677)	(71,677)
Other comprehensive income	—	—	—	—	—	83	—	83
Balance—January 3, 2017	30,300,925	$303	2,423,871	$(35,000)	$124,272	$(51)	$(63,706)	$25,818
_____________

(1)	Unless otherwise noted, activity relates to Class A common stock

(2)	Includes 1,522,098 shares of Class B common stock for all periods presented.

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	January 3, 2017	December 29, 2015	December 30, 2014
Operating activities
Net (loss) income	$(71,677)	$(13,765)	$11,428
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	28,134	27,802	24,787
Deferred income taxes, net	1,099	(8,878)	6,330
Excess tax benefit on stock-based compensation	—	—	(253)
Restaurant impairments, closure costs and asset disposals	45,536	28,927	1,391
Amortization of debt issuance costs	140	98	101
Stock-based compensation	2,319	1,469	1,330
Gain on insurance proceeds received for property damage	(494)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(443)	(437)	(75)
Inventories	(790)	(1,058)	(1,840)
Prepaid expenses and other assets	162	(1,025)	(1,768)
Accounts payable	(2,440)	2,794	2,661
Deferred rent	5,328	7,143	6,390
Income taxes	564	(193)	(24)
Accrued expenses and other liabilities	17,299	1,629	(1,431)
Net cash provided by operating activities	24,737	44,506	49,027
Investing activities
Purchases of property and equipment	(43,335)	(50,093)	(56,352)
Acquisitions of franchise restaurants	—	(628)	(15,708)
Insurance proceeds received for property damage	578	—	—
Net cash used in investing activities	(42,757)	(50,721)	(72,060)
Financing activities
Net (repayments) borrowings from swing line loan	(1,649)	1,846	(813)
Proceeds from borrowings on long-term debt	19,800	55,600	97,400
Payments on long-term debt	(1,000)	(16,700)	(75,400)
Debt issuance costs	(347)	(249)	—
Acquisition of treasury stock	—	(35,000)	(71)
Proceeds from exercise of stock options and employee stock purchase plan	1,100	952	2,676
Excess tax benefit on stock-based compensation	—	—	253
Other financing activities	—	(94)	(74)
Net cash provided by financing activities	17,904	6,355	23,971
Effect of exchange rate changes on cash	41	(134)	—
Net increase in cash and cash equivalents	(75)	6	938
Cash and cash equivalents
Beginning of year	1,912	1,906	968
End of year	$1,837	$1,912	$1,906
See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies
Business
Noodles & Company (the “Company” or “Noodles & Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of January 3, 2017, the Company had 457 company-owned restaurants and 75 franchise restaurants in 35 states, the District of Columbia and one Canadian province. The Company operates its business as one operating and reportable segment.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
As permitted by the SEC under Release No. 34-78041, the Company has used Inline eXtensible Business Reporting Language (Inline XBRL) to provide our consolidated financial statements to the SEC. This information is not part of the financial statements and is unaudited.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2016, which ended on January 3, 2017, contained 53 weeks, and fiscal years 2015 and 2014, which ended on December 29, 2015 and December 30, 2014, respectively, each contained 52 weeks.
Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America(“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investment instruments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from credit card processors as of January 3, 2017 and December 29, 2015 were $1.1 million and $1.3 million, respectively, and were offset on the Consolidated Balance Sheets by outstanding checks. Book overdrafts, which are outstanding checks in excess of cash and cash equivalents, are recorded within accounts payable in the accompanying consolidated balance sheets and within operating activities in the accompanying statements of cash flows.
Accounts Receivable
Accounts receivable consists primarily of tenant improvement receivables and vendor rebates, as well as amounts due from franchisees and other miscellaneous receivables arising from the normal course of business. The Company believes all amounts to be collectible. Accordingly, no allowance for doubtful accounts has been recorded as of January 3, 2017 or December 29, 2015.
Inventories
Inventories consist of food, beverages, supplies and smallwares, and are stated at the lower of cost (first-in, first-out method) or market. Smallwares inventory, which consist of the plates, silverware and cooking utensils used in the restaurants, are frequently replaced and are therefore considered current assets. Replacement costs of smallwares inventory are recorded as other restaurant operating costs in the Consolidated Statements of Operations and are expensed as incurred. As of January 3, 2017 and December 29, 2015, smallwares inventory of $7.3 million and $6.7 million, respectively, were included in the accompanying Consolidated Balance Sheets.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Expenditures for major renewals and improvements are capitalized, while expenditures for minor replacements and maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term, which generally includes option periods that are reasonably assured to be exercised. Depreciation and amortization expense on property and equipment, including assets under capital lease, was $28.1 million in 2016, $27.8 million in 2015 and $24.8 million in 2014.
The estimated useful lives for property and equipment are:

Property and Equipment	Estimated Useful Lives
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture and fixtures	3 to 15 years
Equipment	3 to 7 years
The Company capitalizes internal payroll and payroll-related costs directly related to the successful acquisition, development, design and construction of its new restaurants. Capitalized internal costs were $2.4 million, $3.0 million and $2.9 million in 2016, 2015 and 2014, respectively. Interest incurred on funds used to construct company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $0.3 million in 2016 and $0.4 million in both 2015 and 2014.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill is not subject to amortization, but instead is tested for impairment at least annually (or more often, if necessary) as of the first day of the Company’s fourth fiscal quarter.
Goodwill is evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit. Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. Fair value is measured using a combination of the income approach and the market approach. The income approach consists of utilizing the discounted cash flow method that incorporates the Company’s estimates of future revenues and costs, discounted using a risk-adjusted discount rate. The Company’s estimates used in the income approach are consistent with the plans and estimates used to manage operations. The market approach utilizes multiples of profit measures to estimate the fair value of the assets. The Company evaluates all methods to ensure reasonably consistent results. Additionally, the Company evaluates the key input factors in the model used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests. Based on the Company’s analysis, no impairment charges were recognized on goodwill for the fiscal years ended 2016, 2015 and 2014.
However, an impairment charge may be triggered in the future if sales in the Company’s restaurants decline significantly, or if there are significant adverse changes in the operating environment of the restaurant industry.
Intangibles, net
Intangibles, net consists primarily of reacquired franchise rights, favorable lease agreements, trademarks and transferable liquor licenses. The Company amortizes the fair value of reacquired franchise rights over the remaining contractual terms of the reacquired franchise area development agreements at the time of acquisition, which ranged from approximately nine years to 17 years as of January 3, 2017. The Company amortizes the fair value of favorable lease agreements over the remaining related lease terms at the time of the acquisition, which ranged from approximately three years to 12 years as of January 3, 2017. Trademark rights are considered indefinite-lived intangible assets, the carrying value of which is analyzed for impairment at least annually (or more often, if necessary). Transferable liquor licenses are carried at the lower of cost or fair value and are evaluated annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Estimates of future cash flows are based on the Company’s experience and knowledge of local operations. During 2016, 2015 and 2014, the Company recorded impairment charges of certain long-lived assets which are included in restaurant impairments, closure costs and asset disposals in the Consolidated Statements of Operations. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals. Fair value of the restaurants was determined using Level 3 inputs (as described in Note 6, Fair Value Measurements).
Debt Issuance Costs
Certain fees and costs incurred to obtain long-term financing are capitalized and included as a reduction in the net carrying value of long-term debt, net of accumulated amortization. These costs are amortized to interest expense over the term of the related debt. When debt is extinguished prior to its maturity date, the amortization of the remaining unamortized debt issuance costs, or pro-rata portion thereof, is charged to loss on extinguishment of debt. Debt issuance costs of $0.7 million and $0.5 million, net of accumulated amortization, as of January 3, 2017 and December 29, 2015, respectively, are included as a reduction of long-term debt in the Consolidated Balance Sheets.
Self-Insurance Programs
The Company self-insures for health, workers’ compensation, general liability and property damage. Predetermined loss limits have been arranged with insurance companies to limit the Company’s per occurrence cash outlay. Estimated costs to settle reported claims and incurred but unreported claims for health and workers’ compensation self-insured plans are recorded in accrued payroll and benefits and for general liability and property damage in accrued expenses and other liabilities in the Consolidated Balance Sheets.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash balances may exceed federally insured limits. Credit card transactions at the Company’s restaurants are processed by one service provider. Concentration of credit risk related to accounts receivable are limited, as the Company’s receivables are primarily amounts due from landlords for the reimbursement of tenant improvements and the Company generally has the right to offset rent due for tenant improvement receivables.
Revenue Recognition
Revenue consists of sales from restaurant operations and franchise royalties and fees. Revenue from the operation of company-owned restaurants are recognized when sales occur. The Company reports revenue net of sales and use taxes collected from customers and remitted to governmental taxing authorities.
The Company sells gift cards which do not have an expiration date, and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company has determined that approximately 6% of gift cards will not be redeemed, which is recognized ratably over the estimated redemption period of the gift card, approximately 18 months. The Company recognized gift card breakage in restaurant revenue of $0.3 million in 2016, $0.3 million in 2015 and $0.2 million in 2014.
Royalties from franchise restaurants are based on a percentage of restaurant revenues and are recognized in the period the related franchised restaurants’ sales occur. Development fees and franchise fees, portions of which are collected in advance, are nonrefundable and are recognized in income when all material services or conditions relating to the sale of the franchise have been substantially performed or satisfied by the Company. Both franchise fees and development fees will generally be recognized upon the opening of a franchise restaurant or upon termination of the agreement(s) between the Company and the franchisee.
As of January 3, 2017, December 29, 2015 and December 30, 2014, there were 75, 70 and 53 franchise restaurants in operation, respectively. Franchisees opened 6, 19 and 10 restaurants in 2016, 2015 and 2014, respectively. The Company purchased from franchisees 19 restaurants in 2014 (see Note 2, Business Combinations) and one in 2015.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pre-Opening Costs
Pre-opening costs, including rent, wages, benefits and travel for the training and opening teams, food, beverage and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred and aggregated $10.0 million, $8.0 million and $4.4 million in 2016, 2015 and 2014, respectively. These costs are included in restaurant operating costs, general and administrative expenses and pre-opening costs based on the nature of the advertising and marketing costs incurred.
Rent
Rent expense for the Company’s leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The lease term includes renewal options which are reasonably assured of being exercised and begins when the Company has control and possession of the leased property, which is typically before rent payments are due under the lease. The difference between the rent expense and rent paid is recorded as deferred rent in the Consolidated Balance Sheets. Rent expense for the period prior to the restaurant opening is reported in pre-opening costs in the Consolidated Statements of Operations. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as a reduction of rent expense over the term of the lease. Certain leases contain rental provisions based on the sales of the underlying restaurants; the Company has determined that the amount of these provisions is immaterial.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes is accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those deferred amounts are expected to be recovered or settled. Valuation allowances are recorded for deferred tax assets that more likely than not will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in provision (benefit) for income taxes in the Consolidated Statements of Operations.
Stock-Based Compensation Expense
Stock-based compensation expense is measured at the grant date based upon the estimated fair value of the portion of the award that is ultimately expected to vest and is recognized as expense over the applicable vesting period of the award generally using the straight-line method (see Note 10, Stock-Based Compensation for more information).
Foreign Currency Translation
The Canadian dollar is the functional currency for the Company’s Canadian restaurant operations. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at exchange rates in effect as of the balance sheet dates. Income and expense accounts are translated using the average exchange rates prevailing throughout the period. Translation adjustments from currency exchange are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Gains or losses from foreign currency transactions are recognized in the Consolidated Statements of Operations.
Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The Company changed its presentation on the Consolidated Statements of Cash Flows of borrowings and repayments from its swing line loan to a net basis, which had no impact on the net change in cash and cash equivalents or the amount of net cash provided by financing activities for all applicable prior periods presented. These reclassifications had no effect on reported net income (loss).
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of the new revenue standard by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company expects to adopt these standards upon their effective date (the Company’s first quarter of fiscal 2018), using one of two retrospective application methods. The Company does not believe the new revenue recognition standard will materially impact its recognition of revenue from restaurant operations of company-owned restaurants or its recognition of continuing royalty fees from franchisees. The Company believes adoption of the new revenue recognition standard will impact its accounting for initial fees charged to franchisees. The Company is currently evaluating the impact the adoption of this accounting standard will have on its consolidated financial statements and related disclosures and is determining the appropriate transition method.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330).” The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016 (the Company’s first quarter of fiscal 2017) and is required to be adopted prospectively. The Company will adopt this standard at the beginning of fiscal 2017 and the adoption is not expected to have a material impact on the Company’s financial position or results of operations and cash flows.
In February 2016, the FASB issued ASU No. 2016-06, “Leases.” The pronouncement amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet and making targeted changes to lessor accounting. This pronouncement will be effective for interim and annual periods beginning after December 15, 2018 (the Company’s first quarter of fiscal 2019), with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company believes the adoption of ASU No. 2016-02 will have a significant impact on its consolidated balance sheets by significantly increasing its non-current assets and non-current liabilities in order to record the right of use assets and related lease liabilities for its existing operating leases. The Company is currently evaluating the impact the adoption of this accounting standard will have on its results of operations and cash flows and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of awards on the statement of cash flows. The pronouncement is effective for annual periods beginning after December 15, 2016 (the Company’s first quarter of fiscal 2017) and interim periods therein. The Company will adopt this standard at the beginning of fiscal 2017 and the adoption will impact our accounting for excess tax benefits and deficiencies as all excess tax benefits and deficiencies will be recognized within the provision (benefit) for income taxes line item in the Company’s Consolidated Statements of Operations in the period in which they occur. The Company has elected the prospective method of transition and, except as described above, does not expect the provisions of ASU 2016-09 to have an impact on the Company’s consolidated financial position or results of operations.
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 provide guidance on the income tax consequences of an intra-entity transfer of an asset other than inventory. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for any entity as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is currently evaluating the impact of the guidance, but does not believe it will materially impact the Company’s financial position or results of operations and cash flows.
Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company adopted this standard as of January 3, 2017.
In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. The update is effective for reporting periods beginning after December 15, 2015. The Company adopted this guidance prospectively as of January 3, 2017.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017 (the Company’s first quarter of fiscal 2018), with early adoption permitted. The Company adopted this accounting standard as of January 3, 2017 and the adoption did not have a significant impact on the Company's Consolidated Statements of Cash Flows.

2. Business Combinations
During 2014, the Company acquired 19 restaurants from its franchisees, through two separate transactions. The total cash purchase price was $15.7 million and the Company incurred acquisition costs related to the transactions of $0.1 million reflected in General and Administrative expense for the year ended December 30, 2014. The Consolidated Statements of Operations include the results of operations for the restaurants from the date of acquisition. The pro forma impact of the acquisitions is not presented as the impact was not material to reported results.
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
Of the $1.6 million of intangible assets, $1.4 million were related to reacquired franchise rights, which are being amortized on a straight-line basis over an average life of approximately 16 years and $0.2 million were related to favorable leases, which are being amortized on a straight-line basis over an average life of nine years. The unfavorable leases, which were included in deferred rent in the accompanying Consolidated Balance Sheets, are being amortized on a straight-line basis over an average period of 11 years.
3. Supplemental Financial Information
Accounts receivable consist of the following (in thousands):

	2016	2015
Tenant improvement receivables	$1,205	$2,705
Vendor rebate receivables	1,590	840
Franchise and other receivables	2,643	1,445
	$5,438	$4,990

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prepaid expenses and other assets consist of the following (in thousands):

	2016	2015
Prepaid occupancy related costs	$4,405	$4,947
Other prepaid expenses	2,364	2,019
Other current assets	203	219
	$6,972	$7,185
Property and equipment, net, consist of the following (in thousands):

	2016	2015
Leasehold improvements	$205,687	$216,474
Furniture, fixtures and equipment	120,248	120,132
Construction in progress	8,044	11,485
	333,979	348,091
Accumulated depreciation and amortization	(160,446)	(144,378)
	$173,533	$203,713
Accrued payroll and benefits consist of the following (in thousands):

	2016	2015
Accrued payroll and related liabilities	$6,935	$3,211
Accrued bonus	1,460	774
Insurance liabilities	2,328	1,432
	$10,723	$5,417
Accrued expenses and other current liabilities consist of the following (in thousands):

	2016	2015
Gift card liability	$3,857	$3,348
Occupancy related	2,069	3,446
Utilities	1,753	1,462
Data breach liabilities (Note 15)	11,622	—
Legal settlement (Note 15)	3,000	—
Other accrued expenses	5,408	4,168
	$27,709	$12,424

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Intangible Assets
The following table presents goodwill as of January 3, 2017 and December 29, 2015, (in thousands):

	2016	2015
Balance at beginning of year	$6,400	$6,400
Acquisitions	—	—
Balance at end of year	$6,400	$6,400

The Company has had no goodwill impairment losses in the periods presented in the above table.

The following table presents intangible assets subject to amortization as of January 3, 2017 and December 29, 2015, (in thousands):

	2016	2015
Amortized intangible assets:
Reacquired franchise rights	$1,306	$1,306
Favorable leases	185	185
Less accumulated amortization	(277)	(164)
	1,214	1,327
Non-amortized intangible assets:
Trademark rights and transferable liquor licenses	501	482
	$1,715	$1,809
The estimated aggregate future amortization expense as of January 3, 2017 is as follows, (in thousands):

2017	$111
2018	111
2019	109
2020	107
2021	106
Thereafter	670
$1,214

No impairment charges were recorded related to non-amortized intangible assets in fiscal years 2016, 2015 or 2014.

5. Long-Term Debt
The Company has a credit facility with a borrowing capacity of $100.0 million, expiring in June 2020. As of January 3, 2017, the Company had $85.4 million of indebtedness and $11.9 million available for borrowing under the credit facility, which is net of outstanding letters of credit aggregating $2.7 million which reduce the amount available to borrow. The Company’s ability to borrow funds pursuant to the revolving line of credit is further limited by the requirement that it comply with the revolving line of credit’s financial covenants upon the measurement dates specified therein. These financial covenants include a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. The credit agreement also contains other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments.
On August 2, 2016, the Company entered into an amendment to its credit facility to revise the financial covenant levels and related definitions and make certain other changes, including an increase in the interest rate and commitment fee. All other material terms remained the same.
On November 4, 2016, the Company entered into an amendment to its credit facility to (i) remove the ability to increase the maximum commitment amount under the credit facility, (ii) require quarterly amortization payments of $2.5 million, with corresponding reductions of commitments, beginning in the third fiscal quarter of 2017, (iii) revise the financial covenant levels and related financial definitions (as described below), (iv) reduce certain of the baskets for permitted indebtedness, (v) add restrictions with respect to capital expenditures and the entry into new leases (as described below), (vi) increase the interest rate margin and commitment fees and (vii) make certain other changes. The Consolidated EBITDA definition in the amended credit facility permitted up to $1.5 million of one-time costs associated with the termination of leases associated with the Company’s reduction in development and up to $2.7 million of pro forma general and administrative cash cost savings resulting from the headcount reduction completed prior to the end of the third fiscal quarter of 2016 to be added back into the EBITDA calculation. The credit facility amendment increased the maximum lease-adjusted leverage ratio to 5.50x, and it provided for such ratio to step down to 5.25x in the second fiscal quarter of 2017, 5.00x in the fourth fiscal quarter of 2017 and 4.75x in the second fiscal quarter of 2018. The amendment also reduced the minimum fixed charge coverage level from 1.50x to 1.15x (stepping up to 1.25x in the third fiscal quarter of 2017). Growth capital expenditures (such as expenditures for new restaurants and acquisitions) were limited under the amended credit facility to $4.0 million in the fourth fiscal quarter of 2016 and to $10.0 million in each fiscal year thereafter, and there was a test of availability under the line of credit for any borrowings the proceeds of which were to be used for such growth capital expenditures. The amended credit facility also contained a new negative covenant that required the Company to be in compliance with a 5.00x lease-adjusted leverage ratio or have liquidity of at least $10.0 million to enter into leases for new restaurants. Certain of the revisions to the financial covenants and financial covenant definitions in the credit facility amendment provided the Company with more flexibility; however, certain other terms of the amended credit facility, and specifically the added restrictions with respect to capital expenditures and the entry into new leases, had the possibility of restricting the Company’s activities, particularly development of new restaurants. Borrowings under the amended and restated credit facility bore interest, at the Company’s option, at either (i) LIBOR plus 2.00% to 3.00%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus zero to 1.00%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. The credit facility included a commitment fee of 0.30% to 0.50%, based on the lease-adjusted leverage ratio, per year on any unused portion of the credit facility.
On February 8, 2017, the Company entered into an amendment to its credit facility. Among other things, the amendment (i) restores the Company’s ability to request an increase in the maximum commitment amount under the credit facility by up to $15.0 million, (ii) suspends quarterly amortization payments of $2.5 million until the end of the second fiscal quarter of 2018, (iii) increases the interest rate margin applicable at total lease adjusted leverage levels at and above 4.25:1.00 and from the period of the date of Amendment to the delivery of the first following quarterly compliance certificate, and (iv) makes certain other changes. The Consolidated EBITDA definition, as revised, will permit certain costs to be added back into the Consolidated EBITDA calculation, including costs associated with closing underperforming restaurants in 2017 (fees to landlords resulting from the termination of the Company’s leases for such restaurants, the fees to its real estate advisor and brokers related to such terminations and other costs of closing restaurants, such as severance for terminated employees) and liabilities associated with the data security incident that occurred in 2016 (as described in greater detail in Note 15, Commitments and Contingencies). In addition, the amended credit facility provides that upon the completion of one or more equity issuances for an aggregate gross purchase amount of at least $45.0 million (including the $18.5 million of preferred stock and warrants issued to L Catterton pursuant to the private placement), (i) the required $2.5 million quarterly amortization payment will be eliminated and (ii) increased capital expenditure amounts related to restaurant growth will be permitted. This amendment also revises certain financial covenant levels. Borrowings under this amended and restated agreement bear interest, at the Company’s option, at either (i) LIBOR plus 2.00% to 3.25%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus zero to 1.00%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. The credit facility includes a commitment fee of 0.30% to 0.50%, based on the lease-adjusted leverage ratio, per year on any unused portion of the credit facility.
The credit facility bore interest at a range of 2.49% to 5.75% during 2016. The Company recorded interest expense of $2.9 million, $1.4 million and $0.4 million for 2016, 2015 and 2014, respectively, of which $0.1 million was amortization of debt issuance costs in each of the respective years.
The aggregate annual maturities for the debt obligations, considering the latest amendment to the credit facility, are as follows (in thousands):

2017	$—
2018	7,500
2019	10,000
2020	67,897
$85,397

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 3, 2017, the Company was in compliance with all of its debt covenants.
The credit facility is secured by a pledge of stock of substantially all of the Company’s subsidiaries and a lien on substantially all of the personal property assets of the Company and its subsidiaries.
6. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to their short-term nature. The carrying amounts of borrowings approximate fair value as the line of credit and term borrowings vary with market interest rates and negotiated terms and conditions are consistent with current market rates. The fair value of the Company’s line of credit borrowings is measured using Level 2 inputs. Adjustments to the fair value of non-financial assets measured at fair value on a non-recurring basis as of January 3, 2017 and December 30, 2015 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.
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
7. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals for fiscal years 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Restaurant impairments(1)	$41,615	$25,436	$57
Closure costs(1)	2,251	3,076	91
Loss on disposal of assets and other (2)	3,445	1,104	1,243
	$47,311	$29,616	$1,391
_____________________________

(1)	Restaurant impairments and closure costs can include expenditures related to restaurants previously impaired or closed.

(2)
Included in loss on disposal of assets and other for the fiscal year 2016 is a $1.1 million charge to reduce capitalized labor and overhead as a result of the reduced growth for new restaurant development and a $0.5 million gain from insurance proceeds received for property damage in excess of the loss recognized.

Restaurant Impairments
During fiscal year 2016, 54 restaurants were identified as impaired, primarily related to management’s current assessment of the expected future cash flows of various restaurants based on recent results. During fiscal year 2015, 39 restaurants were identified as impaired. Fifteen of the 39 restaurants impaired in fiscal year 2015 were also closed in that year (see discussion under restaurant closures below). Additionally, the Company anticipates closing approximately 55 of such impaired restaurants in 2017.
In performing its impairment testing, the Company forecasts the future undiscounted cash flows by looking at recent restaurant level performance, restaurant level operating plans, sales trends and cost trends for cost of sales, labor and operating expenses. The Company compares this cash flow forecast to the asset’s carrying value at the restaurant. Based on this analysis, if the carrying amount of the assets is greater than the estimated future undiscounted cash flows, an impairment charge is recognized, measured as

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the amount by which the carrying amount exceeds the fair value of the asset. The fair value is determined based on a discounted cash flows analysis using a discount rate of 10% or at salvage value if expected cash flows are not material. The measurement of an impairment charge is a Level 3 fair value measure. These charges are included in the restaurant impairments, closure costs and asset disposals line item in the Consolidated Statements of Operations.
Restaurant Closures
During fiscal year 2015, the Company closed 16 restaurants that operated below acceptable profitability levels. The Company recognized $2.3 million, $3.1 million and $0.1 million of closure costs in fiscal years 2016, 2015 and 2014, respectively. The closure costs recognized during 2016 are primarily related to the ongoing costs of restaurants closed in during 2015, including fees from real estate advisors and brokers related to terminations of the leases and charges resulting from final adjustments to liabilities as lease terminations occur.
The Company provides for closed restaurant operating lease liabilities using a discount rate of 4.45% to calculate the present value of the remaining non-cancelable lease payments after the closing date, net of estimated subtenant income. The following table contains a summary of the changes in the liability for closed restaurants as of January 3, 2017 and December 29, 2015 (in thousands):

	2016	2015
Closed restaurant reserves, beginning of period	$4,746	$444
Additions—restaurant closing costs recognized and accretion	858	4,518
Decreases—payments	(3,724)	(216)
Closed restaurant reserves, end of period	$1,880	$4,746
The current portion of the liability, $0.9 million and $2.4 million as of January 3, 2017 and December 29, 2015, respectively, is included in accrued expenses and other current liabilities, and the long-term portion is reported in other long-term liabilities in the Company’s Consolidated Balance Sheets.
8. Income Taxes
The following table presents the domestic and foreign components of income (loss) before income taxes (in thousands):

	2016	2015	2014
Domestic (loss) income	$(67,626)	$(21,674)	$18,586
Foreign loss	(2,818)	(825)	(36)
	$(70,444)	$(22,499)	$18,550
The components of the provision (benefit) for income taxes are as follows for 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Current tax provision:
Federal	$—	$—	$—
State	134	144	792
Foreign	—	—	—
	134	144	792
Deferred tax provision (benefit):
Federal	(1,979)	(7,169)	5,662
State	2,854	(1,495)	668
Foreign	224	(214)	—
	1,099	(8,878)	6,330
Total provision (benefit) for income taxes	$1,233	$(8,734)	$7,122

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of income tax provision (benefit) that would result from applying the federal statutory rate to pre-tax income as shown in the accompanying Consolidated Statements of Operations is as follows for 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Federal income tax (benefit) expense at federal rate	$(23,740)	$(7,650)	$6,299
State income tax expense (benefit), net of federal tax	(2,975)	(960)	972
Other permanent differences	996	378	170
Foreign rate differential	214	66	6
Tax credits	(749)	(423)	(241)
Change in valuation allowance	27,353	—	—
Other items, net	134	(145)	(84)
Provision (benefit) for income taxes	$1,233	$(8,734)	$7,122
Effective income tax rate	(1.8)%	38.8%	38.4%

In 2016 and 2015, the Company did not recognize any tax benefits on option exercises at fair value in excess of those utilized to record stock-based compensation for book purposes. In 2014, the Company recognized $0.3 million of tax benefits on option exercises at fair value in excess of those utilized to record stock-based compensation for book purposes as a credit to additional paid-in capital.
The Company’s total deferred tax assets and liabilities are as follows (in thousands):

	2016	2015
Deferred tax assets	$46,975	$30,748
Deferred tax liabilities	(47,410)	(30,084)
Total deferred tax (liabilities) assets, net	$(435)	$664
Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following (in thousands):

	2016	2015
Deferred tax assets (liabilities):
Loss carry forwards	$14,046	$4,234
Deferred rent and franchise revenue	17,753	15,802
Property, equipment and intangible assets	(14,130)	(24,950)
Stock-based compensation	2,802	2,833
Tax credit carry forwards	2,636	1,609
Inventory smallwares	(2,805)	(2,589)
Other accrued expenses	5,022	2,124
Other	1,594	1,601
Total net deferred tax assets	26,918	664
Valuation allowance	(27,353)	—
Net deferred tax (liabilities) assets	$(435)	$664
During 2016, the Company determined that it was appropriate to record a valuation allowance of $27.4 million against U.S. and Canadian deferred tax assets due to uncertainty regarding the realizability of future tax benefits. The valuation allowance was recorded against net deferred tax assets, exclusive of indefinite-lived intangibles. The Company will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit to the effective tax rate. The effective tax rate for fiscal year 2016 reflects the impact of a valuation allowance on deferred tax assets, which was not recorded for the fiscal year 2015.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 3, 2017 and December 29, 2015, net operating loss (“NOL”) carry forwards for federal income tax purposes of approximately $60.0 million and $34.0 million, respectively, were available to offset future taxable income through the year 2036 and 2035, respectively. These NOL carry forwards include excess tax deductions for equity compensation. The Internal Revenue Code Section 382 generally limits the utilization of NOLs when there is an ownership change. The Company has not completed an analysis of ownership changes through January 3, 2017 and prior to the utilization of NOLs in the future the Company will complete a Section 382 study to determine whether there are any limitations. If such a limitation exists, it is possible that a portion of the NOLs may not be available for use before expiration. As a result of certain realization requirements of ASC 718, the deferred tax assets shown above include only realized tax deductions related to equity compensation recognized for financial reporting during the years ended January 3, 2017 and December 29, 2015. Equity will be increased by up to $8.5 million if and when the NOL is ultimately realized.
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
There were no uncertain tax positions for the years ended January 3, 2017 or December 29, 2015. The only periods subject to examination for the Company’s federal, foreign and state returns are 2012 through 2015.

9. Stockholders’ Equity
On June 4, 2015, the Company announced a share repurchase program of up to $35.0 million of the Company’s Class A common stock. Under this program, the Company purchased shares of the Company’s Class A common stock in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. During fiscal year 2015, the Company repurchased 2,423,871 shares of its common stock for approximately $35.0 million in open market transactions, thereby completing the repurchase program. Repurchased shares are included as treasury stock in the Consolidated Balance Sheets.
The Company has 181,000,000 shares of stock authorized, consisting of 150,000,000 shares of Class A common stock, par value $0.01 per share; 30,000,000 shares of Class B common stock, par value $0.01 and 1,000,000 shares of preferred stock, par value $0.01 per share. Preferred stock rights will be determined by the Company’s Board of Directors in the event that preferred shares are issued. The following summarizes the rights of common stock:
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
Dividends—A Class C dividend agreement was entered in connection with the Merger Agreement between one of the Equity Sponsors and the Company, which provided that the new investor would receive, in the form of a dividend, an amount equal to the compensation payable to the other new investor under a management services agreement. In connection with the Initial Public Offering (“IPO”), the management services agreement expired, and the one share of Class C common stock was redeemed. See additional information in Note 16, Related Party Transactions. Class A common stock and Class B common stock share equally if a dividend is declared or paid to either class, but they do not have rights to any special dividend.
Liquidation, Dissolution or Winding Up—Class A common stock and Class B common stock share equally in distributions in liquidation, dissolution or winding up of the corporation.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Registration Rights—The Equity Sponsors have the right to demand registration of 10% or more of the shares of the Company’s common stock held by them. A few shareholders who are also Executive Officers of the Company or members of the Company’s Board of Directors have piggyback registration rights, but they are not required to exercise these rights.

10. Stock-Based Compensation
The Company’s Stock Incentive Plan (the “Plan”), as amended and restated in May of 2013, authorizes the grant of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”) and incentive bonuses to employees, officers, non-employee directors and other service providers. The number of shares of common stock available for issuance pursuant to awards granted under the Plan on or after the IPO shall not exceed 3,750,500 shares. The Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”) or another committee designated by the Board, or in the absence of any such committee, the Board itself (the “administrator”). Stock options are granted at a price determined by the administrator at an exercise price that is not less than the fair market value of the underlying stock on the date of grant. The administrator may also grant SARs and RSUs with terms determined by the administrator in accordance with the Plan. The fair market value of shares prior to the IPO was determined by the Compensation Committee of the Board, or the Board using historical or current transactions, comparable public company valuations, historical transactions, third-party valuations and other factors. All share-based awards (except for RSUs) granted under the Plan have a life of ten years. Most awards vest ratably over four years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company) under the Plan. At January 3, 2017, approximately 3.2 million share-based awards were available to be granted under the Plan.

Stock-based compensation expense is generally recognized on a straight-line basis over the service period of the awards. In 2016, 2015 and 2014, non-cash stock-based compensation expense of $2.5 million, $1.7 million and $1.4 million, respectively, was included in general and administrative expense. Stock-based compensation of approximately $222,000, $229,000 and $88,000 was included in capitalized internal costs in 2016, 2015 and 2014, respectively. Stock-based compensation expense also includes approximately $31,795 related to the Employee Stock Purchase Plan, see Note 12, Employee Benefit Plans.
Included in stock-based compensation expense during the year ended January 3, 2017 is a $0.7 million charge for modifying the outstanding stock options granted to Kevin Reddy, who resigned from his position as the Chairman of the Board and from his position as the Company’s Chief Executive Officer in July 2016. In connection with Mr. Reddy’s termination from the Company, the Company extended the exercise period of Mr. Reddy’s vested options and as a result he has the right to exercise his vested options to purchase the Company’s Class A common stock through October 23, 2017.
The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. Expected volatilities are based on the historical Company volatility, as well as volatilities from publicly traded companies operating in the Company’s industry. The Company uses historical data to estimate expected employee forfeiture of stock options. The expected life of options granted is management’s best estimate using recent and expected transactions. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The weighted-average assumptions used in the model were as follows:

	2016	2015	2014
Risk-free interest rate	1.2%	1.6%	1.7%
Expected term (average in years)	5.0	5.0	5.0
Expected dividend yield	—	—	—
Expected volatility	37.0%	36.8%	36.5%
Weighted-average Black-Scholes fair value per share at date of grant	$2.85	$5.04	$10.52

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has estimated forfeiture rates that range from 0% to 40% based upon the class of employees receiving stock-based compensation in its calculation of stock-based compensation expense for the year ended January 3, 2017. These estimates are based on historical forfeiture behavior exhibited by employees of the Company.
A summary of aggregate option award activity under the Plan as of December 30, 2014, December 29, 2015 and January 3, 2017, and changes during the fiscal years then ended is presented below:

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Awards	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2) (in thousands)
Outstanding—December 31, 2013	3,309,872	$10.59
Granted	269,552	30.40
Forfeited or expired	(73,673)	19.72
Exercised	(260,487)	8.85
Outstanding—December 30, 2014	3,245,264	$12.17
Granted	921,825	14.55
Forfeited or expired	(307,318)	18.76
Exercised	(792,363)	8.86
Outstanding—December 29, 2015	3,067,408	$13.08
Granted	117,000	8.34
Forfeited or expired	(505,182)	16.55
Exercised	(104,294)	9.13
Outstanding—January 3, 2017	2,574,932	$12.34	3.86	$—
Vested and expected to vest	2,530,517	$12.29	3.77	$—
Exercisable as of January 3, 2017	2,000,777	$11.70	2.50	$—
_____________

(1)
Weighted-average remaining contractual terms for options outstanding, vested and expected to vest and exercisable, as of January 3, 2017, include the options granted to Kevin Reddy which are outstanding, vested and exercisable and expire on October 23, 2017.

(2)
Aggregate intrinsic value represents the amount by which fair value of the Company’s stock exceeds the exercise price of the option as of January 3, 2017. The stock price was not in excess of any exercise prices at this date.

The weighted-average grant-date fair value of options granted during the years ended January 3, 2017, December 29, 2015 and December 30, 2014 was $2.85, $5.04 and $10.52, respectively. The intrinsic value associated with options exercised was $0.2 million, $4.2 million and $6.0 million for the fiscal years ended January 3, 2017, December 29, 2015 and December 30, 2014, respectively. The Company had 271,457, 346,235 and 85,796 options that vested during the years ended January 3, 2017, December 29, 2015 and December 30, 2014, respectively. These awards had a total estimated fair value of $2.7 million, $3.4 million and $2.9 million at the date of vesting for the years ended January 3, 2017, December 29, 2015 and December 30, 2014, respectively.
A summary of the status of the Company’s non-vested options as of January 3, 2017 and changes during the year then ended is presented below:

	Awards	Weighted- Average Grant Date Fair Value
Outstanding at December 29, 2015	1,122,266	$5.80
Granted	117,000	2.85
Vested	(271,457)	6.42
Forfeited	(393,654)	5.58
Non-vested at January 3, 2017	574,155	$8.58
A summary of the status of the Company’s non-vested restricted share units as of January 3, 2017 and changes during the year then ended is presented below:

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Awards	Weighted- Average Grant Date Fair Value
Outstanding at December 29, 2015	—	$—
Granted	201,135	10.38
Vested	(27,672)	10.40
Forfeited	(50,698)	8.68
Non-vested at January 3, 2017	122,765	$10.20
The Company granted 201,135 restricted share units during the year ended January 3, 2017 with a weighted-average grant-date estimated fair value of $10.38. The Company had 27,672 restricted share units that vested during the year ended January 3, 2017. These units had a total estimated fair value of $0.3 million at the date of vesting for the year ended January 3, 2017.
As of January 3, 2017, there was $3.1 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Incentive Plan, which is expected to be recognized over 2.68 years.

11. (Loss) Earnings Per Share
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
The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	2016	2015	2014
Net (loss) income	$(71,677)	$(13,765)	$11,428
Shares:
Basic weighted average shares outstanding	27,808,708	28,938,901	29,717,304
Effect of dilutive securities	—	—	1,283,795
Diluted weighted average number of shares outstanding	27,808,708	28,938,901	31,001,099
(Loss) earnings per share:
Basic (loss) earnings per share	$(2.58)	$(0.48)	$0.38
Diluted (loss) earnings per share	$(2.58)	$(0.48)	$0.37
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings (loss) per share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss. The number of shares issuable on the exercise of share based awards excluded from the calculation of diluted earnings (loss) per share because the effect of their inclusion would have been anti-dilutive totaled 2,697,697; 3,184,949; and 247,427 for 2016, 2015 and 2014, respectively.

12. Employee Benefit Plans
Defined Contribution Plan
In October 2003, the Company adopted a defined contribution plan, The Noodles & Company 401(k) Plan (the “401(k) Plan”). Company employees aged 21 or older, are eligible to participate in the 401(k) Plan beginning on the first day of the calendar month following 30 days of employment. Under the provisions of the plan, the Company may, at its discretion, make contributions to the 401(k) Plan. Participants are 100% vested in their own contributions. The Company made no contributions during 2016, 2015 and 2014.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Compensation Plan
The Company’s deferred compensation plan, under which compensation deferrals began in 2013, is a non-qualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. To offset its obligation, the Company purchases Company-owned whole-life insurance contracts on certain team members. As of January 3, 2017 and December 29, 2015, $1.6 million and $1.5 million, respectively, were included in other assets, net, which represents the cash surrender value of the associated life insurance policies, and $1.5 million and $1.6 million, respectively, were included in other long-term liabilities, which represents the carrying value of the liability for deferred compensation.
Employee Stock Purchase Plan
In 2013, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) under which eligible team members may voluntarily contribute up to 15% of their salaries, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all non-highly compensated employees who have been employed by the Company for at least thirty days prior to the offering period and who are regularly scheduled to work more than 20 hours per week and for more than five months in any calendar year, are eligible to participate in the ESPP which operates in-line with the Company’s fiscal quarters. A total of 750,000 shares of common stock are available for issuance under the ESPP. The Company has issued a total of 80,312 shares under this plan, of which 26,088 shares were issued during 2016. A total of 669,688 shares remain available for future issuance. For 2016, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 0.12% risk-free interest rate; 0.25 year expected life; expected volatility of 31.7%; and a zero percent dividend yield. The weighted average fair value per share at grant date was $1.02. In 2016, the Company recognized $31,795 of compensation expense related to the ESPP.
13. Leases
The Company leases restaurant facilities, office space and certain equipment under operating leases that expire on various dates through September 2035. Lease terms for traditional shopping centers generally include a base term of 10 years, with options to extend these leases for additional periods of five to 15 years. Typically, the lease includes rent escalations, which are expensed on a straight-line basis over the expected lease term. The difference between rent expense and cash paid for rent is recognized as deferred rent. Total rent expense for 2016, 2015 and 2014 was approximately $48.5 million, $44.6 million and $37.9 million, respectively.
Future minimum lease payments required under existing leases as of January 3, 2017 are as follows (in thousands):

2017	$50,408
2018	46,699
2019	41,136
2020	36,831
2021	33,332
Thereafter	98,396
$306,802
14. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Consolidated Statements of Cash Flows for fiscal years 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Interest paid (net of amounts capitalized)	$2,394	$839	$—
Income taxes paid (net of refunds)	427	354	811
Purchases of property and equipment accrued in accounts payable	1,431	1,414	37
15. Commitments and Contingencies
Data Security Incident
Overview
On June 28, 2016, the Company announced that a data security incident compromised the security of the payment information of some customers who used debit or credit cards at certain Noodles & Company locations between January 31, 2016 and June 2, 2016. The malware involved in the incident has been removed, and the Company believes that it no longer poses a risk to credit or debit cards currently being used at affected locations. The Company has been implementing additional security procedures to further secure customers’ debit and credit card information.
Card Company Assessments
In the fourth quarter of 2016, the Company recorded a charge of $10.6 million for estimated losses, at the low end of an estimated range, associated with claims and anticipated claims by payment card companies for non-ordinary course operating expenses, card issuer losses and card replacement costs for which it expects to be liable (the “Data Breach Liabilities”). However, the Company may ultimately be subject to Data Breach Liabilities that are up to $5.5 million greater than that amount. The Company intends to use the net proceeds of the private placement and the planned common stock offering (both discussed in Note 18, Subsequent Events), in part, to fund the Data Breach Liabilities.
Data Security Litigation
In addition to claims by payment card companies with respect to the data security incident, the Company is the defendant in a purported class action lawsuit in the United States District Court for the District of Colorado, Selco Community Credit Union vs. Noodles & Company, alleging that the Company negligently failed to provide adequate security to protect the payment card information of customers of the plaintiffs and those of other similarly situated credit unions, banks and other financial institutions alleged to be part of the putative class, causing those institutions to suffer financial losses (the “Selco Litigation”). The complaint in the Selco Litigation also claims the Company was negligent per se based on alleged violations of Section 5 of the Federal Trade Commission Act, and it seeks monetary damages, injunctive relief and attorneys’ fees. The Company intends to vigorously defend the Selco Litigation. The Company cannot reasonably estimate the range of potential losses that will be associated with the Selco Litigation because it is at an early stage. The Company also cannot provide assurance that it will not become subject to other inquiries or claims, such as claims brought by customers, relating to the data security incident in the future. Although the Company maintains data security liability insurance, and certain fees and costs associated with this data security incident and the Selco Litigation to date have been paid or reimbursed by its data security liability insurer, the Company currently believes that it is possible that the ultimate amount paid by the Company with respect to the Selco Litigation, should the Company not succeed in defending the litigation, will be in excess of the limits of its data security liability insurance coverage applicable to claims of this nature.
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
General

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

It is possible that losses associated with the data security incident, including losses associated with the Selco Litigation, could have a material adverse effect on the Company’s results of operations in future periods. The Company will continue to evaluate information as it becomes known and will record an estimate for additional losses at the time or times when it is probable that a loss, if any, will be incurred and the amount of any such loss is reasonably estimable.

Delaware Gift Card Litigation
As previously disclosed in prior reports filed with the SEC, the Company is named as a defendant in an action filed in the Superior Court of Delaware in New Castle County (the “Court”), entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleges that a number of large retailers and restaurant companies, including the Company, knowingly refused to fulfill obligations under Delaware’s Abandoned Property Law by failing to report and deliver “unclaimed gift card funds” to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an order that the Company cease and desist from violating the Delaware Abandoned Property Law, monetary damages (including treble damages under the False Claims and Reporting Act), penalties, and attorneys’ fees and costs. On November 23, 2015, the Court ruled on a motion to dismiss the complaint that the defendants—including the Company—had filed. While the Court granted the motion to dismiss with respect to a claim alleging that the defendants intended to defraud the government or willfully concealed property owed to the government and for which a certificate or receipt was provided, it did not dismiss the other claims alleging that the defendants knowingly made false statements to avoid transmitting money to the government. The trial date with respect to this matter is set for January 8, 2018. The Company has recorded a loss contingency accrual based on a reasonable estimate of the probable losses that might arise from this matter; this loss contingency accrual did not have a material effect on our results of operations. The Company intends to continue to vigorously defend this action.

Litigation Regarding Classification of Assistant General Managers
As the Company reported in its Quarterly Reports on Form 10-Q for the quarters ended March 29, 2016, June 28, 2016 and September 27, 2016, Carrie Castillo, Anastassia Letourneau and Jacquelyn Myhre, former employees of the Company, filed a purported collective and class action lawsuit against the Company on March 10, 2016 alleging violations of the Fair Labor Standards Act and Illinois and Minnesota wage laws (the “Labor Laws”) in the United States District Court for the Northern District of Illinois. The plaintiffs filed the case on their behalf and on behalf of all assistant general managers employed by the Company since January 5, 2013 whom the Company classified as exempt employees, and they allege that the Company violated the Labor Laws by not paying overtime compensation to its assistant general managers. The plaintiffs were seeking, on behalf of themselves and members of the putative class, unpaid overtime compensation, liquidated damages and available penalties under applicable state laws, a declaratory judgment, an injunction and attorneys’ fees and costs. In the third quarter of 2016, the Company and the plaintiffs in the litigation agreed in principle to settle the litigation. To cover the estimated costs of the settlement, including estimated payments to any opt-in members and class attorneys, as well as related settlement administration costs, the Company recorded a charge of $3.0 million in 2016. The charge was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations and in accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets. The settlement has been approved by the United States District Court for the Northern District of Illinois.
Severance Costs
During 2016, the Company recorded a charge for severance expenses of $2.7 million. The charge was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations. The severance expenses primarily relate to the termination benefits for Kevin Reddy, who resigned from his position as the Chairman of the Board and from his position as the Company’s Chief Executive Officer in July 2016. Under the release agreement executed with Mr. Reddy, he is entitled to certain severance payments, including payments totaling one and one-half times his current base salary and COBRA premiums for eighteen months. The severance payments of $1.0 million owed to Mr. Reddy and one other former employee subsequent to January 3, 2017 are recorded in accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.
Other Matters
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of January 3, 2017. These matters could

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than they currently anticipate, could materially and adversely affect our business, financial condition, results of operations or cash flows.

16. Related Party Transactions
In connection with the IPO, the Company entered into a new stockholders agreement with the Equity Sponsors (the “2013 Stockholders Agreement”). The 2013 Stockholders Agreement grants the Equity Sponsors the right to nominate representatives to the Company’s Board of Directors and committees of the board. L Catterton and Argentia Private Investments Inc. (“Argentia”) each have the right to designate two members to the Company’s Board of Directors and the Equity Sponsors will agree to vote to elect such director designees. If at any time an Equity Sponsor owns more than 10% and less than 20% of outstanding Class A and Class B common stock, such Equity Sponsor has the right to designate one nominee for election to the Company’s Board of Directors. If an Equity Sponsor’s ownership level falls below 10% of outstanding Class A and Class B common stock, such Equity Sponsor will no longer have a right to designate a nominee. In addition, for so long as L Catterton and Argentia hold at least 35% of the voting power of outstanding common stock, certain actions may not be taken without the approval of L Catterton and Argentia.
17. Selected Quarterly Financial Data (unaudited)
The following table presents selected unaudited quarterly financial data for the periods indicated. Each fiscal quarter contained 13 weeks, with the exception of the fourth quarter of 2016, which had 14 operating weeks (in thousands, except per share data):

	Fiscal 2016
	January 3, 2017	September 27, 2016	June 28, 2016	March 29, 2016
Revenue	$129,400	$122,681	$121,407	$113,986
Operating loss	$(44,315)	$(9,062)	$(11,312)	$(2,839)
Net loss	$(45,376)	$(9,841)	$(14,087)	$(2,373)
Basic loss per share	$(1.63)	$(0.35)	$(0.51)	$(0.09)
Diluted loss per share	$(1.63)	$(0.35)	$(0.51)	$(0.09)

	Fiscal 2015
	December 29, 2015	September 29, 2015	June 30, 2015	March 31, 2015
Revenue	$117,128	$117,328	$115,233	$105,761
Operating (loss) income	$(6,464)	$(15,302)	$5,016	$(4,318)
Net (loss) income	$(4,254)	$(9,821)	$3,062	$(2,752)
Basic (loss) earnings per share	$(0.15)	$(0.35)	$0.10	$(0.09)
Diluted (loss) earnings per share	$(0.15)	$(0.35)	$0.10	$(0.09)

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Subsequent Events
Securities Purchase Agreement
On February 8, 2017, the Company entered into a securities purchase agreement with L Catterton, pursuant to which the Company agreed, in return for aggregate gross proceeds of $18.5 million, to sell to L Catterton an aggregate of 18,500 shares of preferred stock convertible into 4,252,873 shares of the Company’s Class A common stock, par value $0.01 per share, at a price per share of $1,000, plus warrants exercisable for five years beginning six months following their issuance for the purchase of 1,913,793 shares of the Company’s Class A common stock, at a price per share of $4.35 (such transactions, collectively, the “private placement”). The proceeds will be used, in conjunction with cash flow from the Company’s operations and the proceeds received from any other measures that may be taken to address the Company’s capital needs, to satisfy existing and anticipated liabilities and to fund, in part, certain capital expenditures related to business initiatives in its company-owned restaurants. Any remaining proceeds are expected to be used for general corporate purposes. The funding of the private placement occurred on February 9, 2017 and the net proceeds from the transaction were $17.4 million.
Credit Agreement Amendment
On February 8, 2017, the Company amended its Amended and Restated Credit Agreement, dated as of November 22, 2013, by entering into Amendment No. 5 to the Amended and Restated Credit Agreement, as borrower, with the guarantors signatory thereto, Bank of America, N.A., as administrative agent, and the lenders signatory thereto (the “Amendment”). See Note 5, Long-Term Debt for additional information on the Amendment.
Filing of Registration Statement on Form S-1
On February 9, 2017, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission with respect to shares of its Class A common stock.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Noodles & Company
We have audited the accompanying consolidated balance sheets of Noodles & Company (the “Company”) as of January 3, 2017 and December 29, 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended January 3, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noodles & Company at January 3, 2017 and December 29, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Denver, Colorado
March 2, 2017

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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
Under the supervision and with the participation of our management, including our interim chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2017 based on the criteria in “Internal Control - Integrated Framework (the 2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 3, 2017.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, because as an “emerging growth company” under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report. We could be an “emerging growth company” until the end of our 2018 fiscal year.

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

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
The names of our directors, their positions within the Company and their ages, as of February 24, 2017, are included below.

Name	Class	Age	Position	Year Elected Director	Current Term Expires
Johanna Murphy(2)	I	46	Director	2014	2017
James Rand(2)	I	74	Director	2008	2017
François Dufresne(1)(3)	II	56	Director	2016	2018
Jeffrey Jones(1)(2)	II	54	Director	2013	2018
Andrew Taub	II	48	Director	2010	2018
Dave Boennighausen	III	39	Interim Chief Executive Officer, Chief Financial Officer and Director	2015	2019
Scott Dahnke(1)(3)(4)	III	51	Director	2011	2019
Robert Hartnett	III	65	Chairman	2016	2019
________________________

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

(4)	Lead Independent Director until July 25, 2016.

Johanna Murphy joined our Board of Directors in June 2014. Ms. Murphy has served as Global Chief Marketing Officer for rag & bone since June 2015. Prior to joining rag & bone, Ms. Murphy was the Chief Marketing Officer and Director of Digital for Ivanka Trump, where she was responsible for developing brand strategy and creating dynamic retail experience through traditional and innovative digital marketing techniques from September 2013 to June 2015. From September 2011 to September 2013 Ms. Murphy served as Vice President of eCommerce at Kate Spade & Company, with a focus on elevating the customer experience and service while exploring new customer acquisition tactics through digital strategies for kate spade new york, Kate Spade Saturday and Jack Spade. Prior to that time Ms. Murphy held several leadership roles at GSI Commerce (now eBay Enterprise), including as its Vice President of eCommerce, from January 2008 to September 2011, where she led the fashion and luxury practice and served clients such as Burberry, Calvin Klein, Donna Karan, Betsey Johnson and Tumi. She received a BA in Political Science from the University of Delaware. Ms. Murphy brings to our Board of Directors substantial experience in developing marketing and digital strategies for major consumer brands.
James Rand has been a member of our Board of Directors since May 2008. Mr. Rand has served as an independent executive consultant in the retail and restaurant industries since his retirement as Senior Vice President of Worldwide Development at McDonald’s Corporation in 2005. Mr. Rand began his career at McDonald’s Corporation in 1973, where he gained experience in marketing research, marketing and real estate development, including leading the team that launched the Extra Value Meal strategy. He received a BA in Mathematics from Saint Mary’s College. Mr. Rand provides our Board of Directors with seasoned business judgment and valuable insights relevant to our industry.
François Dufresne has been a member of our Board of Directors since March 2016. Mr. Dufresne joined Public Sector Pension Investment Board (“PSP Investments”) as a Senior Director, Private Equity in January 2016. Argentia Private Investments Inc. (“Argentia”) is a wholly owned subsidiary of PSP Investments and is an affiliate of the Company because, they, together with Catterton, own more than 50% of our capital stock and we entered into a stockholders agreement with them. These arrangements, included pursuant to which Mr. Dufresne was selected as a member of our Board of Directors, are discussed further in Item 13. “Transactions with Related Persons” section of this Annual Report on Form 10-K. From August 2013 to March 2015, he was

Vice President Corporate Development and Chief Financial Officer at Ovivo Inc., a Montréal-based company listed on the TSX that designs and delivers conventional to highly technological water treatment solutions for the industrial and municipal markets around the world. From 2002 to June 2013, Mr. Dufresne was a Partner at Ernst & Young LLP in Canada. From 1997 to 2002, he was Vice-President Corporate Development at Telesystem International Wireless Inc., a Montréal-based company listed on NASDAQ and on the TSX that operated wireless voice and data networks in several markets outside of North America, including Brazil, Czech Republic and Romania. Prior to that, Mr. Dufresne spent 11 years at Arthur Andersen, the last four years as a Partner. He holds a law degree (LL.B., 1982) from Université Laval and a Master’s Degree in Taxation (M.Fisc., 1987) from Université de Sherbrooke. Mr. Dufresne brings to our Board of Directors public company and international experience, as well as overall financial, corporate and strategic development experience.
Jeffrey Jones has been a member of our Board of Directors since September 2013. From 2003 to 2012, Mr. Jones served as the Chief Financial Officer for Vail Resorts, Inc. (NYSE: MTN), a publicly held resort management company, and also served as a member of the board of directors of Vail Resorts, Inc. from 2008 through 2012. In addition, later in his tenure at Vail Resorts, Inc., Mr. Jones served as President - Lodging, Retail and Real Estate. Mr. Jones is currently a member of the board of directors of Hershey Entertainment and Resorts, where he chairs the audit and finance committee and is a member of the compensation committee; and Summit Hotel Properties, Inc. (NYSE:INN), where he is the lead independent director and chair of the audit committee and a member of the compensation and governance committees. He is also a member of the US Bank Advisory Board and is a member of the board at the Leeds School of Business, University of Colorado at Boulder. Prior to joining Vail Resorts, Mr. Jones held Chief Financial Officer positions with Clark Retail Enterprises and Lids Corporation. Mr. Jones received a BA in Accounting and American Studies from Mercyhurst College and is a member of the AICPA. Mr. Jones brings to our Board of Directors significant public company experience in financial positions including significant audit committee roles, as well as overall financial, operations and strategic development experience.
Andrew Taub joined our Board of Directors in December 2010. Mr. Taub is a Managing Partner at L Catterton. He joined Catterton, L Catterton’s predecessor, in 1996 and has previously served as a Vice President and Principal prior to becoming a Partner in the firm. Catterton is an affiliate of the Company because, they, together with Argentia, own more than 50% of our capital stock and we entered into a stockholders agreement with them. These arrangements, included pursuant to which Mr. Taub was selected as a member of our Board of Directors, are discussed further in Item 13. “Transactions with Related Persons” section of this Annual Report on Form 10-K. Mr. Taub has helped capitalize and grow over a dozen consumer companies including restaurants, retail, food and beverage and marketing services. Prior to joining Catterton, he spent three years as Vice President of Nantucket Holding Company, a merchant bank specializing in the acquisition and management of troubled companies, as well as the consolidation of fragmented industries. Previously he worked in Mergers and Acquisitions at Dean Witter Reynolds and Coopers & Lybrand. Mr. Taub received a BA from the University of Michigan and an MBA from Columbia Business School. Mr. Taub brings to our Board of Directors expertise in the retail and consumer industry.
Dave Boennighausen has served as our Interim Chief Executive Officer since July of 2016, Chief Financial Officer since July 2012 and became a member of our Board of Directors in August 2015. Mr. Boennighausen served as our Vice President of Finance from October 2007 to March 2011 and our Executive Vice President of Finance from April 2011 to February 2012. He began his career with May Department Stores. He received a BS in Finance and Marketing from Truman State University and holds an MBA from the Stanford Graduate School of Business. Mr. Boennighausen brings to our Board of Directors leadership skills, financial experience and strategic guidance.
Scott Dahnke has been a member of our Board of Directors since September 2011. Mr. Dahnke is the Global Co-CEO of L Catterton. Prior to becoming Global Co-CEO in 2016, Mr. Dahnke had been a Managing Partner of Catterton since 2003, and has a broad range of business experience in private equity, consulting, management and finance. Catterton is an affiliate of the Company because, they, together with Argentia, own more than 50% of our capital stock and we entered into a stockholders agreement with them. These arrangements, included pursuant to which Mr. Dahnke was selected as a member of our Board of Directors, are discussed further in Item 13. “Transactions with Related Persons” section of this Annual Report on Form 10-K. Prior to joining Catterton, he was a Managing Director at Deutsche Bank Capital Partners and at AEA Investors, where he led AEA’s consumer products investing efforts. Previously, Mr. Dahnke was the Chief Executive Officer of infoUSA, a leading publicly traded provider of business and consumer marketing products and services. Prior to joining infoUSA, Mr. Dahnke served clients on an array of strategic and operational issues as a Partner at McKinsey & Company. His early career also includes experience in the Merger Department of Goldman, Sachs & Co. and with General Motors. Mr. Dahnke received a BS, magna cum laude, in Mechanical Engineering from the University of Notre Dame. He also received academic honors while earning an MBA from the Harvard Business School. Mr. Dahnke brings to our Board of Directors expertise in the retail and consumer industry.

Robert Hartnett joined our Board of Directors and became Chairman in July 2016.  He has over 40 years of restaurant industry experience.  Most recently he served as Chief Executive Officer for Houlihan’s Restaurants, Inc., a position that he held from 2001 until successfully negotiating the sale of that company in 2015.  During his tenure at Houlihan’s, Mr. Hartnett successfully re-invented and revitalized the Houlihan’s brand.  Prior to joining Houlihan’s, Mr. Hartnett served as President, CEO and Chairman of Einstein/Noah Bagel Inc., a then publicly traded company with more than 500 Einstein Bros. and Noah’s New York Bagels restaurants across 27 states.  In addition, he has owned and operated Einstein Bros. and Boston Market franchise restaurants and has served as President of Bennigan’s Restaurants, a multi-unit casual dining operator.  Bob brings to our Board a wealth of experience in restaurant operations and restaurant brand development.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics that applies to all of our officers and employees, including our Interim Chief Executive Officer and Chief Financial Officer and those officers and employees responsible for financial reporting. We have also adopted a director code of business conduct and ethics that applies to our directors. Our codes of business conduct and ethics are posted on the investor relations section of our website at investor.noodles.com. We intend to disclose future amendments to our codes of business conduct and ethics, and any waivers of their provisions that we grant to our executive officers and directors, on our website within four business days following the date of the amendment or waiver.
Audit Committee
Our Audit Committee, is currently composed of Jeffrey Jones, Johanna Murphy and James Rand. Mr. Jones is the Chairman of the Audit Committee and our Audit Committee financial expert, as currently defined under SEC rules.
Our Board of Directors has determined that Mr. Jones is “independent” under NASDAQ rules.
Procedures for Nomination of Directors by Shareholders
No change has occurred since the date of the Company's proxy statement filed in 2016 in the procedures through which stockholders may nominate directors for election at the Company's annual meeting of stockholders.

ITEM 11.    Executive Compensation

Our named executive officers, or NEOs, for 2016 are:

•	Dave Boennighausen, our Interim Chief Executive Officer and Chief Financial Officer;

•	Paul Strasen, our Executive Vice President, General Counsel and Secretary;

•	Kathy Lockhart, our Vice President and Controller;

•	Kevin Reddy, our former Chairman and Chief Executive Officer; and

•	Mark Mears, our former Chief Marketing Officer.
2016 Summary Compensation Table
The following table summarizes the compensation for 2016 and 2015 awarded to, earned by or paid to our principal executive officer and two most highly-compensated executives other than the principal executive officer, who were serving at the end of 2016, as well as the compensation awarded to two individuals who would have qualified to be among the two most highly-compensated executives other than the principal executive officer, but for the fact that the individuals were not serving as executive officers of our Company as of the end of 2016.

Name and Principal Position	Year	Salary		Bonus (1)	Equity Awards(2)	Non-equity incentive plan compensation(3)	All other Compensation (5)	Total
Dave Boennighausen	2016	$387,692		$63,750	$201,574	$60,000	$13,563	$726,579
Interim Chief Executive Officer and Chief Financial Officer	2015	332,885		—	274,375	—	16,294	623,554
Paul Strasen	2016	307,654		—	111,298	27,940	20,862	467,754
Executive Vice President, General Counsel & Secretary	2015	289,000		—	158,172	—	17,454	464,626
Kathy Lockhart	2016	217,710		—	39,597	12,990	9,495	279,792
Vice President and Controller	2015	211,938		—	115,235	—	9,079	336,252
Kevin Reddy	2016	721,231	(4)	—	302,366	—	16,142	1,039,739
Former Chairman and Chief Executive Officer	2015	703,846		—	129,088	—	28,353	861,287
Mark Mears	2016	331,709	(4)	—	101,733	—	5,992	439,434
Former Chief Marketing Officer	2015	119,519		—	120,522	—	1,407	241,448
______________________________

(1)
In connection with Mr. Boennighausen’s appointment as interim Chief Executive Officer, the Company has agreed to pay him a nondiscretionary bonus of $15,000 a month, payable monthly, for the duration of his tenure as interim Chief Executive Officer.

(2)
Amounts represent the aggregate grant date fair value of equity awards granted in 2016 and 2015, calculated in accordance with FASB Accounting Standards Codification Topic 718. Each of our NEOs has received annual grants of equity awards at or about the time of our annual meeting of stockholders. A description of the methodologies and assumptions we use to value option awards and the manner in which we recognize the related expense are described in Note 10, Stock-Based Compensation, to our consolidated financial statements, for the year ended January 3, 2017. These amounts may not correspond to the actual value eventually realized by each NEO because the value depends on the market value of our common stock.

(3)
No bonuses were paid under our non-equity incentive plan to our named executive officers for 2015. A bonus will be paid to our named executive officers under our non-equity incentive plan for 2016 although we did not achieve our adjusted EBITDA targets. For each year, we maintained a bonus plan that provided each NEO with the opportunity to earn a bonus based on achievement of adjusted EBITDA goals for the applicable year. The target bonuses were 50% of base salary for Mr. Boennighausen, 40% of base salary for Mr. Strasen and 25% for Ms. Lockhart. The Compensation Committee of the Board reserves the right to exercise discretion to increase or decrease such bonuses based on other factors, which can include an executive officer’s individual performance and, with respect to the amounts awarded in 2016, the committee made a determination in its discretion to award certain bonuses based on certain executive officers’ individual performance.

(4)	Amounts include cash severance paid to these individuals.

(5)Amounts shown in this column are detailed in the table below:

Name	Year	Car Allowance	Life Insurance	Health & Wellness	Total Other Compensation
Dave Boennighausen	2016	$10,844	$2,094	$625	$13,563
	2015	9,980	2,094	4,220	16,294
Paul Strasen	2016	13,534	7,328	—	20,862
	2015	7,546	6,938	2,970	17,454
Kathy Lockhart	2016	4,856	3,662	977	9,495
	2015	4,687	3,404	988	9,079
Kevin Reddy	2016	12,344	3,173	625	16,142
	2015	19,903	6,100	2,350	28,353
Mark Mears	2016	958	2,064	2,970	5,992
	2015	—	1,407	—	1,407

Outstanding Equity Awards at January 3, 2017
The following table sets forth information concerning stock options, and restricted stock that have not vested, for each of our NEOs outstanding as of January 3, 2017.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)
Dave Boennighausen	63,333	—		$8.67	12/27/2020
	22,503	—		$9.53	05/14/2022
	43,275	—		$12.13	12/06/2022
	10,000	10,000	(1)	$31.53	05/13/2024
	8,750	26,250	(2)	$16.70	05/06/2025
	1,909	17,183	(3)	$10.64	11/16/2025
						18,209	(4)	73,746
Paul Strasen	147,135	—		$8.67	12/27/2020
	43,275	—		$12.13	12/06/2022
	5,500	5,500	(1)	$31.53	05/13/2024
	5,125	15,375	(2)	$16.70	05/06/2025
	1,050	9,451	(3)	$10.64	11/16/2025
						10,054	(4)	40,719
Kathy Lockhart	26,312	—		$8.67	12/27/2020
	4,327	—		$12.13	12/06/2022
	1,470	491	(5)	$18.00	06/27/2023
	3,100	3,100	(1)	$31.53	05/13/2024
	1,156	2,311	(6)	$18.43	03/04/2025
	2,374	7,123	(2)	$16.70	05/06/2025
	1,034	9,306	(3)	$10.64	11/16/2025
						3,577	(4)	14,487
Kevin Reddy	922,046	—		$8.67	10/23/2017
	227,193	—		$18.00	10/23/2017
	10,000	—		$31.53	10/23/2017
	2,500	—		$16.70	10/23/2017
Mark Mears	—	—
______________________________

(1)	The options vest in two equal installments on May 13, 2017 and 2018.

(2)	The options vest in three equal installments on May 6, 2017, 2018 and 2019.

(3)	The options vest 20%, 30% and 40% on November 16, 2017, 2018 and 2019, respectively.

(4)	Represents restricted stock units (“RSUs”) awarded on May 5, 2016, which vest in four equal installments on May 5, 2017, 2018, 2019 and 2020.

(5)	The options vest on June 27, 2017.

(6)	The options vest in two equal installments on March 4, 2017 and 2018.

Potential Payments and Acceleration of Equity upon Termination or Termination in Connection with a Change in Control
Employment and Severance Agreements
We are a party to an employment agreement with Mr. Reddy (the “Employment Agreement”). As previously disclosed, on July 25, 2016, Mr. Reddy resigned as a member of our Board of Directors, from his position as the Chairman of the Board of the Directors and from his position as our Chief Executive Officer. In connection with Mr. Reddy’s transition, we entered into a Release Agreement with Mr. Reddy, dated July 25, 2016 (the “Release Agreement”), pursuant to which Mr. Reddy is entitled to severance payments totaling one and one-half times his current base salary, COBRA premiums for eighteen months and the right to exercise vested options to purchase our Class A common stock through October 23, 2017. Through the Release Agreement, Mr. Reddy releases, waives and discharges the Company from any and all employment-related claims, and the Company releases and discharges Mr. Reddy from certain claims arising prior to July 25, 2016. In addition, pursuant to the Employment Agreement, Mr. Reddy generally is prohibited from competing with the Company in North American fast- or quick-casual restaurants that derive at least 20% of their revenue from sales of noodles or pasta dishes for 18 months following his resignation, and from soliciting employees of the Company for 12 months following his resignation.
We are a party to severance agreements with Mr. Boennighausen and Mr. Strasen (the “Severance Agreements”). Pursuant to the Severance Agreements, each executive is an “at-will” employee. If the Company terminates the executive’s employment without “cause” (as such term is defined in the Severance Agreements) the executive is entitled to receive compensation equal to nine months of his then-current base salary, payable in equal installments over nine months, a pro rata bonus for the year of termination and reimbursement of “COBRA” premiums for up to nine months for the executive and his dependents. The severance payments are conditioned upon the executive entering into a mutual release of claims with us. The Severance Agreements also include noncompetition and nonsolicitation covenants, which restrict Mr. Boennighausen and Mr. Strasen from engaging in a competitive business during their employment and for 9 months thereafter, or soliciting employees at or above the level of vice president or above during their employment and for 9 months thereafter. For this purpose, “competitive business” is defined as any business engaged in the fast casual restaurant business in North America that derives 20% or more of its revenues from the sale of noodle or pasta dishes.
In addition, each of the executives’ outstanding unvested options provide that in the event his employment is terminated without cause within 12 months following a change in control, any remaining unvested portion of such options will vest.
Payments Upon Termination or Change in Control
None of our NEOs are entitled to receive payments or other benefits upon termination of employment or a change in control, except as provided in the Severance Agreements described above.
Certain Other Compensation Plans
401(k) Plan
We maintain a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees are able to defer eligible compensation subject to applicable annual Internal Revenue Code limits. No employer contributions were made to the 401(k) plan in 2015 or 2016. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) plan is intended to be qualified under Section 401(a) of the Internal Revenue Code.
Pension Benefits
Our NEOs did not receive any benefits from the Company under any pension or retirement plan we sponsored during 2015 or 2016.
Nonqualified Deferred Compensation
On May 16, 2013 the Company adopted The Executive Non-Qualified “Excess” Plan (the “Excess Plan”). The Excess Plan provides supplementary benefits to the eligible participants whose benefits under the Company’s 401(k) Plan are limited because of the restriction on annual additions that may be made to a qualified defined contribution plan and/or the limitation on compensation that may be taken into account in calculating contributions to such a plan. Our NEOs did not earn any nonqualified deferred compensation benefits from us during 2015 or 2016 under the Excess Plan or otherwise.

DIRECTOR COMPENSATION
The following table sets forth information concerning the compensation of our independent directors for the fiscal year ended January 3, 2017.

Director Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Total ($)
Scott Dahnke	$45,000	(1)	$18,906	(8)	$63,906
Francois Dufresne	35,000	(2)	18,906	(8)	$53,906
Robert Hartnett	70,000	(3)	99,995	(9)	$169,995
Jeffrey Jones	110,000	(4)	49,998	(10)	$159,998
Johanna Murphy	60,000	(5)	49,998	(10)	$109,998
James Rand	80,000	(6)	—		$80,000
Andrew Taub	25,000	(7)	18,906	(8)	$43,906
______________________________

(1)
This amount includes $5,000 for serving on each of the compensation and nominating committees and $5,000 for serving as the Chairman of each of the compensation and nominating committees. All amounts to which Mr. Dahnke is entitled are paid directly to Catterton Management Company, L.L.C., which is affiliated with our large shareholder L Catterton.

(2)	This amount includes $5,000 for serving on each of the compensation and nominating committees. All amounts to which Mr. Dufresne is entitled are paid directly to Argentia.

(3)	This amount includes $50,000 for serving as Chairman of the Board, as well as $20,000 for serving on the Special Committee.

(4)
This amount includes $10,000 for serving as the Chairman of the audit committee and $10,000 for serving on each of the audit and compensation committees, as well as $20,000 for service on the Special Committee and $10,000 for serving as the Chairman of the Special Committee.

(5)	This amount includes $10,000 for serving as a member of the audit committee.

(6)	This amount includes $10,000 for serving as a member of the audit committee and $20,000 for serving on the Special Committee.

(7)	All amounts to which Mr. Taub is entitled are paid directly to Catterton Management Company, L.L.C.

(8)
The annual retainer grant in 2016 had a grant date fair value (computed in accordance with FASB ASC Topic 718) of $7.42 per share. The shares in the retainer grants for Messrs. Dahnke and Taub were transferred directly to Catterton Management Company, L.L.C., and the shares in the retainer grant for Mr. Dufresne were transferred directly to Argentia.

(9)	The annual retainer grant in 2016 had a grant date fair value (computed in accordance with FASB ASC Topic 718) of $10.36 per share.

(10)	The annual retainer grant in 2016 had a grant date fair value (computed in accordance with FASB ASC Topic 718) of $10.90 per share.

We have adopted a non-employee director compensation plan covering non-employee directors other than directors affiliated with L Catterton or Argentia. Under the plan, each non-employee director covered by the plan receives an annual cash retainer for board service, an annual cash retainer for committee service and an annual cash retainer for serving as chair of a committee. The board has currently fixed the retainer for board service at $50,000 per year, and it has fixed each of the retainers for committee service and committee chair at $10,000 per year, with the retainer for service on the Special Committee fixed at $20,000 per year. A special committee composed of independent, disinterested members of the Board, advised by Morris, Nichols, Arsht & Tunnell LLP, as independent legal advisor, and Jefferies LLC, as independent financial advisor (the “Special Committee”), was formed by the Board of Directors in late 2016 to evaluate various alternatives for improving the liquidity position of the Company, including pursuant to the private placement completed in early 2017. In addition, except as provided below with respect to directors appointed by L Catterton and Argentia, at the close of business on the date of the Company’s annual meeting of stockholders, each non-employee director covered by the plan will receive restricted stock units (“RSUs”), which shall be fully vested upon grant, having a fair market value of $50,000 (or $100,000 in the case of the Chairman of the Board).
Directors who are also employees, such as Mr. Boennighausen, do not and will not receive any compensation for their services as directors. In addition, under the stockholders agreement with L Catterton and Argentia, the Company is required to pay the directors appointed by L Catterton and Argentia an annual fee of $100,000 (or such other amount that may be determined by the Board of Directors to be payable to non-employee directors) for each such director serving on the Board of Directors; provided, that any fees and stock awards otherwise payable to directors appointed by L Catterton shall instead be paid directly to Catterton Management Company, L.L.C. and any fees and stock awards otherwise payable to directors appointed by Argentia shall instead be paid directly to Argentia. The directors appointed by L Catterton and Argentina include Messrs. Dahnke and Taub appointed by L Catterton and Mr. Dufresne appointed by Argentia. Stuart Frenkiel, who served as a director throughout 2015 and a portion of 2016, was appointed by Argentia. In 2016, L Catterton and Argentia each waived the requirement that director fees be paid to its board designees for the first two quarters of the 2016 fiscal year, and the non-employee director compensation plan provided for RSU grants to each of the directors appointed by, L Catterton and Argentia, for their services during the 3rd and 4th fiscal quarters of 2016, having a fair market value of $25,000.
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
Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee is, or has at any time been, an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any other entity that has one or more executive officers serving on our Board of Directors or Compensation Committee. No directors served on the Compensation Committee in 2016 other than Messrs. Dahnke, Frenkiel, Dufresne and Jones.
Compensation Committee Report

The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act. Accordingly, we have not included such analysis or a report from our compensation committee.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of Class A and Class B of our common stock as of February 24, 2017 for:

•	each stockholder known by us to be the beneficial owner of more than 5% of any class of our outstanding shares of common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
As of February 24, 2017, Argentia beneficially owned 1,522,098 shares of Class B common stock, which represented 100% of the outstanding shares of Class B common stock on that date. Class B common stock has the same rights as the common stock except that holders of Class B common stock will not be entitled to vote in the election or removal of directors unless converted into Class A common stock.
We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.
Applicable percentage ownership in the following table is based on 27,872,925 shares of common stock outstanding as of February 24, 2017 (of which 26,350,827 were Class A common stock and 1,522,098 were Class B common stock), unless otherwise indicated in the footnotes below. In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or exercisable within 60 days of February 24, 2017, including the preferred stock held by L Catterton, which is convertible into 4,252,873 shares of Class A common stock. We did not deem these shares outstanding; however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Noodles & Company, 520 Zang Street, Suite D, Broomfield, CO 80021.

	Shares Beneficially Owned		Voting Shares Beneficially Owned
	Shares	Percent	Shares	Percent
Name and Address of Beneficial Owner

Stockholders owning more than 5%
Entities affiliated with L Catterton(1)	11,092,853	34.53%	11,092,853	36.25%
Argentia Private Investments Inc.(2)	8,266,858	29.66%	6,744,760	25.60%
FMR LLC (3)	3,951,069	14.18%	3,951,069	14.99%

Named Executive Officers and Directors
Dave Boennighausen(4)	151,270	*	151,270	*
Paul Strasen(5)	207,028	*	207,028	*
Kevin Reddy(6)	1,161,739	4.00%	1,161,739	4.22%
Kathy Lockhart(7)	41,378	*	41,378	*
Mark Mears	—	*	—	*
Scott A. Dahnke(1)	11,092,853	34.53%	6,744,760	36.25%
Andrew Taub	—	*	—	*
François Dufresne	—	*	—	*
Robert Hartnett	9,652	*	9,652	*
James Rand(8)	61,174	*	61,174	*
Jeffrey Jones(9)	18,704	*	18,704	*
Johanna Murphy(10)	13,193	*	13,193	*

All Executive Officers and Director as a Group(11)	1,664,138	5.97%	1,664,138	6.31%
*        Indicates ownership of less than one percent.
__________________________

(1)
Includes 4,252,873 shares of our Class A common stock issuable upon conversion of the preferred stock and exercisable within 60 days. All of the shares of our Class A common stock and preferred stock are held by Catterton-Noodles, LLC, an entity affiliated with L Catterton. Scott Dahnke is a Global Co-CEO of L Catterton, and in such capacity has voting and investment control over the securities. Mr. Dahnke disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. The principal business address of L Catterton is 599 West Putnam Avenue, Greenwich, CT 06830.

(2)
Consists of 6,744,760 shares of our Class A common stock and 1,522,098 shares of our Class B common stock held by Argentia, which is affiliated with the Public Sector Pension Investment Board (“PSP Investments”), a Canadian Crown Corporation. André Bourbonnais is President and Chief Executive Officer of PSP Investments. He is also President of Argentia.  Guthrie Stewart is Director and Vice-President of Argentia and Senior Vice President and Global Head of Private Investments of PSP Investments. Nathalie Bernier is Director and Vice-President of Argentia and Senior Vice President, Strategic and Business Planning and Chief Financial Officer of PSP Investments. In such capacities, Mr. Bourbonnais, Mr. Stewart and Ms. Bernier have investment control over such securities. Mr. Stewart and Stephanie Lachance, Vice President, Responsible Investment and Corporate Secretary of PSP Investments, have voting control over such securities on behalf of Argentia. Mr. Bourbonnais, Mr. Stewart, Ms. Bernier and Ms. Lachance disclaim beneficial ownership of such securities. The principal business address of Argentia is 1250 Réne Lévesque Boulevard West, Suite 900, Montreal, Quebec, Canada H3B 4W8.

(3)
Abigail P. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. The principal address of FMR LLC is 245 Summer Street, Boston, MA 02210.

(4)	Includes options to purchase 149,770 shares of our Class A common stock exercisable within 60 days.

(5)	Includes options to purchase 202,085 shares of our Class A common stock exercisable within 60 days.

(6)	Includes options to purchase 1,161,739 shares of our Class A common stock exercisable within 60 days.

(7)	Includes options to purchase 40,928 shares of our Class A common stock exercisable within 60 days.

(8)	Includes options to purchase 44,669 shares of our Class A common stock exercisable within 60 days.

(9)	Includes options to purchase 14,117 shares of our Class A common stock exercisable within 60 days.

(10)	Includes options to purchase 8,606 shares of our Class A common stock exercisable within 60 days.

(11)	Excludes 11,092,853 shares of our Class A common stock disclaimed by Mr. Dahnke.

Equity Compensation Plan Information
The following table summarizes information as of January 3, 2017, about shares of common stock that may be issued under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	2,726,547	$12.34	3,913,823
Equity compensation plans not approved by security holders	—	—	—
Total	2,726,547	$12.34	3,913,823
______________________________

(1)
Includes in column (a) 2,574,932 shares of Class A common stock issuable upon exercise of options outstanding under the Company’s Stock Incentive Plan, 28,850 shares of Class B common stock issuable upon exercise of a warrant granted to a consultant, and 122,765 gross number of shares of Class A common stock underlying outstanding RSUs. The shares underlying the warrant and outstanding RSUs are not included in the calculation of the Weighted-Average Exercise Price in column (b). Includes in column (c) 3,244,135 shares of Class A common stock available for issuance upon exercise of future grants under the Company’s Stock Incentive Plan and 669,688 shares of Class A common stock available for future issuance under the Company’s Employee Stock Purchase Plan. Material features of the Company’s Stock Incentive Plan and Employee Stock Purchase Plan are set forth in Note 10, Stock-Based Compensation and Note 12, Employee Benefit Plans, to our consolidated financial statements, for the year ended January 3, 2017.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons
The following is a description of each transaction since December 31, 2014 to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers, beneficial holders of more than 5% of either our Class A or our Class B common stock, or any other related person had or will have a direct or indirect material interest.
Stockholders Agreement. In connection with our initial public offering, we amended and restated our stockholders agreement, dated as of July 2, 2013, with L Catterton and Argentia (our “Equity Sponsors”), which amendment and restatement became effective upon the completion of our initial public offering. The stockholders agreement also grants our Equity Sponsors the right, subject to certain conditions, to nominate representatives to our Board of Directors and committees of our Board of Directors. L Catterton and Argentia each will have the right to designate two members to our Board of Directors, and the parties to the stockholders agreement will agree to vote to elect such director designees.
Additionally, L Catterton and Argentia have agreed to elect each other’s director nominees and to not take certain actions affecting us without the consent of the other.
If at any time an Equity Sponsor owns more than 10.0% and less than 20.0% of our outstanding Class A and Class B common stock, such Equity Sponsor has the right to designate one nominee for election to our Board of Directors. If an Equity Sponsor’s ownership level falls below 10.0% of our outstanding Class A and Class B common stock, such Equity Sponsor will no longer have a right to designate a nominee. In addition, for so long as L Catterton and Argentia together hold at least 35.0% of the voting power of our outstanding common stock, certain actions may not be taken without the approval of L Catterton (so long as it holds at least 5.0% of the voting power of our outstanding common stock) and Argentia (so long as it holds at least 5.0% of the voting power of our outstanding common stock (for certain of which actions we have obtained a waiver from each of the Equity Sponsors in connection with our completion of the private placement)), including:

•
any merger, recapitalization or other adjustment in voting rights, if following such event, L Catterton and Argentia would not together have sufficient voting power or otherwise be entitled to elect a majority of our Board of Directors;

•	any sale of all or substantially all the assets of the Company;

•	the issuance of any capital stock or debt securities of us or any of our subsidiaries for consideration exceeding $50.0 million, other than certain issuances upon the grant of equity awards;

•	the creation of any new class or series of shares of equity securities having rights, preferences or privileges senior to or on a parity with the common stock; or

•
any amendment of our certificate of incorporation, bylaws or equivalent organization documents of the Company or any subsidiary of the Company in a manner that could reasonably be expected to adversely affect the rights of L Catterton or Argentia.

Private Placement. On February 8, 2017, we entered into a securities purchase agreement with L Catterton, pursuant to which we sold to L Catterton, in return for aggregate gross proceeds to us of $18.5 million, an aggregate of 18,500 shares of Series A Convertible Preferred Stock, par value $0.01 per share, convertible into 4,252,873 shares of Class A common stock at a conversion price of $4.35 per share, for a purchase price of $1,000 per share, plus warrants exercisable beginning six months following their issuance for the purchase of 1,913,793 shares of Class A common stock at a price per share of $4.35.
In connection with the private placement, we entered into a Letter Agreement with Argentia that provides we will indemnify Argentia in limited circumstances for certain losses incurred by Argentia or its affiliates that arise out of the private placement, for which transaction Argentia provided its consent pursuant to the terms of our stockholders agreement.  The Letter Agreement, among other things, also provides for the registration of shares of Class A common stock (including shares of Class A common stock into which shares of Class B common stock may be converted) held by Argentia, by us on terms substantially similar to the registration rights that we agreed to provide to L Catterton in the Securities Purchase Agreement.  The specific rights of Argentia are set forth in the Letter Agreement attached as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on February 9, 2017.
Registration Rights. Pursuant to the terms of a registration rights agreement between us and certain holders of our stock, including L Catterton, certain of its affiliates and Argentia, certain holders of our stock are entitled to demand and piggyback rights:

•
Demand Registrations. Under the registration rights agreement, both L Catterton and Argentia are able to require us to file a registration statement under the Securities Act, covering at least 10.0% of our equity interests, and we are required to notify holders of such securities in the event of such request (a “Demand Registration Request”). Each of L Catterton and Argentia can issue unlimited Demand Registration Requests, unless we are ineligible to use Form S-3, in which case we will not be obligated to grant more than three Demand Registration Requests to each of L Catterton and Argentia during such period of ineligibility.

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

Procedures for Approval of Related Party Transactions. Our policies on related party transactions, which are included in our Audit Committee charter and our Employee Code of Business Conduct and Ethics, address the policies and procedures for review and approval of related party transactions. These policies cover certain relationships and material obligations and interests. These policies provide that, in determining whether or not to recommend the initial approval or ratification of a related party transaction, all relevant facts and circumstances available shall be considered. The Audit Committee is responsible for approval and ratification of certain related person transactions pursuant to the applicable policies and procedures.

Board Independence

Under the listing requirements and NASDAQ rules, independent directors must comprise a majority of a listed company’s Board of Directors. Our Principles of Corporate Governance (the “Principles”) provide that an “independent” director is a director who meets the NASDAQ definition of independence and the Principles also provide that, under applicable NASDAQ rules, the members of each of the Audit and Compensation Committees are subject to additional, heightened independence criteria applicable to directors serving on these committees. Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of each director (both generally, and, where applicable, under heightened independence criteria applicable to certain committees). Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined, based on the recommendation of our Nominating and Corporate Governance Committee, that each of Messrs. Dahnke, Dufresne, Hartnett, Jones, Rand, Taub and Ms. Murphy is “independent” under NASDAQ rules. In making the independence determinations, our Board of Directors assessed the current and prior relationships that each non-employee director has with us and all other relevant facts and circumstances, including the beneficial ownership of our capital stock by each non-employee director. Based on these assessments, for each director deemed to be independent, our Board of Directors made a determination that, because of the nature of the director’s relationships and/or the amounts involved, each director deemed to be independent had no relationships with our company or our management that, in the judgment of the Board, would impair the director’s independence.

Messrs. Dufresne and Dahnke are currently members of the Compensation Committee and are affiliated with Argentia and Catterton, respectively. Pursuant to applicable SEC and NASDAQ requirements, the Board of Directors considered all factors specifically relevant to determining whether either of these directors had or has a relationship which is material to that director’s ability to be independent from management in connection with their duties as members of the Compensation Committee, including these affiliations, and the Board determined that these directors are independent for purposes of serving on the Board of Directors and its Compensation Committee.

ITEM 14.	Principal Accounting Fees and Services
The following table sets forth the aggregate fees billed for professional services rendered by Ernst & Young for the audit of our financial statements for 2016 and 2015 and the aggregate fees for other services rendered by Ernst & Young billed in those periods:

	2016	2015
Audit fees(1)	$529,972	$475,721
Audit-related fees	—	—
Tax fees(2)	8,968	104,505
Total audit and related fees	$538,940	$580,226
_____________________

(1)	2016 and 2015 audit fees and expenses related to the fiscal year audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered.

(2)	Tax fees relate to professional services rendered for tax compliance, tax return review and preparation and related tax advice.
The Board of Directors has adopted a written policy for the pre-approval of certain audit and non-audit services that Ernst & Young provides. The policy balances the need for independence of Ernst & Young while recognizing that in certain situations Ernst & Young may possess both the technical expertise and knowledge of the Company to best advise the Company on issues and matters in addition to accounting and auditing. In general, the Company’s independent registered public accounting firm cannot be engaged to provide any audit or non-audit services unless the engagement is pre-approved by the Audit Committee. Certain services may also be pre-approved by the Chairman of the Audit Committee under the policy. All of the fees identified in the table above were approved in accordance with SEC requirements and pursuant to the policies and procedures described above.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

1.	Our Consolidated Financial Statements and Notes thereto are included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2017.

NOODLES & COMPANY

By: /s/ DAVE BOENNIGHAUSEN
Dave Boennighausen
Chief Financial Officer and Interim Chief Executive Officer
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

Signature	Title	Date
/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen	Director, Chief Financial Officer and Interim Chief Executive Officer (principal executive officer and principal financial officer)	March 2, 2017
/s/ KATHY LOCKHART
Kathy Lockhart	Vice President and Controller (principal accounting officer)	March 2, 2017
/s/ ROBERT HARTNETT
Robert Hartnett	Chairman	March 2, 2017
/s/ SCOTT DAHNKE
Scott A. Dahnke	Director	March 2, 2017
/s/ FRANÇOIS DUFRESNE
François Dufresne	Director	March 2, 2017
/s/ JEFFREY JONES
Jeffrey Jones	Director	March 2, 2017
/s/ JAMES RAND
James Rand	Director	March 2, 2017
/s/ ANDREW TAUB
Andrew Taub	Director	March 2, 2017
/s/ JOHANNA MURPHY
Johanna Murphy	Director	March 2, 2017

EXHIBITS

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	333-192402	November 19, 2013	3.1
3.2	Second Amended and Restated Bylaws	8-K	001-35987	August 24, 2015	3.1
4.1	Specimen Stock Certificate	S-1/A	333-188783	June 17, 2013	4.1
4.2	Certificate of Designations for Series A Convertible Preferred Stock	8-K	001-35987	February 9, 2017	4.1
4.3	Form of Warrant to Purchase Class A Common Stock	8-K	001-35987	February 9, 2017	4.2
10.1	Noodles & Company Amended and Restated 2010 Stock Incentive Plan	S-1/A	333-188783	June 17, 2013	10.1
10.2	Noodles & Company 2013 Employee Stock Purchase Plan	S-1/A	333-188783	June 17, 2013	10.2
10.3	Registration Rights Agreement, dated December 27, 2010, by and among Noodles & Company and certain of its stockholders	S-1/A	333-188783	June 17, 2013	10.3
10.4	Amendment No. 1 to Registration Rights Agreement, dated as of July 8, 2014, among Noodles & Company and certain of its stockholders	10-Q	001-35987	November 6, 2014	10.1
10.5	Amended and Restated Credit Agreement, dated as of November 22, 2013, among Noodles & Company, the other Loan Parties thereto, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender and the other lenders party thereto	8-K	001-35987	November 26, 2013	10.1
10.6	Amendment No.1 to the Amended and Restated Credit Agreement, dated as of June 4, 2015, among Noodles & Company, the other Loan Parties party thereto, the lenders thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swingline Lender	8-K	001-35987	June 5, 2015	10.10

10.7	Amendment No.2 to the Amended and Restated Credit Agreement, dated as of November 24, 2015, by and among Noodles & Company, each of the Guarantors signatory thereto, Bank of America, N.A., as administrative agent and the lenders signatory thereto	8-K	001-35987	November 24, 2015	10.10
10.8	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of August 2, 2016, by and among Noodles & Company, each of the Guarantors signatory thereto, Bank of America, N.A., as administrative agent and the lenders signatory thereto	10-Q	001-35987	August 5, 2016	10.2
10.9	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of November 4, 2016, by and among Noodles & Company, each of the Guarantors signatory thereto, Bank of America, N.A., as administrative agent and the lenders signatory thereto	10-Q	001-35987	November 7, 2016	10.3
10.10	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of February 9, 2017, by and among Noodles & Company, each of the Guarantors signatory thereto, Bank of America, N.A., as administrative agent and the lenders signatory thereto	8-K	001-35987	February 9, 2017	10.2
10.11	Security Agreement, dated February 28, 2011, by and between Noodles & Company and Bank of America, N.A., as administrative agent	S-1	333-188783	May 23, 2013	10.13
10.12	Pledge Agreement, dated February 28, 2011, by and between Noodles & Company and Bank of America, N.A., as administrative agent	S-1	333-188783	May 23, 2013	10.14
10.13	Form of Indemnification Agreement by and between Noodles & Company and each of its directors and executive officers	S-1/A	333-188783	June 17, 2013	10.15
10.14	Form of Area Development Agreement	10-K	001-35987	February 24, 2015	10.9
10.15	Form of Franchise Agreement	10-K	001-35987	February 24, 2015	10.10
10.16	Severance Agreement with Dave Boennighausen, dated December 19, 2012	10-K	001-35987	March 7, 2014	10.1

10.17	Employment Agreement, dated June 7, 2013, by and between Noodles & Company and Kevin Reddy	S-1/A	333-188783	June 17, 2013	10.20
10.18	Noodles & Company Compensation Plan For Non-Employee Directors	10-Q	001-35987	November 7, 2016	10.1
10.19	The Executive Nonqualified “Excess” Plan Adoption Agreement, adopted by Noodles & Company on May 16, 2013	S-1/A	333-188783	June 17, 2013	10.22
10.20	Amended and Restated Stockholders Agreement, dated as of July 2, 2013, among Noodles & Company, L Catterton-Noodles, LLC and Argentia Private Investments Inc.	S-1	333-192402	November 19, 2013	10.18
10.21	Severance Agreement with Paul Strasen, dated January 24, 2011	10-K	001-35987	March 1, 2016	10.20
10.22	Interim Chief Executive Officer Letter Agreement, dated July 25, 2016, between Noodles & Company and Dave Boennighausen	8-K	001-35987	July 26, 2016	10.1
10.23	Indemnification Agreement, dated July 25, 2016, between Noodles & Company and Robert M. Hartnett	8-K	001-35987	July 26, 2016	10.2
10.24	Release Agreement, dated July 25, 2016, between Noodles & Company and Kevin Reddy	8-K	001-35987	July 26, 2016	10.3
10.25	Offer Letter, dated July 25, 2016, between Noodles & Company and Robert Hartnett	10-Q	001-35987	November 7, 2016	10.7
10.26	Offer Letter, dated July 3, 2016, between Noodles & Company and Victor R. Heutz	10-Q	001-35987	November 7, 2016	10.8
10.27	Securities Purchase Agreement, dated as of February 8, 2017, between Noodles & Company and Catterton-Noodles, LLC	8-K	001-35987	February 9, 2017	10.1
10.28	Letter Agreement, dated February 8, 2017, between Noodles & Company and Argentia Private Investments Inc.	8-K	001-35987	February 9, 2017	10.3
21.1	List of Subsidiaries of Noodles & Company	10-K	001-35987	March 1, 2016	21.1
23.1	Consent of Ernst & Young LLP					X
24.1	Power of Attorney (included on signature page of this report)					X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X