Form 10-Q
period 2017-04-04
NOODLES & Co
filed 2017-05-10
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2017
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2017
Class A Common Stock, $0.01 par value per share	39,490,952 shares
Class B Common Stock, $0.01 par value per share	1,522,098 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	April 4, 2017	January 3, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,248	$1,837
Accounts receivable	3,442	5,438
Inventories	9,730	11,285
Prepaid expenses and other assets	7,214	6,972
Income tax receivable	188	256
Total current assets	23,822	25,788
Property and equipment, net	169,695	173,533
Goodwill	6,400	6,400
Intangibles, net	1,627	1,715
Other assets, net	2,045	2,025
Total long-term assets	179,767	183,673
Total assets	$203,589	$209,461
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,017	$10,601
Accrued payroll and benefits	7,262	10,723
Accrued expenses and other current liabilities	30,726	27,709
Total current liabilities	49,005	49,033
Long-term debt, net	52,800	84,676
Deferred rent	37,954	44,929
Deferred tax liabilities, net	626	435
Other long-term liabilities	18,006	4,570
Total liabilities	158,391	183,643

Convertible Series A preferred stock—$0.01 par value, 50,000 shares authorized and designated as of April 4, 2017; 18,500 shares issued and outstanding as of April 4, 2017 and zero shares designated, issued or outstanding as of January 3, 2017	11,498	—

Stockholders’ equity:
Preferred stock—$0.01 par value, 950,000 shares authorized and undesignated as of April 4, 2017 and 1,000,000 shares authorized and undesignated as of January 3, 2017; zero shares issued and outstanding as of April 4, 2017 and January 3, 2017	—	—
Common stock—$0.01 par value, authorized 180,000,000 shares as of April 4, 2017 and January 3, 2017; 39,184,048 issued and 36,760,177 outstanding as of April 4, 2017 and 30,300,925 issued and 27,877,054 outstanding as of January 3, 2017	392	303
Treasury stock, at cost, 2,423,871 shares as of April 4, 2017 and January 3, 2017	(35,000)	(35,000)
Additional paid-in capital	158,910	124,272
Accumulated other comprehensive loss	(51)	(51)
Accumulated deficit	(90,551)	(63,706)
Total stockholders’ equity	33,700	25,818
Total liabilities and stockholders’ equity	$203,589	$209,461
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended
	April 4, 2017	March 29, 2016
Revenue:
Restaurant revenue	$115,527	$112,865
Franchising royalties and fees	1,188	1,121
Total revenue	116,715	113,986
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	32,087	30,189
Labor	39,594	37,434
Occupancy	14,001	13,314
Other restaurant operating costs	17,147	16,892
General and administrative	10,666	10,037
Depreciation and amortization	6,267	6,906
Pre-opening	545	1,037
Restaurant impairments, closure costs and asset disposals	22,054	1,016
Total costs and expenses	142,361	116,825
Loss from operations	(25,646)	(2,839)
Interest expense, net	1,008	628
Loss before income taxes	(26,654)	(3,467)
Provision (benefit) for income taxes	191	(1,094)
Net loss	(26,845)	(2,373)
Accretion of preferred stock to redemption value	(965)	—
Net loss attributable to common stockholders	$(27,810)	$(2,373)
Loss per share of Class A and Class B common stock, combined:
Basic	$(0.99)	$(0.09)
Diluted	$(0.99)	$(0.09)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	28,073,333	27,721,792
Diluted	28,073,333	27,721,792

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, unaudited)

	Fiscal Quarter Ended
	April 4, 2017	March 29, 2016
Net loss	$(26,845)	$(2,373)
Other comprehensive loss:
Foreign currency translation adjustments	—	(29)
Other comprehensive loss	—	(29)
Comprehensive loss	$(26,845)	$(2,402)

 See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Fiscal Quarter Ended
	April 4, 2017	March 29, 2016
Operating activities
Net loss	$(26,845)	$(2,373)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,267	6,906
Deferred income taxes	191	—
Restaurant impairments, closure costs and asset disposals	18,460	745
Amortization of debt issuance costs	83	29
Stock-based compensation	298	348
Changes in operating assets and liabilities:
Accounts receivable	1,975	(224)
Inventories	(123)	(231)
Prepaid expenses and other assets	(260)	184
Accounts payable	1,284	(2,685)
Deferred rent	679	1,604
Income taxes	68	(1,038)
Accrued expenses and other liabilities	(10,153)	2,414
Net cash (used in) provided by operating activities	(8,076)	5,679
Investing activities
Purchases of property and equipment	(6,601)	(12,319)
Net cash used in investing activities	(6,601)	(12,319)
Financing activities
Net (repayments) borrowings from swing line loan	(197)	332
Proceeds from issuance of long-term debt	5,915	7,000
Payments on long-term debt	(37,015)	(1,000)
Issuance of preferred stock and common stock warrants, net of transaction expenses (see Note 9)	16,688	—
Issuance of common stock, net of transaction expenses (see Note 9)	31,321	—
Proceeds from exercise of stock options and employee stock purchase plan	38	198
Debt issuance costs	(662)	(2)
Net cash provided by financing activities	16,088	6,528
Effect of exchange rate changes on cash	—	105
Net increase (decrease) in cash and cash equivalents	1,411	(7)
Cash and cash equivalents
Beginning of period	1,837	1,912
End of period	$3,248	$1,905

See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation
Business
Noodles & Company (the “Company” or “Noodles & Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of April 4, 2017, the Company had 409 company-owned restaurants and 73 franchise restaurants in 31 states and the District of Columbia. The Company operates its business as one operating and reportable segment.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of January 3, 2017 was derived from audited financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2017.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2017, which ends on January 2, 2018, contains 52 weeks, and fiscal year 2016, which ended on January 3, 2017, contained 53 weeks. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. The Company’s fiscal quarter that ended April 4, 2017 is referred to as the first quarter of 2017, and the fiscal quarter ended March 29, 2016 is referred to as the first quarter of 2016.
Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The Company changed its presentation on the Condensed Consolidated Statements of Cash Flows of borrowings and repayments from its swing line loan to a net basis, which had no impact on the net change in cash and cash equivalents or the amount of net cash provided by financing activities for the applicable prior period presented. This reclassification had no effect on reported net loss.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of the new revenue standard by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company expects to adopt these standards upon their effective date (the Company’s first quarter of fiscal 2018), using one of two retrospective application methods. The

Company does not believe the new revenue recognition standard will materially impact its recognition of revenue from restaurant operations of company-owned restaurants or its recognition of continuing royalty fees from franchisees. The Company believes adoption of the new revenue recognition standard will impact its accounting for initial fees charged to franchisees. Historically, the Company has recognized revenue from initial franchise fees upon the opening of a franchised restaurant when it performed all of its material obligations and initial services. Upon the adoption of Topic 606, the Company will generally recognize initial franchise fees over the term of a franchise agreement. The Company will be finalizing accounting policies, selecting its transition method, quantifying the impact of adopting this standard, and designing internal controls during the fiscal year ended January 2, 2018. The Company is currently evaluating the impact the adoption of this accounting standard will have on its consolidated financial statements and related disclosures.
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
Recently Adopted Accounting Pronouncements
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330).” The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016 (the Company’s first quarter of fiscal 2017) and is required to be adopted prospectively. The Company adopted this standard as of January 4, 2017 and the adoption did not have a material impact on the Company’s financial position or results of operations and cash flows.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of awards on the statement of cash flows. The pronouncement is effective for annual periods beginning after December 15, 2016 (the Company’s first quarter of fiscal 2017) and interim periods therein. The Company adopted this standard as of January 4, 2017 and the adoption impacts our accounting for excess tax benefits and deficiencies as all excess tax benefits and deficiencies will be recognized within the provision (benefit) for income taxes line item in the Company’s Consolidated Statements of Operations in the period in which they occur. The Company has elected the prospective method of transition and, except as described above, the provisions of ASU 2016-09 did not have an impact on the Company’s consolidated financial position or results of operations.

2. Supplemental Financial Information
Property and equipment, net, consists of the following (in thousands):

	April 4, 2017	January 3, 2017
Leasehold improvements	$208,827	$205,687
Furniture, fixtures and equipment	121,642	120,248
Construction in progress	4,019	8,044
	334,488	333,979
Accumulated depreciation and amortization	(164,793)	(160,446)
	$169,695	$173,533

3. Long-Term Debt
The Company has a credit facility consisting of a revolving line of credit of $100.0 million, expiring in June 2020. As of April 4, 2017, the Company had $54.1 million of indebtedness and $2.7 million letters of credit outstanding under the revolving line of credit. The Company’s ability to borrow funds pursuant to the revolving line of credit is further limited by the requirement that it comply with the revolving line of credit’s financial covenants upon the measurement dates specified therein. These financial covenants include a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. The credit agreement also contains other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments.
On February 8, 2017, the Company entered into an amendment to its credit facility. Among other things, giving effect to the equity issuances completed during the first quarter of 2017, the amendment (i) increased the interest rate margin applicable at total lease adjusted leverage levels at and above 4.25:1.00 and from the period of the date of amendment to the delivery of the first following quarterly compliance certificate, (ii) increased capital expenditure amounts related to restaurant growth, and (iii) made certain other changes. The Consolidated EBITDA definition, as revised, permits certain costs to be added back into the Consolidated EBITDA calculation, including costs associated with closing underperforming restaurants in 2017 (fees to landlords resulting from the termination of the Company’s leases for such restaurants, the fees to its real estate advisor and brokers related to such terminations and other costs of closing restaurants, such as severance for terminated employees) and liabilities associated with the data security incident that occurred in 2016 (as described in greater detail in Note 11, Commitments and Contingencies). This amendment also revised certain financial covenant levels. Borrowings under this amended and restated agreement bear interest, at the Company’s option, at either (i) LIBOR plus 2.00% to 3.25%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus zero to 1.00%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. The credit facility includes a commitment fee of 0.30% to 0.50%, based on the lease-adjusted leverage ratio, per year on any unused portion of the credit facility.
The credit facility bore interest between 3.77% and 6.00% during the first quarter of 2017. The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of April 4, 2017.

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

Adjustments to the fair value of non-financial assets measured at fair value on a non-recurring basis as of April 4, 2017 and March 29, 2016 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes
The following table presents the Company’s provision (benefit) for income taxes (in thousands):

	Fiscal Quarter Ended
	April 4, 2017	March 29, 2016
Provision (benefit) for income taxes	$191	$(1,094)
Effective tax rate	(0.7)%	31.6%

During the first quarter of 2016, the Company recorded a valuation allowance against Canadian deferred tax assets. During the second quarter of 2016, the Company determined that it was appropriate to record a valuation allowance against U.S. deferred tax assets. As a result, the effective tax rate for the first quarter of 2017 reflects the impact of a valuation allowance against U.S. and Canadian deferred tax assets. For the remainder of fiscal 2017, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit to the effective tax rate.

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
The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended
	April 4, 2017	March 29, 2016
Stock-based compensation expense	$298	$409
Capitalized stock-based compensation expense	$49	$61

7. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended
	April 4, 2017	March 29, 2016
Restaurant impairments (1)	$1,935	$194
Closure costs (1)	19,886	549
Loss on disposal of assets and other	233	273
	$22,054	$1,016

_____________________________

(1)	Restaurant impairments and closure costs in all periods presented above include expenditures related to restaurants previously impaired or closed.
During the first quarter of 2017, four restaurants were identified as impaired compared to one restaurant during the first quarter of 2016, primarily related to management’s current assessment of the expected future cash flows of various restaurants based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and was determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value. The closure costs of $19.9 million recognized during the first quarter of 2017 are primarily related to the 55 restaurants closed during the first quarter of 2017. The closure costs of $0.5 million recognized during the first quarter of 2016 are related to the ongoing costs of restaurants closed in the fourth quarter of 2015. These expenses are included in the “Restaurant impairments, closure costs and asset disposals” line in the Condensed Consolidated Statements of Operations.

8. Earnings (Loss) Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted EPS is calculated using net income (loss) available to common stockholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include shares of common stock underlying stock options, warrants and restricted common stock. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended
	April 4, 2017	March 29, 2016
Net loss attributable to common stockholders	$(27,810)	$(2,373)
Shares:
Basic weighted average shares outstanding	28,073,333	27,721,792
Effect of dilutive securities	—	—
Diluted weighted average shares outstanding	28,073,333	27,721,792
Loss per share:
Basic loss per share	$(0.99)	$(0.09)
Diluted loss per share	$(0.99)	$(0.09)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings (loss) per share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss. The number of shares issuable on the vesting or exercise of share based awards or exercise of outstanding warrants and the shares underlying the 18,500 shares of convertible preferred stock excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 7,670,529 and 2,971,093 for the first quarters of 2017 and 2016, respectively.

9. Stockholders’ Equity
Securities Purchase Agreement with L Catterton
On February 8, 2017, the Company entered into a securities purchase agreement with L Catterton, pursuant to which the Company agreed, in return for aggregate gross proceeds of $18.5 million, to sell to L Catterton an aggregate of 18,500 shares of preferred stock convertible into 4,252,873 shares of the Company’s Class A common stock, par value $0.01 per share, at a price per share of $1,000, plus warrants exercisable for five years beginning six months following their issuance for the purchase of 1,913,793 shares of the Company’s Class A common stock, at a price per share of $4.35 (such transactions, collectively, the “private placement”). The proceeds have been and will continue to be used, in conjunction with cash flow from the Company’s operations and the proceeds received from the transaction with Mill Road (see below), to satisfy existing and anticipated liabilities and to fund, in part, certain capital expenditures related to business initiatives in its company-owned restaurants. Any remaining proceeds are expected to be used for general corporate purposes. The funding of the private placement occurred on February 9, 2017 and the net proceeds from the transaction were $16.7 million, after $1.8 million of transaction expenses.
The Company determined that the preferred stock is more akin to an equity security than debt primarily because the preferred stock is contingently redeemable upon the occurrence of an event that is outside of the Company’s control. Therefore, the preferred stock has been presented as mezzanine, or temporary equity, rather than being included in either liabilities or permanent stockholders’ equity.  The proceeds have been allocated between the three features of the private placement: the warrants, the embedded beneficial conversion feature in the preferred stock, and the preferred stock itself.  The fair values of the warrants and the embedded beneficial conversion feature were recorded as a discount against the stated value of the preferred stock on the date of issuance of $3.1 million and $3.1 million, respectively. The fair value of the warrants was estimated using a Black-Scholes option pricing model which is a Level 2 estimate of fair value.  This discount is amortized, using the interest method, and treated as a deemed dividend over the term of the redemption period (15-months), which will result in the accretion of the preferred stock to its full redemption value.  The unamortized discount as of April 4, 2017 was $7.0 million. The amortized discount which has been treated in the same manner as dividends was $1.0 million for the first quarter of 2017.
The conversion of the preferred stock and issuance of 4,252,873 shares of the Company’s Class A Common Stock occurred on April 12, 2017 which will occur during the second quarter of 2017 (see Note 12, Subsequent Event).
Securities Purchase Agreement with Mill Road Capital
On March 13, 2017, the Company entered into a securities purchase agreement with Mill Road Capital II, L.P. (“Mill Road”), pursuant to which the Company agreed, in return for aggregate gross proceeds of $31.5 million, to issue to Mill Road an aggregate of 8,873,240 shares of its Class A common stock, par value $0.01 per share, at a price per share of $3.55, which is equal to the closing sale price for the Company’s Class A common stock on March 10, 2017. On April 3, 2017, the Shares were issued and the funding of the private placement occurred. The net proceeds from the transaction were $31.3 million during the first quarter of 2017, after $0.2 million of transaction expenses paid. The Company has accrued for an additional $2.1 million of transaction expenses, which will further reduce the net proceeds from the transaction when paid in the second quarter of 2017.

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the first quarter ended April 4, 2017 and March 29, 2016 (in thousands):

	April 4, 2017	March 29, 2016
Interest paid (net of amounts capitalized)	$1,431	$592
Income taxes refunded	(68)	(55)
Changes in purchases of property and equipment accrued in accounts payable, net	(1,034)	(2,308)

11. Commitments and Contingencies
Data Security Incident
Overview
On June 28, 2016, the Company announced that a data security incident compromised the security of the payment information of some customers who used debit or credit cards at certain Noodles & Company locations between January 31, 2016 and June 2, 2016. The malware involved in the incident has been removed, and the Company believes that it no longer poses a risk to credit or debit cards currently being used at affected locations. The Company continues to implement additional security procedures to further secure customers’ debit and credit card information.
Card Company Assessments
In the fourth quarter of 2016, the Company recorded a charge of $10.6 million for estimated losses, at the low end of an estimated range, associated with claims and anticipated claims by payment card companies for non-ordinary course operating expenses, card issuer losses and card replacement costs for which it expects to be liable (the “Data Breach Liabilities”). However, the Company may ultimately be subject to Data Breach Liabilities that are up to $5.5 million greater than that amount. The Company has used and intends to use a portion of the net proceeds of the private placement transactions entered into with L Catterton and with Mill Road (both discussed in Note 9, Stockholders’ Equity) to fund the Data Breach Liabilities.
Data Security Litigation
In addition to claims by payment card companies with respect to the data security incident, the Company is the defendant in a purported class action lawsuit in the United States District Court for the District of Colorado, Selco Community Credit Union vs. Noodles & Company, alleging that the Company negligently failed to provide adequate security to protect the payment card information of customers of the plaintiffs and those of other similarly situated credit unions, banks and other financial institutions alleged to be part of the putative class, causing those institutions to suffer financial losses (the “Selco Litigation”). The complaint in the Selco Litigation also claims the Company was negligent per se based on alleged violations of Section 5 of the Federal Trade Commission Act, and it seeks monetary damages, injunctive relief and attorneys’ fees. The Company intends to continue to vigorously defend the Selco Litigation. The Company cannot reasonably estimate the range of potential losses that will be associated with the Selco Litigation because it is at an early stage. The Company also cannot provide assurance that it will not become subject to other inquiries or claims, such as claims brought by customers, relating to the data security incident in the future. Although the Company maintains data security liability insurance, and certain fees and costs associated with this data security incident and the Selco Litigation to date have been paid or reimbursed by its data security liability insurer, the Company currently believes that it is possible that the ultimate amount paid by the Company with respect to the Selco Litigation, should the Company not succeed in defending the litigation, will be in excess of the limits of its data security liability insurance coverage applicable to claims of this nature.

Fees and Costs
The Company has incurred fees and costs associated with this data security incident, including legal fees, investigative fees, other professional fees and costs of communications with customers, all of which to date have been paid or reimbursed by its data security liability insurer. The Company expects to continue to incur significant fees and costs associated with the data security incident in future periods. Fees and costs related to the data security incident may also include other liabilities to payment card networks, liabilities from future litigation, governmental investigations and enforcement proceedings and capital investments for remediation activities, among others. The aggregate amount of such fees and costs cannot be reasonably estimated by the Company at present, but these fees and costs may be more than the limit that the data security liability insurer will pay or reimburse, in which case the Company will bear these fees and costs.
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
General
It is possible that losses associated with the data security incident, including losses associated with the Selco Litigation, could have a material adverse effect on the Company’s results of operations in future periods. The Company will continue to evaluate information as it becomes known and will record an estimate for additional losses at the time or times when it is probable that an additional loss, if any, will be incurred and the amount of any such loss is reasonably estimable.
Delaware Gift Card Litigation
As previously disclosed in prior reports filed with the SEC, the Company is named as a defendant in an action filed in the Superior Court of Delaware in New Castle County (the “Court”), entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleges that a number of large retailers and restaurant companies, including the Company, knowingly refused to fulfill obligations under Delaware’s Abandoned Property Law by failing to report and deliver “unclaimed gift card funds” to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an order that the Company cease and desist from violating the Delaware Abandoned Property Law, monetary damages (including treble damages under the False Claims and Reporting Act), penalties, and attorneys’ fees and costs. On November 23, 2015, the Court ruled on a motion to dismiss the complaint that the defendants-including the Company-had filed. While the Court granted the motion to dismiss with respect to a claim alleging that the defendants intended to defraud the government or willfully concealed property owed to the government and for which a certificate or receipt was provided, it did not dismiss the other claims alleging that the defendants knowingly made false statements to avoid transmitting money to the government. The trial date with respect to this matter is set for January 8, 2018. In 2015 the Company recorded a loss contingency accrual based on a reasonable estimate of the probable losses that might arise from this matter; this loss contingency accrual did not have a material effect on our results of operations. However, the Company may ultimately be subject to greater losses resulting from the litigation. The Company intends to continue to vigorously defend this action.
Other Matters
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of April 4, 2017. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

12. Subsequent Event
On April 5, 2017, the Company delivered a notice to L Catterton of its election to exercise the conversion option with respect to the Series A Convertible Preferred Stock. The terms of the preferred stock provide that the Company may, at its option upon the satisfaction of certain conditions, cause all outstanding shares of preferred stock to be automatically converted into the Company’s Class A common stock. The conversion of the preferred stock and issuance of 4,252,873 shares of the Company’s Class A Common Stock occurred on April 12, 2017. At the conversion date, during the second quarter of 2017, all unamortized discounts will be recognized immediately as a deemed dividend and deducted from income available to common stockholders. The $7.0 million of unamortized discount at April 4, 2017 will be accreted to the preferred stock’s redemption value as of the conversion date. After the conversion, no shares of preferred stock will be outstanding.

NOODLES & COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as “we,” “us,” “our” and the “Company” in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended January 3, 2017. We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2017 contains 52 weeks and fiscal year 2016 contained 53 weeks.
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding estimated costs associated with our closure of underperforming restaurants, the implementation and results of strategic initiatives and our future financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, our ability to execute our strategy to refranchise restaurants in certain of our markets; our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including new restaurant initiatives and operational strategies to improve the performance of our restaurant portfolio; costs associated with our data security incident, including legal fees, investigative fees, other professional fees and the cost of communications with customers, as well as potential losses associated with settling payment card networks’ expected claims and litigation associated with the data security breach; the success of our marketing efforts; our ability to open new restaurants on schedule; current economic conditions; price and availability of commodities; our ability to adequately staff our restaurants; changes in labor costs; consumer confidence and spending patterns; consumer reaction to industry related public health issues and perceptions of food safety; seasonal factors; weather; and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended January 3, 2017.
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
Since opening new company-owned and franchise restaurants is a part of our growth strategy and we anticipate new restaurants will be a component of our revenue growth (albeit to a lesser extent in future periods, as discussed below), comparable restaurant sales are only one measure of how we evaluate our performance.
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
Recent Trends, Risks and Uncertainties
Restaurant Development. In 2016 we significantly reduced our rate of company-owned restaurant unit growth, which we anticipate will result in our revenue growing at a slower rate than would be expected if our unit growth rate continued at the historical rate. In 2017, we plan to open between 12 and 15 company-owned restaurants; eight openings occurred in the first quarter of 2017. We do not intend to open restaurants in new markets in 2017, and most of our openings will be in well-established markets where we maintain strong brand awareness and restaurant-level financial performance that exceeds company averages. We believe this more moderate growth strategy will enhance our ability to focus on improving restaurant operations and profitability. We will continue to evaluate our company-owned restaurant growth rate based on our operational and financial performance, capital resources and real estate opportunities. Furthermore, we anticipate pre-opening costs to decrease as a result of the more moderate anticipated growth rate.
Certain Restaurant Underperformance. We closed 55 restaurants in the first quarter of 2017. These restaurants significantly underperformed our restaurant averages, as measured by AUVs, restaurant contribution margin and cash flow. Many of these restaurants were opened in the last two to three years in newer markets where brand awareness of our restaurants is not as strong and where it has been more difficult to adequately staff our restaurants. We believe closing these restaurants will increase our future restaurant contribution, restaurant contribution margin, adjusted EBITDA, adjusted EBITDA margin and net income.
Comparable Restaurant Sales and Restaurant Contribution Margin. In the first quarter of 2017, comparable restaurant sales decreased 2.0% system-wide, decreased 2.5% for company-owned restaurants, and increased 1.1% for franchise restaurants. Comparable restaurant sales represent year-over-year sales comparisons for restaurants open for at least 18 full periods. Our comparable restaurant sales decreased primarily as a result of underperformance at company-owned restaurants, partially offset by stronger performance at franchised locations.
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
Results of Operations
The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended
	April 4, 2017	March 29, 2016
	(in thousands, unaudited)
Net loss	$(26,845)	$(2,373)
Depreciation and amortization	6,267	6,906
Interest expense, net	1,008	628
Provision (benefit) for income taxes	191	(1,094)
EBITDA	$(19,379)	$4,067
Restaurant impairments, closure costs and asset disposals (1)	22,054	1,016
Fees and costs related to the registration statement and related transactions (2)	639	—
Severance costs (3)	203	—
Stock-based compensation expense	298	349
Adjusted EBITDA	$3,815	$5,432
_____________________

(1)
The first quarter of 2017 includes the closure costs related to the 55 restaurants closed in the first quarter of 2017 and the impairment of four restaurants. The first quarter of 2016 includes the impairment of one restaurant. Both quarters include the ongoing closure costs of restaurants closed in the fourth quarter of 2015. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

(2)	The first quarter of 2017 includes expenses related to the registration statement the Company filed in the first quarter of 2017, which registration statement was later withdrawn.

(3)	The first quarter of 2017 included severance costs from department structural changes.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended
	April 4, 2017	March 29, 2016
Company-Owned Restaurant Activity
Beginning of period	457	422
Openings	7	14
Closures	(55)	—
Restaurants at end of period	409	436
Franchise Restaurant Activity
Beginning of period	75	70
Openings	1	1
Closures	(3)	—
Restaurants at end of period	73	71
Total restaurants	482	507

The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended
	April 4, 2017	March 29, 2016
Revenue:
Restaurant revenue	99.0%	99.0%
Franchising royalties and fees	1.0%	1.0%
Total revenue	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below): (1)
Cost of sales	27.8%	26.7%
Labor	34.3%	33.2%
Occupancy	12.1%	11.8%
Other restaurant operating costs	14.8%	15.0%
General and administrative	9.1%	8.8%
Depreciation and amortization	5.4%	6.1%
Pre-opening	0.5%	0.9%
Restaurant impairments, closure costs and asset disposals	18.9%	0.9%
Total costs and expenses	122.0%	102.5%
Loss from operations	(22.0)%	(2.5)%
Interest expense, net	0.9%	0.5%
Loss before income taxes	(22.8)%	(3.0)%
Provision (benefit) for income taxes	0.2%	(1.0)%
Net loss	(23.0)%	(2.0)%
______________________________

(1)	As a percentage of restaurant revenue.

First Quarter Ended April 4, 2017 Compared to First Quarter Ended March 29, 2016
The table below presents our unaudited operating results for the first quarters of 2017 and 2016, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	April 4, 2017	March 29, 2016	$	%

	(in thousands)
Revenue:
Restaurant revenue	$115,527	$112,865	$2,662	2.4%
Franchising royalties and fees	1,188	1,121	67	6.0%
Total revenue	116,715	113,986	2,729	2.4%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	32,087	30,189	1,898	6.3%
Labor	39,594	37,434	2,160	5.8%
Occupancy	14,001	13,314	687	5.2%
Other restaurant operating costs	17,147	16,892	255	1.5%
General and administrative	10,666	10,037	629	6.3%
Depreciation and amortization	6,267	6,906	(639)	(9.3)%
Pre-opening	545	1,037	(492)	(47.4)%
Restaurant impairments, asset disposals and closure costs	22,054	1,016	21,038	*
Total costs and expenses	142,361	116,825	25,536	21.9%
Loss from operations	(25,646)	(2,839)	(22,807)	*
Interest expense, net	1,008	628	380	60.5%
Loss before income taxes	(26,654)	(3,467)	(23,187)	*
Provision (benefit) for income taxes	191	(1,094)	1,285	*
Net loss	$(26,845)	$(2,373)	$(24,472)	*
Company-owned:
Average unit volumes	$1,067	$1,101	$(34)	(3.1)%
Comparable restaurant sales	(2.5)%	0.0%
__________________

*	Not meaningful.
Revenue
Total revenue increased $2.7 million in the first quarter of 2017, or 2.4%, to $116.7 million, compared to $114.0 million in the first quarter of 2016. This increase was the result of new restaurants opened system-wide since the beginning of the first quarter of 2016, partially offset by the closure of 39 company-owned restaurants that occurred on February 28, 2017. Additionally, AUVs decreased $34,000 compared to the prior year. AUV’s for the trailing twelve months were $1,067,000. Excluding restaurants that were closed during the first quarter, AUV’s were $1,116,000.
Comparable restaurant sales decreased by 2.5% at company-owned restaurants, increased by 1.1% at franchise-owned restaurants and decreased by 2.0% system-wide in the first quarter of 2017.

Cost of Sales
Cost of sales increased by $1.9 million, or 6.3%, in the first quarter of 2017 compared to the same period of 2016, due primarily to the increase in restaurant revenue in the first quarter of 2017. As a percentage of restaurant revenue, cost of sales increased to 27.8% in the first quarter of 2017 from 26.7% in first quarter of 2016. The increase as a percentage of restaurant revenue was primarily due to modest commodity inflation and increased waste as a result of the elimination of certain menu items and introduction of new items.
Labor Costs
Labor costs increased by $2.2 million, or 5.8%, in the first quarter of 2017 compared to the same period of 2016, due primarily to the increase in restaurant revenue in the first quarter of 2017. As a percentage of restaurant revenue, labor costs increased to 34.3% in the first quarter of 2017 from 33.2% in the first quarter of 2016. The increase as a percentage of restaurant revenue was due to increases in wage rates and deleverage on lower AUVs.
Occupancy Costs
Occupancy costs increased by $0.7 million, or 5.2%, in the first quarter of 2017 compared to the first quarter of 2016. As a percentage of revenue, occupancy costs increased to 12.1% in the first quarter of 2017, compared to 11.8% in the first quarter of 2016. The increase was due primarily to deleverage on lower AUVs, partially offset by the closure of restaurants during the latter part of the first quarter of 2017.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $0.3 million, or 1.5%, in the first quarter of 2017 compared to the first quarter of 2016, due primarily to increased restaurant revenue in the first quarter of 2017. As a percentage of restaurant revenue, other restaurant operating costs decreased to 14.8% in the first quarter of 2017 from 15.0% in the first quarter of 2016.
General and Administrative Expense
General and administrative expense increased by $0.6 million, or 6.3%, in the first quarter of 2017 compared to the first quarter of 2016, primarily attributable to professional fees related to the registration statement we filed in the first quarter of 2017, which registration statement was later withdrawn, and severance expenses. As a percentage of revenue, general and administrative expense increased to 9.1% in the first quarter of 2017 from 8.8% in the first quarter of 2016.
Depreciation and Amortization
Depreciation and amortization decreased by $0.6 million, or 9.3%, in the first quarter of 2017 compared to the first quarter of 2016. As a percentage of revenue, depreciation and amortization decreased to 5.4% in the first quarter of 2017 from 6.1% in the first quarter of 2016, due primarily to restaurants impaired or closed in prior quarters.
Pre-Opening Costs
Pre-opening costs decreased by $0.5 million, or 47.4%, in the first quarter of 2017 compared to the first quarter of 2016. As a percentage of revenue, pre-opening costs decreased to 0.5% in the first quarter of 2017 from 0.9% in the first quarter of 2016. The decrease in pre-opening costs was due to fewer restaurants under construction compared to the comparable period in the prior year.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals increased by $21.0 million in the first quarter of 2017 compared to the first quarter of 2016, due primarily to the closures of 55 restaurants and the impairment of four restaurants during the first quarter of 2017.
Each quarter we evaluate possible impairment of fixed assets at the restaurant level and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. There can be no assurance that such evaluations will not result in additional impairment costs in future periods.
Interest Expense
Interest expense increased by $0.4 million, or 60.5%, in the first quarter of 2017 compared to the first quarter of 2016. The increase was the result of higher average borrowings, as most payments on long-term debt in the first quarter of 2017 occurred at the end of the quarter, and an increase in the average interest rate on our credit facility in the first quarter of 2017 compared to the first quarter of 2016.

Provision (Benefit) for Income Taxes
In the first quarter of 2017, we had a provision for income taxes of $0.2 million compared to a benefit from income taxes of $1.1 million in the first quarter of 2016. During the first quarter of 2016, the Company recorded a valuation allowance against Canadian deferred tax assets. During the second quarter of 2016, the Company determined that it was appropriate to record a valuation allowance against U.S. deferred tax assets. As a result, the effective tax rate for the first quarter of 2017 reflects the impact of a valuation allowance against U.S. and Canadian deferred tax assets. The benefit for income tax in the first quarter of 2016 was primarily based on the annual tax rate adjusted for non-deductible expenses and discrete items. As of April 4, 2017, we continued to maintain a full valuation allowance on our U.S. and Canadian deferred tax assets due to uncertainty regarding the realizability of future tax benefits. As a result, the effective tax rate decreased to (0.7)% for the first quarter of 2017 compared to 31.6% for the first quarter of 2016. For the remainder of fiscal 2017 we do not anticipate material income tax expense or benefit because of the valuation allowance recorded.

Liquidity and Capital Resources
Summary of Cash Flows
Historically, our primary sources of liquidity and cash flows were operating cash flows and borrowings on our revolving line of credit. In the first quarter of 2017, in order to pursue our operational strategies and fund obligations such as the liabilities to landlords from the termination of our leases for the restaurants closed in the first quarter of 2017, fees to be paid to our real estate advisor and brokers related to such terminations and other costs of closing restaurants, such as severance for terminated employees (“Restaurant Closing Liabilities”) and the Data Breach Liabilities, we determined that we needed additional sources of liquidity. We executed the following transactions to provide us with additional liquidity: (i) we completed two private placement transactions for aggregate gross proceeds to us of $50.0 million, and (ii) we also amended our credit agreement to increase our flexibility under the credit facility.
We have historically used cash to fund capital expenditures for new restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital; however, due to our anticipated modest unit growth, cash required for new restaurant openings has been correspondingly reduced. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have at least 30 days to pay our vendors. We believe that expected cash flow from operations, the proceeds received from the private placement transactions and existing borrowing capacity under our credit facility are adequate to fund debt service requirements, operating lease obligations, capital expenditures, the Restaurant Closing Liabilities, the Data Breach Liabilities and working capital obligations for the remainder of fiscal year 2017.
Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Fiscal Quarter Ended
	April 4, 2017	March 29, 2016
Net cash (used in) provided by operating activities	$(8,076)	$5,679
Net cash used in investing activities	(6,601)	(12,319)
Net cash provided by financing activities	16,088	6,528
Effect of exchange rate changes on cash	—	105
Net increase (decrease) in cash and cash equivalents	$1,411	$(7)
Operating Activities
Net cash used in operating activities was $8.1 million for the first quarter of 2017, as compared to net cash provided by operating activities of $5.7 million for the first quarter of 2016. The decrease resulted primarily from the higher net loss during the first quarter of 2017 as compared to the first quarter of 2016, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, closure costs and asset disposals and stock-based compensation expense, as well as payments to landlords for lease terminations of $2.3 million, a litigation settlement payment of $1.1 million and a payment for the data breach liabilities of $4.0 million in the first quarter of 2017.
Investing Activities
Net cash flows used in investing activities decreased to $6.6 million for the first quarter of 2017 from $12.3 million for the first quarter of 2016, primarily due to the reduction in new restaurant development during 2017.

Financing Activities
Net cash provided by financing activities was $16.1 million and $6.5 million for the first quarters of 2017 and 2016, respectively. The increase in net cash provided by financing activities is primarily due to the net proceeds received from the private placement transactions that occurred during the first quarter of 2017, net of repayments on long-term debt.
Capital Resources
Future Capital Expenditure Requirements. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurants opened. We anticipate our real estate development growth to be reduced in upcoming quarters, compared to our historical rates. Our real estate development program is dependent upon many factors, including economic conditions, real estate markets, site locations and the nature of lease agreements. Our capital expenditure outlays are also dependent on costs for maintenance and remodeling our existing restaurants as well as information technology expenses and other general corporate capital expenditures.
We estimate capital expenditures for the remainder of 2017 to be in the range of approximately $17.0 million to $21.0 million for a total of $21.0 million to $25.0 million for the fiscal year, of which $8.0 million to $11.0 million relates to our construction of new restaurants before any reductions for landlord reimbursements, and the remainder relates primarily to reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by a combination of cash from operations, funding received from the two private placements that occurred during the first quarter of 2017, and borrowings under our revolving credit facility.
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
Liquidity. We believe that our current cash and cash equivalents, the expected cash flows from Company-owned restaurant operations, the expected franchise fees and royalties and borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for the next twelve months. Additionally, we expect a significant use of cash in 2017 to be the funding of the Restaurant Closing Liabilities, which we anticipate will total $24.0 million to $29.0 million, including (i) $23.0 million to $28.0 million relating to the termination of leases, including related fees and expenses, to be paid out over the next 12 to 18 months.
Credit Facility
We maintain a $100.0 million revolving line of credit under our credit facility. The revolving line of credit includes a swing line loan of $10.0 million used to fund working capital requirements. The credit facility matures in June 2020.
On February 8, 2017, we entered into an amendment to our credit facility, which amendment, giving effect to the equity issuances completed during the first quarter of 2017, (i) increased the interest rate margin applicable at total lease adjusted leverage levels at and above 4.25:1.00 and from the period of the date of the Amendment to the delivery of the first following quarterly compliance certificate, (ii) increased capital expenditure amounts related to restaurant growth, and (iii) made certain other changes. The Consolidated EBITDA definition, as revised, permits certain costs to be added back into the Consolidated EBITDA calculation, including the costs associated with the Restaurant Closing Liabilities and the Data Breach Liabilities. The amendment also revised certain financial covenant levels.
As of April 4, 2017, we had $54.1 million of indebtedness and $2.7 million of letters of credit outstanding under our revolving line of credit. Borrowings under our most recent amended and restated credit facility bear interest, at our option, at either (i) LIBOR plus 2.00% to 3.25%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus zero to 1.00%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. The credit facility includes a commitment fee of 0.30% to 0.50%, based on the lease-adjusted leverage ratio, per year on any unused portion of the facility. We also maintain outstanding letters of credit to secure obligations under our workers’ compensation program and certain lease obligations.
Availability of borrowings under the revolving line of credit is conditioned on our compliance with specified covenants, including a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. We are subject to a number of other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments. As of April 4, 2017, we were in compliance with all of our debt covenants.
We expect that we will meet all applicable financial covenants in our credit facility, including the maximum lease-adjusted leverage ratio, throughout the fiscal year ending January 2, 2018. However, there can be no assurance we will meet such financial covenants.

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
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of April 4, 2017.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended January 3, 2017. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended January 3, 2017.
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
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of April 4, 2017, we had $54.1 million of indebtedness under our revolving line of credit. An increase or decrease of 1.0% in the effective interest rate applied on this loan would have resulted in a pre-tax interest expense fluctuation of approximately $0.5 million on an annualized basis.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that have affected our results from 2015 through the first quarter of 2017. We expect wage inflation to continue to affect our results in the near future.

Item 4. Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our interim chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 4, 2017, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

PART II

Item 1. Legal Proceedings
Data Security Litigation
On June 28, 2016, we announced that a data security incident compromised the security of the payment information of some customers who used debit or credit cards at certain Noodles & Company locations between January 31, 2016 and June 2, 2016. In addition to claims by payment card companies with respect to the data security incident, we are the defendant in a purported class action lawsuit in the United States District Court for the District of Colorado, Selco Community Credit Union vs. Noodles & Company, alleging that we negligently failed to provide adequate security to protect the payment card information of customers of the plaintiffs and those of other similarly situated credit unions, banks and other financial institutions alleged to be part of the putative class, causing those institutions to suffer financial losses (the “Selco Litigation”). The complaint in the Selco Litigation also claims we were negligent per se based on alleged violations of Section 5 of the Federal Trade Commission Act, and it seeks monetary damages, injunctive relief and attorneys’ fees. We intend to continue to vigorously defend the Selco Litigation. We cannot reasonably estimate the range of potential losses that will be associated with the Selco Litigation because it is at an early stage. We also cannot assure you that we will not become subject to other inquiries or claims, such as claims brought by customers, relating to the data security incident in the future. Although we maintain data security liability insurance, and certain fees and costs associated with this data security incident and the Selco Litigation to date have been paid or reimbursed by our data security liability insurer, we currently believe that it is possible that the ultimate amount paid by us, if we are unsuccessful in defending this litigation, with respect to the Selco Litigation will be in excess of the limits of our data security liability insurance coverage applicable to claims of this nature.
Delaware Gift Card Litigation
As previously disclosed in prior reports filed with the SEC, the Company is named as a defendant in an action filed in the Superior Court of Delaware in New Castle County (the “Court”), entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleges that a number of large retailers and restaurant companies, including the Company, knowingly refused to fulfill obligations under Delaware’s Abandoned Property Law by failing to report and deliver “unclaimed gift card funds” to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an order that we cease and desist from violating the Delaware Abandoned Property Law, monetary damages (including treble damages under the False Claims and Reporting Act), penalties, and attorneys’ fees and costs. On November 23, 2015, the Court ruled on a motion to dismiss the complaint that the defendants—including the Company—had filed. While the Court granted the motion to dismiss with respect to a claim alleging that the defendants intended to defraud the government or willfully concealed property owed to the government and for which a certificate or receipt was provided, it did not dismiss the other claims alleging that the defendants knowingly made false statements to avoid transmitting money to the government. The trial date with respect to this matter is set for January 8, 2018. In 2015 we recorded a loss contingency accrual based on a reasonable estimate of the probable losses that might arise from this matter; this loss contingency accrual did not have a material effect on our results of operations. However, we may ultimately be subject to greater losses resulting from the litigation. We intend to continue to vigorously defend this action.
Other Matters
In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of April 4, 2017. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended January 3, 2017.  There have been no material changes to our Risk Factors as previously reported.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
No transactions that have not been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
4.1	Certificate of Designations (incorporated herein by reference from Exhibit 4.1 of the Form 8-K filed with the SEC on February 9, 2017)
4.2	Form of Warrant to Purchase Class A Common Stock (incorporated herein by reference from Exhibit 4.2 of the Form 8-K filed with the SEC on February 9, 2017)
10.1
Securities Purchase Agreement, dated as of February 8, 2017, by and between Noodles & Company and Catterton-Noodles, LLC (incorporated herein by reference from Exhibit 10.1 of the Form 8-K filed with the SEC on February 9, 2017)

10.2
Amendment No. 5 to the Amended and Restated Credit Agreement, dated as of February 8, 2017, by and among Noodles & Company, each of the Guarantors signatory thereto, Bank of America, N.A., as administrative agent and the lenders signatory thereto (incorporated herein by reference from Exhibit 10.2 of the Form 8-K filed with the SEC on February 9, 2017)

10.3
Letter Agreement, dated as of February 8, 2017, by and between Noodles & Company and Argentia Private Investments Inc. (incorporated herein by reference from Exhibit 10.3 of the Form 8-K filed with the SEC on February 9, 2017)

10.4
Letter Agreement, dated as of February 15, 2017, by and between Noodles & Company and Mill Road Capital II, L.P. (incorporated herein by reference from Exhibit 10.2 of the Form 8-K filed with the SEC on March 14, 2017)

10.5
Securities Purchase Agreement, dated as of March 13, 2017, by and between Noodles & Company and Mill Road Capital II, L.P. (incorporated herein by reference from Exhibit 10.1 of the Form 8-K filed with the SEC on March 14, 2017)

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

NOODLES & COMPANY
By:	/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen Interim Chief Executive Officer and Chief Financial Officer
Date	May 10, 2017