Form 10-Q
period 2017-07-04
NOODLES & Co
filed 2017-08-11
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2017
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2017
Class A Common Stock, $0.01 par value per share	39,588,210 shares
Class B Common Stock, $0.01 par value per share	1,522,098 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	July 4, 2017	January 3, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,158	$1,837
Accounts receivable	2,946	5,438
Inventories	10,075	11,285
Prepaid expenses and other assets	6,882	6,972
Income tax receivable	196	256
Total current assets	23,257	25,788
Property and equipment, net	164,112	173,533
Goodwill	6,400	6,400
Intangibles, net	1,603	1,715
Other assets, net	2,070	2,025
Total long-term assets	174,185	183,673
Total assets	$197,442	$209,461
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,350	$10,601
Accrued payroll and benefits	10,643	10,723
Accrued expenses and other current liabilities	22,506	27,709
Total current liabilities	42,499	49,033
Long-term debt, net	60,888	84,676
Deferred rent	38,754	44,929
Deferred tax liabilities, net	706	435
Other long-term liabilities	10,663	4,570
Total liabilities	153,510	183,643

Convertible Series A preferred stock—$0.01 par value, 50,000 shares authorized and designated as of July 4, 2017; zero shares issued and outstanding as of July 4, 2017 and zero shares designated, issued or outstanding as of January 3, 2017	—	—

Stockholders’ equity:
Preferred stock—$0.01 par value, 950,000 shares authorized and undesignated as of July 4, 2017 and 1,000,000 shares authorized and undesignated as of January 3, 2017; zero shares issued and outstanding as of July 4, 2017 and January 3, 2017	—	—
Common stock—$0.01 par value, authorized 180,000,000 shares as of July 4, 2017 and January 3, 2017; 43,522,430 issued and 41,098,559 outstanding as of July 4, 2017 and 30,300,925 issued and 27,877,054 outstanding as of January 3, 2017	435	303
Treasury stock, at cost, 2,423,871 shares as of July 4, 2017 and January 3, 2017	(35,000)	(35,000)
Additional paid-in capital	170,923	124,272
Accumulated other comprehensive loss	(60)	(51)
Accumulated deficit	(92,366)	(63,706)
Total stockholders’ equity	43,932	25,818
Total liabilities and stockholders’ equity	$197,442	$209,461
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2017	June 28, 2016	July 4, 2017	June 28, 2016
Revenue:
Restaurant revenue	$111,628	$120,204	$227,155	$233,069
Franchising royalties and fees	1,164	1,203	2,352	2,324
Total revenue	112,792	121,407	229,507	235,393
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	29,598	32,164	61,685	62,353
Labor	36,430	39,316	76,024	76,750
Occupancy	12,630	13,688	26,631	27,002
Other restaurant operating costs	16,194	18,596	33,341	35,488
General and administrative	9,393	9,840	20,059	19,877
Depreciation and amortization	6,279	7,071	12,546	13,977
Pre-opening	246	796	791	1,833
Restaurant impairments, closure costs and asset disposals	2,830	11,248	24,884	12,264
Total costs and expenses	113,600	132,719	255,961	249,544
Loss from operations	(808)	(11,312)	(26,454)	(14,151)
Interest expense, net	927	598	1,935	1,226
Loss before income taxes	(1,735)	(11,910)	(28,389)	(15,377)
Provision for income taxes	80	2,177	271	1,083
Net loss	(1,815)	(14,087)	(28,660)	(16,460)
Accretion of preferred stock to redemption value	(7,001)	—	(7,967)	—
Net loss attributable to common stockholders	$(8,816)	$(14,087)	$(36,627)	$(16,460)
Loss per share of Class A and Class B common stock, combined:
Basic	$(0.22)	$(0.51)	$(1.06)	$(0.59)
Diluted	$(0.22)	$(0.51)	$(1.06)	$(0.59)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	40,779,277	27,776,094	34,404,222	27,754,615
Diluted	40,779,277	27,776,094	34,404,222	27,754,615

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2017	June 28, 2016	July 4, 2017	June 28, 2016
Net loss	$(1,815)	$(14,087)	$(28,660)	$(16,460)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(9)	22	(9)	127
Other comprehensive (loss) income	(9)	22	(9)	127
Comprehensive loss	$(1,824)	$(14,065)	$(28,669)	$(16,333)

 See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Two Fiscal Quarters Ended
	July 4, 2017	June 28, 2016
Operating activities
Net loss	$(28,660)	$(16,460)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,546	13,977
Deferred income taxes	271	1,083
Restaurant impairments, closure costs and asset disposals	19,441	11,889
Amortization of debt issuance costs	185	58
Stock-based compensation	945	849
Non-cash gain on litigation settlement	(421)	—
Changes in operating assets and liabilities:
Accounts receivable	2,465	(383)
Inventories	(468)	(301)
Prepaid expenses and other assets	46	4,171
Accounts payable	17	(4,802)
Deferred rent	1,479	2,835
Income taxes	60	42
Accrued expenses and other liabilities	(16,137)	(677)
Net cash (used in) provided by operating activities	(8,231)	12,281
Investing activities
Purchases of property and equipment	(12,213)	(24,016)
Net cash used in investing activities	(12,213)	(24,016)
Financing activities
Net borrowings from swing line loan	6,947	215
Proceeds from issuance of long-term debt	6,757	11,500
Payments on long-term debt	(37,015)	(1,000)
Issuance of preferred stock and common stock warrants, net of transaction expenses (see Note 9)	16,589	—
Issuance of common stock, net of transaction expenses (see Note 9)	29,110	—
Proceeds from exercise of stock options and employee stock purchase plan	37	876
Debt issuance costs	(662)	(2)
Net cash provided by financing activities	21,763	11,589
Effect of exchange rate changes on cash	2	127
Net increase (decrease) in cash and cash equivalents	1,321	(19)
Cash and cash equivalents
Beginning of period	1,837	1,912
End of period	$3,158	$1,893

See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation
Business
Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of July 4, 2017, the Company had 413 company-owned restaurants and 73 franchise restaurants in 31 states and the District of Columbia. The Company operates its business as one operating and reportable segment.
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
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2017, which ends on January 2, 2018, contains 52 weeks, and fiscal year 2016, which ended on January 3, 2017, contained 53 weeks. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. The Company’s fiscal quarter that ended July 4, 2017 is referred to as the second quarter of 2017, and the fiscal quarter ended June 28, 2016 is referred to as the second quarter of 2016.
Reclassification
As of January 3, 2017, the Company changed its presentation on the Condensed Consolidated Statements of Cash Flows of borrowings and repayments from its swing line loan to a net basis. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation, which had no impact on the net change in cash and cash equivalents or the amount of net cash provided by financing activities for the applicable prior period presented. This reclassification had no effect on reported net loss.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The pronouncement amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet and making targeted changes to lessor accounting. This pronouncement will be effective for interim and annual periods beginning after December 15, 2018 (the Company’s first quarter of fiscal 2019), with early adoption permitted. The new lease standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company believes the adoption of ASU No. 2016-02 will have a significant impact on its consolidated balance sheets by significantly increasing its non-current assets and non-current liabilities in order to record the right of use assets and related lease liabilities for its existing operating leases. The Company is currently evaluating the impact the adoption of this accounting standard will have on its results of operations and cash flows and related disclosures.
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

2. Supplemental Financial Information
Property and equipment, net, consists of the following (in thousands):

	July 4, 2017	January 3, 2017
Leasehold improvements	$208,139	$205,687
Furniture, fixtures and equipment	120,910	120,248
Construction in progress	2,060	8,044
	331,109	333,979
Accumulated depreciation and amortization	(166,997)	(160,446)
	$164,112	$173,533

Accrued expenses and other current liabilities consist of the following (in thousands):

	July 4, 2017	January 3, 2017
Gift card liability	$2,987	$3,857
Occupancy related	5,706	2,069
Utilities	1,662	1,753
Data breach liabilities	7,605	11,622
Legal settlement	—	3,000
Other accrued expenses	4,546	5,408
	$22,506	$27,709

3. Long-Term Debt
The Company has a credit facility consisting of a revolving line of credit of $100.0 million, expiring in June 2020. As of July 4, 2017, the Company had $62.1 million of indebtedness and $3.0 million letters of credit outstanding under the revolving line of credit. The Company’s ability to borrow funds pursuant to the revolving line of credit is further limited by the requirement that it comply with the revolving line of credit’s financial covenants upon the measurement dates specified therein. These financial covenants include a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. The credit agreement also contains other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments.
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
The credit facility bore interest between 3.77% and 6.50% during the two quarters of 2017. The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of July 4, 2017.

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

Adjustments to the fair value of non-financial assets measured at fair value on a non-recurring basis as of July 4, 2017 and June 28, 2016 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes
The following table presents the Company’s provision (benefit) for income taxes (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2017	June 28, 2016	July 4, 2017	June 28, 2016
Provision for income taxes	$80	$2,177	$271	$1,083
Effective tax rate	(4.6)%	(18.3)%	(1.0)%	(7.0)%

During the first quarter of 2016, the Company recorded a valuation allowance against Canadian deferred tax assets. During the second quarter of 2016, the Company determined that it was appropriate to record a valuation allowance against U.S. deferred tax assets. As a result, the effective tax rates for all periods presented reflect the impact of a valuation allowance against U.S. and Canadian deferred tax assets. For the remainder of fiscal 2017, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit to the effective tax rate.

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
The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2017	June 28, 2016	July 4, 2017	June 28, 2016
Stock-based compensation expense	$648	$564	$945	$973
Capitalized stock-based compensation expense	$52	$63	$102	$124

7. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2017	June 28, 2016	July 4, 2017	June 28, 2016
Restaurant impairments (1)	$4,037	$10,346	$5,973	$10,541
Closure costs (1)	(1,471)	538	18,415	1,087
Loss on disposal of assets and other	264	364	496	636
	$2,830	$11,248	$24,884	$12,264

_____________________________

(1)	Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.
During the second quarter of 2017, nine restaurants were identified as impaired compared to 11 during the second quarter of 2016. During the first two quarters of 2017, 13 restaurants were identified as impaired compared to 12 restaurants during the first two quarters of 2016. Impairment is based on management’s current assessment of the expected future cash flows of various restaurants based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and was determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value.
During the second quarter of 2017, a gain of $3.6 million was recognized related to closures primarily due to adjustments to the liabilities to landlords as lease terminations occurred for 21 of the 55 restaurants closed during the first quarter of 2017, partially offset by $2.0 million of costs related to the restaurants closed in the first quarter of 2017. During the first two quarters of 2017, $18.4 million of closure costs were recognized related to the 55 restaurants closed during the first quarter of 2017, as well as ongoing costs of restaurants closed in the fourth quarter of 2015. The closure costs of $0.5 million recognized during the second quarter of 2016 and $1.1 million during the first two quarters of 2016 are related to the ongoing costs of restaurants closed in the fourth quarter of 2015. These expenses are included in the “Restaurant impairments, closure costs and asset disposals” line in the Condensed Consolidated Statements of Operations.

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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2017	June 28, 2016	July 4, 2017	June 28, 2016
Net loss attributable to common stockholders	$(8,816)	$(14,087)	$(36,627)	$(16,460)
Shares:
Basic weighted average shares outstanding	40,779,277	27,776,094	34,404,222	27,754,615
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	40,779,277	27,776,094	34,404,222	27,754,615
Loss per share:
Basic loss per share	$(0.22)	$(0.51)	$(1.06)	$(0.59)
Diluted loss per share	$(0.22)	$(0.51)	$(1.06)	$(0.59)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings (loss) per share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss. The number of shares issuable on the vesting or exercise of share based awards or exercise of outstanding warrants excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 3,393,950 and 1,561,256 for the second quarters of 2017 and 2016, respectively, and totaled 5,631,982 and 1,559,515 for first two quarters of 2017 and 2016, respectively.

9. Stockholders’ Equity
Securities Purchase Agreement with L Catterton
On February 8, 2017, the Company entered into a securities purchase agreement with L Catterton, pursuant to which the Company agreed, in return for aggregate gross proceeds of $18.5 million, to sell to L Catterton an aggregate of 18,500 shares of preferred stock convertible into 4,252,873 shares of the Company’s Class A common stock, par value $0.01 per share, at a price per share of $1,000, plus warrants exercisable for five years beginning six months following their issuance for the purchase of 1,913,793 shares of the Company’s Class A common stock, at a price per share of $4.35 (such transactions, collectively, the “private placement”). The proceeds have been, and will continue to be used, in conjunction with cash flow from the Company’s operations and the proceeds received from the transaction with Mill Road (see below), to satisfy existing and anticipated liabilities and to fund, in part, certain capital expenditures related to business initiatives in its company-owned restaurants. Any remaining proceeds are expected to be used for general corporate purposes. The funding of the private placement occurred on February 9, 2017 and the net proceeds from the transaction were $16.6 million, after $1.9 million of transaction expenses.
The Company determined that the preferred stock was more akin to an equity security than debt primarily because the preferred stock was contingently redeemable upon the occurrence of an event that was outside of the Company’s control. The proceeds were allocated between the three features of the private placement: the warrants, the embedded beneficial conversion feature in the preferred stock, and the preferred stock itself.  The fair values of the warrants of $3.1 million and the embedded beneficial conversion feature of $3.1 million were recorded as a discount against the stated value of the preferred stock on the date of issuance. The fair value of the warrants was estimated using a Black-Scholes option pricing model which is a Level 2 estimate of fair value.  This discount is amortized, using the interest method, and treated as a deemed dividend through the date of conversion, which results in the accretion of the preferred stock to its full redemption value.
On April 5, 2017, the Company delivered a notice to L Catterton of its election to exercise the conversion option with respect to the Series A Convertible Preferred Stock. The terms of the preferred stock provided that the Company could, at its option upon the satisfaction of certain conditions, cause all outstanding shares of preferred stock to be automatically converted into the Company’s Class A common stock. The conversion of the preferred stock into 4,252,873 shares of the Company’s Class A Common Stock occurred on April 12, 2017. After the conversion, no shares of preferred stock are outstanding.
At the conversion date, all unamortized discounts were recognized immediately as a deemed dividend, which increased the net loss attributable to common stockholders. The amortized discount, which has been treated in the same manner as dividends, was $7.0 million for the second quarter of 2017 and $8.0 million for the first two quarters of 2017.

Securities Purchase Agreement with Mill Road Capital
On March 13, 2017, the Company entered into a securities purchase agreement with Mill Road Capital II, L.P. (“Mill Road”), pursuant to which the Company agreed, in return for aggregate gross proceeds of $31.5 million, to issue to Mill Road an aggregate of 8,873,240 shares of its Class A common stock, par value $0.01 per share, at a price per share of $3.55, which was equal to the closing sale price for the Company’s Class A common stock on March 10, 2017. On April 3, 2017, such shares were issued and the funding of the private placement occurred. The net proceeds from the transaction were $29.1 million during the first two quarters of 2017, after $2.4 million of transaction expenses paid.

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the two quarters ended July 4, 2017 and June 28, 2016 (in thousands):

	July 4, 2017	June 28, 2016
Interest paid (net of amounts capitalized)	$2,216	$860
Income taxes refunded	(60)	(42)
Changes in purchases of property and equipment accrued in accounts payable, net	(1,417)	873
Conversion of Series A convertible preferred stock to common stock	18,500	—

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
Card Company Assessments
In the fourth quarter of 2016, the Company recorded a charge of $10.6 million for estimated losses, at the low end of an estimated range, associated with claims and anticipated claims by payment card companies for non-ordinary course operating expenses, card issuer losses and card replacement costs for which it expects to be liable (the “Data Breach Liabilities”). However, the Company may ultimately be subject to Data Breach Liabilities that are up to $5.5 million greater than that amount. The Company has used and intends to use a portion of the net proceeds of the private placement transactions entered into with L Catterton and Mill Road (both discussed in Note 9, Stockholders’ Equity) to fund the Data Breach Liabilities.
Data Security Litigation
In addition to claims by payment card companies with respect to the data security incident, the Company was a defendant in a purported class action lawsuit in the United States District Court for the District of Colorado (the “Court”), Selco Community Credit Union vs. Noodles & Company, alleging that the Company negligently failed to provide adequate security to protect the payment card information of customers of the plaintiffs and those of other similarly situated credit unions, banks and other financial institutions alleged to be part of the putative class, causing those institutions to suffer financial losses (the “Selco Litigation”). The complaint in the Selco Litigation also claimed the Company was negligent per se based on alleged violations of Section 5 of the Federal Trade Commission Act, and sought monetary damages, injunctive relief and attorneys’ fees. On July 21, 2017, the Court granted a Motion to Dismiss in the Selco Litigation in favor of the Company, which is subject to appeal by the plaintiffs. Any appeal must be filed on or before August 21, 2017.

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
General
It is possible that losses associated with the data security incident could have a material adverse effect on the Company’s results of operations in future periods. The Company will continue to evaluate information as it becomes known and will record an estimate for additional losses at the time or times when it is probable that an additional loss, if any, will be incurred and the amount of any such loss is reasonably estimable.
Delaware Gift Card Litigation
As previously disclosed in prior reports filed with the SEC, the Company is named as a defendant in an action filed in the Superior Court of Delaware in New Castle County (the “Court”), entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleges that a number of large retailers and restaurant companies, including the Company, knowingly refused to fulfill obligations under Delaware’s Abandoned Property Law by failing to report and deliver “unclaimed gift card funds” to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an order that the Company cease and desist from violating the Delaware Abandoned Property Law, monetary damages (including treble damages under the False Claims and Reporting Act), penalties, and attorneys’ fees and costs. On November 23, 2015, the Court ruled on a motion to dismiss the complaint. While the Court granted the motion to dismiss with respect to a claim alleging that the defendants intended to defraud the government or willfully concealed property owed to the government and for which a certificate or receipt was provided, it did not dismiss the other claims alleging that the defendants knowingly made false statements to avoid transmitting money to the government. The defendants have filed a motion for summary judgment in the case. The trial date with respect to this matter is set for May 21, 2018. In 2015 the Company recorded a loss contingency accrual based on a reasonable estimate of the probable losses that might arise from this matter; this loss contingency accrual did not have a material effect on our results of operations. However, the Company may ultimately be subject to greater losses resulting from the litigation. The Company intends to continue to vigorously defend this action.
Litigation Regarding Classification of Assistant General Managers

In the third quarter of 2016, the Company recorded a charge of $3.0 million to establish a reserve related to the settlement of a purported collective and class action lawsuit against the Company alleging violations of the Fair Labor Standards Act and certain state laws in connections with the Company’s classification of assistant general managers as exempt employees. In the second quarter of 2017, the Company recorded a gain of $0.4 million related to such settlement because the final amount determined to be owed by the Company under the settlement agreement was $0.4 million less than the amount reserved.
Other Matters
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of July 4, 2017. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

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

Average Unit Volumes (“AUVs”)
AUVs consist of the average annualized sales of all company-owned restaurants for the trailing 12 periods. AUVs are calculated by dividing restaurant revenue by the number of operating days within each time period and multiplying by 361, which is the number of operating days we have in a typical year. This measurement allows management to assess changes in consumer traffic and per-person spending patterns at our restaurants.
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
Measuring our comparable restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	consumer recognition of our brand and our ability to respond to changing consumer preferences;

•	overall economic trends, particularly those related to consumer spending;

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;

•	pricing;

•	the number of restaurant transactions, per-person spend and average check amount;

•	marketing and promotional efforts;

•	weather;

•	food safety and foodborne illness concerns;

•	local competition;

•	trade area dynamics;

•	introduction of new and seasonal menu items and limited time offerings; and

•	opening new restaurants in the vicinity of existing locations.
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
Management believes that EBITDA and adjusted EBITDA provide clear pictures of our operating results by eliminating certain non-cash expenses that may vary widely from period to period and are not reflective of the underlying business performance. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or to be superior to, the financial information prepared and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We use these non-GAAP financial measures for financial and operational decision making and as a means to evaluate period-to-period comparisons. We believe that they provide useful information to management and investors about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making.
Recent Trends, Risks and Uncertainties
Restaurant Development. In 2016, we significantly reduced our rate of company-owned restaurant unit growth, which we anticipate will result in our revenue growing at a slower rate than would be expected if our unit growth rate continued at the historical rate. In 2017, we plan to open 13 company-owned restaurants; 11 openings occurred in the first two quarters of 2017. We do not intend to open restaurants in new markets in 2017, and most of our openings will be in well-established markets where we maintain strong brand awareness and restaurant-level financial performance that exceeds company averages. We believe this more moderate growth strategy will enhance our ability to focus on improving restaurant operations and profitability. We will continue to evaluate our company-owned restaurant growth rate based on our operational and financial performance, capital resources and real estate opportunities. Furthermore, we anticipate pre-opening costs to decrease as a result of the more moderate anticipated growth rate.
Certain Restaurant Closures. We closed 55 restaurants in the first quarter of 2017. These restaurants significantly underperformed our restaurant averages, as measured by AUVs, restaurant contribution margin and cash flow. Many of these restaurants were opened in the last two to three years in newer markets where brand awareness of our restaurants is not as strong and where it has been more difficult to adequately staff our restaurants. We believe closing these restaurants will favorably affect our future restaurant contribution, restaurant contribution margin, adjusted EBITDA, adjusted EBITDA margin and net income.
Comparable Restaurant Sales and Restaurant Contribution Margin. In the second quarter of 2017, comparable restaurant sales decreased 3.4% system-wide, decreased 3.9% for company-owned restaurants, and decreased 0.4% for franchise restaurants. During the first two quarters of 2017, comparable restaurant sales decreased 2.7% system-wide, decreased 3.2% for company-owned restaurants, and increased 0.3% for franchise restaurants. Comparable restaurant sales represent year-over-year sales comparisons for restaurants open for at least 18 full periods. Our comparable restaurant sales decreased primarily as a result of underperformance at company-owned restaurants.
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
Results of Operations
The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2017	June 28, 2016	July 4, 2017	June 28, 2016
	(in thousands, unaudited)
Net loss	$(1,815)	$(14,087)	$(28,660)	$(16,460)
Depreciation and amortization	6,279	7,071	12,546	13,977
Interest expense, net	927	598	1,935	1,226
Provision for income taxes	80	2,177	271	1,083
EBITDA	$5,471	$(4,241)	$(13,908)	$(174)
Restaurant impairments, closure costs and asset disposals (1)	2,830	11,248	24,884	12,264
Litigation settlement (2)	(421)	—	(421)	—
Fees and costs related to the registration statement and related transactions (3)	40	—	679	—
Severance costs (4)	129	—	332	—
Stock-based compensation expense	647	501	945	849
Adjusted EBITDA	$8,696	$7,508	$12,511	$12,939
_____________________

(1)
The first two quarters of 2017 include the closure costs related to the 55 restaurants closed in the first quarter of 2017 and the impairment of 13 restaurants. The first two quarters of 2016 include the impairment of 12 restaurants. All periods include the ongoing closure costs of restaurants closed in the fourth quarter of 2015. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

(2)	The second quarter of 2017 includes a gain on an employment-related litigation settlement due to final settlement being less than what the Company had previously accrued.

(3)	The first two quarters of 2017 include expenses related to the registration statement the Company filed in the first quarter of 2017, which registration statement was later withdrawn.

(4)	The first two quarters of 2017 include severance costs related to the departure of our Chief Operations Officer and department structural changes.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2017	June 28, 2016	July 4, 2017	June 28, 2016
Company-Owned Restaurant Activity
Beginning of period	409	436	457	422
Openings	4	8	11	22
Closures	—	(1)	(55)	(1)
Restaurants at end of period	413	443	413	443
Franchise Restaurant Activity
Beginning of period	73	71	75	70
Openings	1	1	2	2
Closures	(1)	(1)	(4)	(1)
Restaurants at end of period	73	71	73	71
Total restaurants	486	514	486	514

The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2017	June 28, 2016	July 4, 2017	June 28, 2016
Revenue:
Restaurant revenue	99.0%	99.0%	99.0%	99.0%
Franchising royalties and fees	1.0%	1.0%	1.0%	1.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below): (1)
Cost of sales	26.5%	26.8%	27.2%	26.8%
Labor	32.6%	32.7%	33.5%	32.9%
Occupancy	11.3%	11.4%	11.7%	11.6%
Other restaurant operating costs	14.5%	15.5%	14.7%	15.2%
General and administrative	8.3%	8.1%	8.7%	8.4%
Depreciation and amortization	5.6%	5.8%	5.5%	5.9%
Pre-opening	0.2%	0.7%	0.3%	0.8%
Restaurant impairments, closure costs and asset disposals	2.5%	9.3%	10.8%	5.2%
Total costs and expenses	100.7%	109.3%	111.5%	106.0%
Loss from operations	(0.7)%	(9.3)%	(11.5)%	(6.0)%
Interest expense, net	0.8%	0.5%	0.8%	0.5%
Loss before income taxes	(1.5)%	(9.8)%	(12.4)%	(6.5)%
Provision for income taxes	0.1%	1.8%	0.1%	0.5%
Net loss	(1.6)%	(11.6)%	(12.5)%	(7.0)%
______________________________

(1)	As a percentage of restaurant revenue.

Second Quarter Ended July 4, 2017 Compared to Second Quarter Ended June 28, 2016
The table below presents our unaudited operating results for the second quarters of 2017 and 2016, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	July 4, 2017	June 28, 2016	$	%

	(in thousands)
Revenue:
Restaurant revenue	$111,628	$120,204	$(8,576)	(7.1)%
Franchising royalties and fees	1,164	1,203	(39)	(3.2)%
Total revenue	112,792	121,407	(8,615)	(7.1)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	29,598	32,164	(2,566)	(8.0)%
Labor	36,430	39,316	(2,886)	(7.3)%
Occupancy	12,630	13,688	(1,058)	(7.7)%
Other restaurant operating costs	16,194	18,596	(2,402)	(12.9)%
General and administrative	9,393	9,840	(447)	(4.5)%
Depreciation and amortization	6,279	7,071	(792)	(11.2)%
Pre-opening	246	796	(550)	(69.1)%
Restaurant impairments, asset disposals and closure costs	2,830	11,248	(8,418)	(74.8)%
Total costs and expenses	113,600	132,719	(19,119)	(14.4)%
Loss from operations	(808)	(11,312)	10,504	92.9%
Interest expense, net	927	598	329	55.0%
Loss before income taxes	(1,735)	(11,910)	10,175	85.4%
Provision for income taxes	80	2,177	(2,097)	(96.3)%
Net loss	$(1,815)	$(14,087)	$12,272	87.1%
Company-owned:
Average unit volumes	$1,065	$1,092	$(27)	(2.5)%
Comparable restaurant sales	(3.9)%	(0.9)%

Revenue
Total revenue decreased $8.6 million in the second quarter of 2017, or 7.1%, to $112.8 million, compared to $121.4 million in the second quarter of 2016. This decrease was primarily due to the impact of closing 55 company-owned restaurants in the first quarter of 2017. Additionally, AUVs decreased $27,000 compared to the prior year. AUV’s for the trailing twelve months were $1,065,000.
Comparable restaurant sales decreased by 3.9% at company-owned restaurants, decreased by 0.4% at franchise-owned restaurants and decreased by 3.4% system-wide in the second quarter of 2017.

Cost of Sales
Cost of sales decreased by $2.6 million, or 8.0%, in the second quarter of 2017 compared to the same period of 2016, due primarily to the decrease in restaurant revenue in the second quarter of 2017. As a percentage of restaurant revenue, cost of sales decreased to 26.5% in the second quarter of 2017 from 26.8% in second quarter of 2016. The decrease as a percentage of restaurant revenue was primarily due to less promotional activity.
Labor Costs
Labor costs decreased by $2.9 million, or 7.3%, in the second quarter of 2017 compared to the same period of 2016, due primarily to the decrease in restaurant revenue in the second quarter of 2017. As a percentage of restaurant revenue, labor costs decreased to 32.6% in the second quarter of 2017 from 32.7% in the second quarter of 2016. The decrease as a percentage of restaurant revenue was driven by labor savings initiatives.
Occupancy Costs
Occupancy costs decreased by $1.1 million, or 7.7%, in the second quarter of 2017 compared to the second quarter of 2016. As a percentage of revenue, occupancy costs decreased to 11.3% in the second quarter of 2017, compared to 11.4% in the second quarter of 2016. The decrease was due primarily to the closure of restaurants during the latter part of the first quarter of 2017.
Other Restaurant Operating Costs
Other restaurant operating costs decreased by $2.4 million, or 12.9%, in the second quarter of 2017 compared to the second quarter of 2016, due primarily to decreased restaurant revenue in the second quarter of 2017 and lower marketing expense. As a percentage of restaurant revenue, other restaurant operating costs decreased to 14.5% in the second quarter of 2017 from 15.5% in the second quarter of 2016, due primarily to a reduction in marketing spend.
General and Administrative Expense
General and administrative expense decreased by $0.4 million, or 4.5%, in the second quarter of 2017 compared to the second quarter of 2016, primarily attributable to a gain recognized on the employment-related litigation settlement due to final settlement being less than what the Company had previously accrued. As a percentage of revenue, general and administrative expense increased to 8.3% in the second quarter of 2017 from 8.1% in the second quarter of 2016.
Depreciation and Amortization
Depreciation and amortization decreased by $0.8 million, or 11.2%, in the second quarter of 2017 compared to the second quarter of 2016. As a percentage of revenue, depreciation and amortization decreased to 5.6% in the second quarter of 2017 from 5.8% in the second quarter of 2016, due primarily to restaurants impaired or closed in prior quarters.
Pre-Opening Costs
Pre-opening costs decreased by $0.6 million, or 69.1%, in the second quarter of 2017 compared to the second quarter of 2016. As a percentage of revenue, pre-opening costs decreased to 0.2% in the second quarter of 2017 from 0.7% in the second quarter of 2016. The decrease in pre-opening costs was due to fewer restaurants under construction compared to the comparable period in the prior year.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals decreased by $8.4 million in the second quarter of 2017 compared to the second quarter of 2016. The decrease was primarily due to a net gain recognized during the second quarter of 2017 for closures related to adjustments to the liabilities to landlords as lease terminations occurred, partially offset by ongoing costs of the restaurants closed during the first quarter of 2017. Additionally, the second quarter of 2017 includes the impairment of nine restaurants, compared to 11 restaurants impaired during the second quarter of 2016.
Each quarter we evaluate possible impairment of fixed assets at the restaurant level and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. There can be no assurance that such evaluations will not result in additional impairment costs in future periods.
Interest Expense
Interest expense increased by $0.3 million, or 55.0%, in the second quarter of 2017 compared to the second quarter of 2016. The increase was the result of an increase in the average interest rate on our credit facility in the second quarter of 2017 compared to the second quarter of 2016 and higher amortization of debt issuance costs.

Provision (Benefit) for Income Taxes
In the second quarter of 2017, we had a provision for income taxes of $0.1 million compared to a provision for income taxes of $2.2 million in the second quarter of 2016. During the first quarter of 2016, the Company recorded a valuation allowance against Canadian deferred tax assets. During the second quarter of 2016, the Company determined that it was appropriate to record a valuation allowance against U.S. deferred tax assets. As a result, the effective tax rate for both the second quarter of 2017 and 2016, reflects the impact of a valuation allowance against U.S. and Canadian deferred tax assets. The provision for income taxes in the second quarter of 2016 was related to the establishment of a valuation allowance against U.S. deferred tax assets. As of July 4, 2017, we continued to maintain a full valuation allowance on our U.S. and Canadian deferred tax assets due to uncertainty regarding the realizability of future tax benefits. As a result, the effective tax rate decreased to (4.6)% for the second quarter of 2017 compared to (18.3)% for the second quarter of 2016. For the remainder of fiscal 2017 we do not anticipate material income tax expense or benefit because of the valuation allowance recorded.

Two Quarters Ended July 4, 2017 Compared to Two Quarters Ended June 28, 2016
The table below presents our unaudited operating results for the first two quarters of 2017 and 2016, and the related period-over-period changes.

	Two Fiscal Quarters Ended		Increase / (Decrease)
	July 4, 2017	June 28, 2016	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$227,155	$233,069	$(5,914)	(2.5)%
Franchising royalties and fees	2,352	2,324	28	1.2%
Total revenue	229,507	235,393	(5,886)	(2.5)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	61,685	62,353	(668)	(1.1)%
Labor	76,024	76,750	(726)	(0.9)%
Occupancy	26,631	27,002	(371)	(1.4)%
Other restaurant operating costs	33,341	35,488	(2,147)	(6.0)%
General and administrative	20,059	19,877	182	0.9%
Depreciation and amortization	12,546	13,977	(1,431)	(10.2)%
Pre-opening	791	1,833	(1,042)	(56.8)%
Restaurant impairments, asset disposals and closure costs	24,884	12,264	12,620	*
Total costs and expenses	255,961	249,544	6,417	2.6%
Loss from operations	(26,454)	(14,151)	(12,303)	(86.9)%
Interest expense, net	1,935	1,226	709	57.8%
Loss before income taxes	(28,389)	(15,377)	(13,012)	(84.6)%
Provision for income taxes	271	1,083	(812)	(75.0)%
Net loss	$(28,660)	$(16,460)	$(12,200)	(74.1)%
Company owned:
Average unit volumes	$1,065	$1,092	$(27)	(2.5)%
Comparable restaurant sales	(3.2)%	(0.4)%
__________________

*	Not meaningful.

Revenue
Total revenue decreased by $5.9 million, or 2.5%, in the first two quarters of 2017, to $229.5 million compared to $235.4 million in the same period of 2016. This decrease was primarily due to the impact of closing 55 company-owned restaurants in the first quarter of 2017.
Comparable restaurant sales decreased by 3.2% at company-owned restaurants, increased by 0.3% at franchise-owned restaurants and decreased by 2.7% system-wide in the second quarter of 2017.
Cost of Sales
Cost of sales decreased by $0.7 million, or 1.1%, in the first two quarters of 2017 compared to the same period of 2016, due primarily to the decrease in restaurant revenue in the first two quarters of 2017. As a percentage of restaurant revenue, cost of sales increased to 27.2% in the first two quarters of 2017 from 26.8% in the first two quarters of 2016. The increase in cost of sales as a percentage of restaurant revenue was the result of modest commodity inflation and increased waste as a result of the elimination of certain menu items and introduction of new items.
Labor Costs
Labor costs decreased by $0.7 million, or 0.9%, in the first two quarters of 2017 compared to the same period of 2016, due primarily to the decrease in restaurant revenue in the first two quarters of 2017. As a percentage of restaurant revenue, labor costs increased to 33.5% in the first two quarters of 2017 from 32.9% in the first two quarters of 2016, due to increases in wage rates and deleverage on lower AUVs.
Occupancy Costs
Occupancy costs decreased by $0.4 million, or 1.4%, in the first two quarters of 2017 compared to the first two quarters of 2016, due primarily to the closure of restaurants during the latter part of the first quarter of 2017. As a percentage of revenue, occupancy costs increased to 11.7% in first two quarters of 2017, compared to 11.6% in the first two quarters of 2016, due to deleverage on lower AUVs, partially offset by the closure of restaurants during the latter part of the first quarter of 2017.
Other Restaurant Operating Costs
Other restaurant operating costs decreased by $2.1 million, or 6.0%, in the first two quarters of 2017 compared to the first two quarters of 2016, due primarily to decreased restaurant revenue in the first two quarters of 2017 and lower marketing expense. As a percentage of restaurant revenue, other restaurant operating costs decreased to 14.7% in the first two quarters of 2017, compared to 15.2% in the first two quarters of 2016, due primarily to a reduction in marketing spend.
General and Administrative Expense
General and administrative expense increased by $0.2 million, or 0.9%, in the first two quarters of 2017 compared to the first two quarters of 2016. As a percentage of revenue, general and administrative expense increased to 8.7% in the first two quarters of 2017 compared to 8.4% in the first two quarters of 2016. This increase was primarily attributable to professional fees related to the registration statement we filed in the first quarter of 2017, which registration statement was later withdrawn, and severance expenses, partially offset by a gain recognized on the employment-related litigation settlement.
Depreciation and Amortization
Depreciation and amortization decreased by $1.4 million, or 10.2%, in the first two quarters of 2017 compared to the first two quarters of 2016. As a percentage of revenue, depreciation and amortization decreased to 5.5% in the first two quarters of 2017, compared to 5.9% in the first two quarters of 2016, due to restaurants impaired or closed in prior quarters.
Pre-Opening Costs
Pre-opening costs decreased by $1.0 million, or 56.8%, in the first two quarters of 2017 compared to the first two quarters of 2016. As a percentage of revenue, pre-opening costs decreased to 0.3% in the first two quarters of 2017 compared to 0.8% in the first two quarters of 2016. The decrease in pre-opening costs was due to fewer restaurants under construction compared to the comparable period in the prior year.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals increased by $12.6 million in the first two quarters of 2017 compared to the first two quarters of 2016. The increase was primarily due to the closures of 55 restaurants in the first quarter of 2017 and the impairment of 13 restaurants during the first two quarters of 2017, partially offset by a net gain recognized during the second quarter of 2017 for closures related to adjustments to the liabilities to landlords as lease terminations occurred. The first two quarters of 2016 included the impairment of twelve restaurants. Both periods include ongoing costs of restaurants closed in the fourth quarter of 2015.
Interest Expense
Interest expense increased by $0.7 million, or 57.8%, in the first two quarters of 2017 compared to the same period of 2016. The increase was the result of an increase in the average interest rate on our credit facility in the first two quarters of 2017 compared to the first two quarters of 2016, and higher amortization of debt issuance costs.
Provision for Income Taxes
In the first two quarters 2017, we had a provision for income taxes of $0.3 million compared to a provision for income taxes of $1.1 million in the first two quarters of 2016. During the first quarter of 2016, the Company recorded a valuation allowance against Canadian deferred tax assets. During the second quarter of 2016, the Company determined that it was appropriate to record a valuation allowance against U.S. deferred tax assets. As a result, the effective tax rate for the first two quarters of 2017 and the first two quarters of 2016 reflects the impact of a valuation allowance against U.S. and Canadian deferred tax assets. The provision for income tax for the first two quarters of 2016 was primarily related to the establishment of a valuation allowance against U.S. deferred tax assets. As of July 4, 2017, we continued to maintain a full valuation allowance on our U.S. and Canadian deferred tax assets due to uncertainty regarding the realizability of future tax benefits. As a result, the effective tax rate decreased to (1.0)% for the first two quarters of 2017 compared to (7.0)% for the first two quarters of 2016. For the remainder of fiscal 2017 we do not anticipate material income tax expense or benefit because of the valuation allowance recorded.

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
Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Two Fiscal Quarters Ended
	July 4, 2017	June 28, 2016
Net cash (used in) provided by operating activities	$(8,231)	$12,281
Net cash used in investing activities	(12,213)	(24,016)
Net cash provided by financing activities	21,763	11,589
Effect of exchange rate changes on cash	2	127
Net increase (decrease) in cash and cash equivalents	$1,321	$(19)

Operating Activities
Net cash used in operating activities was $8.2 million for the first two quarters of 2017, as compared to net cash provided by operating activities of $12.3 million for the first two quarters of 2016. The decrease resulted primarily from the higher net loss during the first two quarters of 2017 as compared to the first two quarters of 2016, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, closure costs and asset disposals and stock-based compensation expense. Additionally, the first two quarters of 2017 included payments to landlords for lease terminations of $7.1 million, a litigation settlement payment of $2.6 million and a payment for the data breach liabilities of $4.0 million.
Investing Activities
Net cash flows used in investing activities decreased to $12.2 million for the first two quarters of 2017 from $24.0 million for the first two quarters of 2016, primarily due to the reduction in new restaurant development during 2017.
Financing Activities
Net cash provided by financing activities was $21.8 million and $11.6 million for first the two quarters of 2017 and 2016, respectively. The increase in net cash provided by financing activities is primarily due to the net proceeds received from the private placement transactions that occurred during the first two quarters of 2017, net of repayments on long-term debt.
Capital Resources
Future Capital Expenditure Requirements. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurants opened. We anticipate our real estate development growth to be reduced in upcoming quarters, compared to our historical rates. Our real estate development program is dependent upon many factors, including economic conditions, real estate markets, site locations and the nature of lease agreements. Our capital expenditure outlays are also dependent on costs for maintenance and remodeling of our existing restaurants as well as information technology expenses and other general corporate capital expenditures.
We estimate capital expenditures for the remainder of 2017 to be in the range of approximately $8.0 million to $12.0 million for a total of $19.0 million to $23.0 million for the fiscal year, of which $7.0 million to $9.0 million relates to our construction of new restaurants before any reductions for landlord reimbursements, and the remainder relates primarily to reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by a combination of cash from operations, funding received from the two private placements that occurred during the first two quarters of 2017, and borrowings under our revolving credit facility.
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
Liquidity. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for the next twelve months. Additionally, we expect a significant use of cash in 2017 to be the funding of the Restaurant Closing Liabilities, which we anticipate will total approximately $18.0 million to $23.0 million, including (i) $17.0 million to $22.0 million relating to the termination of leases, including related fees and expenses. We have paid approximately $8.0 million to date and the remainder of approximately $10.0 million to $15.0 million is expected to be paid out over the next nine to 15 months.
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

As of July 4, 2017, we had $62.1 million of indebtedness and $3.0 million of letters of credit outstanding under our revolving line of credit. Borrowings under our most recent amended and restated credit facility bear interest, at our option, at either (i) LIBOR plus 2.00% to 3.25%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus zero to 1.00%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. The credit facility includes a commitment fee of 0.30% to 0.50%, based on the lease-adjusted leverage ratio, per year on any unused portion of the facility. We also maintain outstanding letters of credit to secure obligations under our workers’ compensation program and certain lease obligations.
Availability of borrowings under the revolving line of credit is conditioned on our compliance with specified covenants, including a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. We are subject to a number of other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments. As of July 4, 2017, we were in compliance with all of our debt covenants.
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
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of July 4, 2017.

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
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of July 4, 2017, we had $62.1 million of indebtedness under our revolving line of credit. An increase or decrease of 1.0% in the effective interest rate applied on this loan would have resulted in a pre-tax interest expense fluctuation of approximately $0.6 million on an annualized basis.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that has affected our results from 2015 through the second quarter of 2017. We expect wage inflation to continue to affect our results in the near future.

Item 4. Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 4, 2017, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
Data Security Litigation
On June 28, 2016, we announced that a data security incident compromised the security of the payment information of some customers who used debit or credit cards at certain Noodles & Company locations between January 31, 2016 and June 2, 2016. In addition to claims by payment card companies with respect to the data security incident, we were a defendant in a purported class action lawsuit in the United States District Court for the District of Colorado (the “Court”), Selco Community Credit Union vs. Noodles & Company, alleging that we negligently failed to provide adequate security to protect the payment card information of customers of the plaintiffs and those of other similarly situated credit unions, banks and other financial institutions alleged to be part of the putative class, causing those institutions to suffer financial losses (the “Selco Litigation”). The complaint in the Selco Litigation also claimed we were negligent per se based on alleged violations of Section 5 of the Federal Trade Commission Act, and it sought monetary damages, injunctive relief and attorneys’ fees. On July 21, 2017, the Court granted a Motion to Dismiss in the Selco Litigation in favor of us, which is subject to appeal by the plaintiffs. Any appeal must be filed on or before August 21, 2017.
Delaware Gift Card Litigation
As previously disclosed in prior reports filed with the SEC, the Company is named as a defendant in an action filed in the Superior Court of Delaware in New Castle County (the “Court”), entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleges that a number of large retailers and restaurant companies, including the Company, knowingly refused to fulfill obligations under Delaware’s Abandoned Property Law by failing to report and deliver “unclaimed gift card funds” to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an order that we cease and desist from violating the Delaware Abandoned Property Law, monetary damages (including treble damages under the False Claims and Reporting Act), penalties, and attorneys’ fees and costs. On November 23, 2015, the Court ruled on a motion to dismiss the complaint. While the Court granted the motion to dismiss with respect to a claim alleging that the defendants intended to defraud the government or willfully concealed property owed to the government and for which a certificate or receipt was provided, it did not dismiss the other claims alleging that the defendants knowingly made false statements to avoid transmitting money to the government. The defendants have filed a motion for summary judgment in the case. The trial date with respect to this matter is set for May 21, 2018. In 2015 we recorded a loss contingency accrual based on a reasonable estimate of the probable losses that might arise from this matter; this loss contingency accrual did not have a material effect on our results of operations. However, we may ultimately be subject to greater losses resulting from the litigation. We intend to continue to vigorously defend this action.
Litigation Regarding Classification of Assistant General Managers

In the third quarter of 2016, we recorded a charge of $3.0 million to establish a reserve related to the settlement of a purported collective and class action lawsuit against us alleging violations of the Fair Labor Standards Act and certain state laws in connections with our classification of assistant general managers as exempt employees. In the second quarter of 2017, we recorded a gain of $0.4 million related to such settlement because the final amount determined to be owed by us under the settlement agreement was $0.4 million less than the amount reserved.

Other Matters
In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of July 4, 2017. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended January 3, 2017.  There have been no material changes to our Risk Factors as previously reported.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Noodles & Company Compensation Plan for Non-Employee Directors Amended and Restated July 26, 2017
10.2	Interim Chief Financial Officer Letter Agreement, dated June 13, 2017, between Noodles & Company and Susan Daggett
10.3	Employment Agreement, dated June 13, 2017, between Noodles & Company and Paul Murphy
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen Chief Executive Officer
Date	August 11, 2017