Form 10-Q
period 2017-10-03
NOODLES & Co
filed 2017-11-09
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2017
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2017
Class A Common Stock, $0.01 par value per share	39,596,738 shares
Class B Common Stock, $0.01 par value per share	1,522,098 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	October 3, 2017	January 3, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,088	$1,837
Accounts receivable	2,268	5,438
Inventories	9,965	11,285
Prepaid expenses and other assets	7,338	6,972
Income tax receivable	98	256
Total current assets	21,757	25,788
Property and equipment, net	155,210	173,533
Goodwill	6,400	6,400
Intangibles, net	1,586	1,715
Other assets, net	2,120	2,025
Total long-term assets	165,316	183,673
Total assets	$187,073	$209,461
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,718	$10,601
Accrued payroll and benefits	7,607	10,723
Accrued expenses and other current liabilities	21,090	27,709
Total current liabilities	38,415	49,033
Long-term debt, net	63,861	84,676
Deferred rent	38,792	44,929
Deferred tax liabilities, net	665	435
Other long-term liabilities	9,444	4,570
Total liabilities	151,177	183,643

Convertible Series A preferred stock—$0.01 par value, 50,000 shares authorized and designated as of October 3, 2017; zero shares issued and outstanding as of October 3, 2017 and zero shares designated, issued or outstanding as of January 3, 2017	—	—

Stockholders’ equity:
Preferred stock—$0.01 par value, 950,000 shares authorized and undesignated as of October 3, 2017 and 1,000,000 shares authorized and undesignated as of January 3, 2017; zero shares issued and outstanding as of October 3, 2017 and January 3, 2017	—	—
Common stock—$0.01 par value, authorized 180,000,000 shares as of October 3, 2017 and January 3, 2017; 43,542,707 issued and 41,118,836 outstanding as of October 3, 2017 and 30,300,925 issued and 27,877,054 outstanding as of January 3, 2017	435	303
Treasury stock, at cost, 2,423,871 shares as of October 3, 2017 and January 3, 2017	(35,000)	(35,000)
Additional paid-in capital	171,233	124,272
Accumulated other comprehensive loss	(71)	(51)
Accumulated deficit	(100,701)	(63,706)
Total stockholders’ equity	35,896	25,818
Total liabilities and stockholders’ equity	$187,073	$209,461
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3, 2017	September 27, 2016	October 3, 2017	September 27, 2016
Revenue:
Restaurant revenue	$113,020	$121,442	$340,175	$354,511
Franchising royalties and fees	1,191	1,239	3,543	3,563
Total revenue	114,211	122,681	343,718	358,074
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	29,955	33,112	91,640	95,465
Labor	36,897	40,973	112,921	117,723
Occupancy	12,709	13,792	39,340	40,794
Other restaurant operating costs	15,811	18,470	49,152	53,958
General and administrative	9,807	15,251	29,866	35,128
Depreciation and amortization	6,183	7,006	18,729	20,983
Pre-opening	69	856	860	2,689
Restaurant impairments, closure costs and asset disposals	10,263	2,283	35,147	14,547
Total costs and expenses	121,694	131,743	377,655	381,287
Loss from operations	(7,483)	(9,062)	(33,937)	(23,213)
Interest expense, net	893	738	2,828	1,964
Loss before income taxes	(8,376)	(9,800)	(36,765)	(25,177)
(Benefit) provision for income taxes	(41)	41	230	1,124
Net loss	(8,335)	(9,841)	(36,995)	(26,301)
Accretion of preferred stock to redemption value	—	—	(7,967)	—
Net loss attributable to common stockholders	$(8,335)	$(9,841)	$(44,962)	$(26,301)
Loss per share of Class A and Class B common stock, combined:
Basic	$(0.20)	$(0.35)	$(1.23)	$(0.95)
Diluted	$(0.20)	$(0.35)	$(1.23)	$(0.95)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	41,109,827	27,802,020	36,639,382	27,786,827
Diluted	41,109,827	27,802,020	36,639,382	27,786,827

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3, 2017	September 27, 2016	October 3, 2017	September 27, 2016
Net loss	$(8,335)	$(9,841)	$(36,995)	$(26,301)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(11)	(24)	(20)	(103)
Other comprehensive loss	(11)	(24)	(20)	(103)
Comprehensive loss	$(8,346)	$(9,865)	$(37,015)	$(26,404)

 See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Fiscal Quarters Ended
	October 3, 2017	September 27, 2016
Operating activities
Net loss	$(36,995)	$(26,301)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	18,729	20,983
Deferred income taxes	230	1,124
Restaurant impairments, closure costs and asset disposals	28,867	12,903
Amortization of debt issuance costs	288	91
Stock-based compensation	1,193	2,021
Gain on insurance proceeds received for property damage	—	(416)
Changes in operating assets and liabilities:
Accounts receivable	3,142	194
Inventories	(358)	(717)
Prepaid expenses and other assets	(460)	(1,315)
Accounts payable	(1,093)	(3,182)
Deferred rent	1,517	4,480
Income taxes	158	121
Accrued expenses and other liabilities	(22,147)	6,078
Net cash (used in) provided by operating activities	(6,929)	16,064
Investing activities
Purchases of property and equipment	(17,468)	(33,784)
Insurance proceeds received for property damage	—	500
Net cash used in investing activities	(17,468)	(33,284)
Financing activities
Net borrowings from swing line loan	6,042	2,365
Proceeds from issuance of long-term debt	10,532	14,900
Payments on long-term debt	(37,015)	(1,000)
Issuance of preferred stock and common stock warrants, net of transaction expenses (see Note 9)	16,589	—
Issuance of common stock, net of transaction expenses (see Note 9)	29,110	—
Proceeds from exercise of stock options and employee stock purchase plan	56	1,065
Debt issuance costs	(662)	(98)
Net cash provided by financing activities	24,652	17,232
Effect of exchange rate changes on cash	(4)	42
Net increase in cash and cash equivalents	251	54
Cash and cash equivalents
Beginning of period	1,837	1,912
End of period	$2,088	$1,966

See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation
Business
Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of October 3, 2017, the Company had 413 company-owned restaurants and 66 franchise restaurants in 29 states and the District of Columbia. The Company operates its business as one operating and reportable segment.
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
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2017, which ends on January 2, 2018, contains 52 weeks, and fiscal year 2016, which ended on January 3, 2017, contained 53 weeks. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. The Company’s fiscal quarter that ended October 3, 2017 is referred to as the third quarter of 2017, and the fiscal quarter ended September 27, 2016 is referred to as the third quarter of 2016.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of the new revenue standard by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The Company plans to adopt the new standards using the modified retrospective approach for the fiscal year and quarter beginning January 3, 2018. The Company does not expect the adoption to have an impact on its recognition of revenue from restaurant operations of company-owned restaurants or its recognition of continuing royalty fees from franchisees. The adoption of the new standard will impact the Company’s recognition of revenue from initial fees charged to franchisees. Currently, the Company recognizes revenue from initial franchise fees when it has performed all of its material obligations and initial services, which is generally upon the opening of a franchised restaurant. Upon the adoption of Topic 606, the Company will recognize the revenue related to initial franchise fees over the term of the related franchise agreement, which is generally 20 years. The Company is currently quantifying the impact of adopting this standard and evaluating the impact the adoption of this accounting standard will have on its consolidated financial statements and related disclosures.
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
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 provides guidance on the income tax consequences of an intra-entity transfer of an asset other than inventory. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for any entity as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company does not believe the adoption of this standard will materially impact the Company’s financial position or results of operations and cash flows.

2. Supplemental Financial Information
Property and equipment, net, consists of the following (in thousands):

	October 3, 2017	January 3, 2017
Leasehold improvements	$200,249	$205,687
Furniture, fixtures and equipment	117,941	120,248
Construction in progress	3,969	8,044
	322,159	333,979
Accumulated depreciation and amortization	(166,949)	(160,446)
	$155,210	$173,533

Accrued expenses and other current liabilities consist of the following (in thousands):

	October 3, 2017	January 3, 2017
Gift card liability	$2,768	$3,857
Occupancy related	4,505	2,069
Utilities	1,580	1,753
Data breach liabilities	7,605	11,622
Legal settlement	—	3,000
Other accrued expenses	4,632	5,408
	$21,090	$27,709

3. Long-Term Debt
The Company has a credit facility consisting of a revolving line of credit of $100.0 million, expiring in June 2020. As of October 3, 2017, the Company had $65.0 million of indebtedness and $3.0 million of letters of credit outstanding under the revolving line of credit. The Company’s ability to borrow funds pursuant to the revolving line of credit is further limited by the requirement that it comply with the revolving line of credit’s financial covenants upon the measurement dates specified therein. These financial covenants include a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. The credit agreement also contains other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments.
Subsequent to the three quarters ended October 3, 2017, the Company entered into an amendment to its credit facility on November 8, 2017. Among other things, the amendment (i) increases the lease adjusted leverage ratios and decreases the fixed charge coverage ratios, (ii) increases the interest rate margin applicable to the total lease adjusted leverage levels at and above 3.75:1.00, (iii) adds mandatory prepayments of $2.5 million per quarter beginning with the fourth quarter of 2017, (iv) provides for a maturity date of June 4, 2019, (v) modifies the capital expenditure covenant so that it applies to the capital expenditures and not only growth capital expenditures and permits total capital expenditures of up to $22.0 million in 2017 and $10.0 million per year thereafter, and (vi) makes certain other changes. Borrowings under the agreement as amended bear interest, at the Company’s option, at either (i) LIBOR plus 2.50% to 3.75%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus 1.50% to 2.75%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. The credit facility includes a commitment fee of 0.35% to 0.55%, based on the lease-adjusted leverage ratio, per year on any unused portion of the credit facility.
The credit facility bore interest between 3.77% and 6.50% during the first three quarters of 2017. The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of October 3, 2017.

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

Adjustments to the fair value of non-financial assets measured at fair value on a non-recurring basis as of October 3, 2017 and September 27, 2016 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes
The following table presents the Company’s (benefit) provision for income taxes (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3, 2017	September 27, 2016	October 3, 2017	September 27, 2016
(Benefit) provision for income taxes	$(41)	$41	$230	$1,124
Effective tax rate	0.5%	(0.4)%	(0.6)%	(4.5)%

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

6. Stock-Based Compensation
The Company’s Stock Incentive Plan, as amended and restated in May of 2013, authorizes the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and incentive bonuses to employees, officers, nonemployee directors and other service providers. The number of shares of common stock available for issuance pursuant to awards granted under the Stock Incentive Plan on or after the Company’s initial public offering shall not exceed 3,750,500 shares.
The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3, 2017	September 27, 2016	October 3, 2017	September 27, 2016
Stock-based compensation expense	$248	$1,172	$1,193	$2,021
Capitalized stock-based compensation expense	$44	$47	$145	$171
Included in stock-based compensation expense in the third quarter of 2016 and in the first three quarters of 2016 is a $0.7 million charge for modifying the outstanding stock options for Kevin Reddy, who resigned from his positions as the Chairman of the Board and Chief Executive Officer of the Company in July 2016. In connection with Mr. Reddy’s departure from the Company, the Company extended the exercise period of Mr. Reddy’s vested options and, as a result, he had the right to exercise his vested options to purchase the Company’s Class A common stock through October 23, 2017. These vested options expired unexercised.

7. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3, 2017	September 27, 2016	October 3, 2017	September 27, 2016
Restaurant impairments (1)	$9,080	$79	$15,053	$10,620
Closure costs (1)	779	642	19,194	1,729
Loss on disposal of assets and other (2)	404	1,562	900	2,198
	$10,263	$2,283	$35,147	$14,547

_____________________________

(1)	Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.

(2)
Included in loss on disposal of assets and other for both the third quarter of 2016 and first three quarters of 2016 is a $1.1 million charge to reduce capitalized labor and overhead as a result of the reduced growth for new restaurant development. Additionally, the third quarter of 2016 and the first three quarters of 2016 include a $0.4 million gain from insurance proceeds received for property damage in excess of the loss recognized.

During the third quarter of 2017, 18 restaurants were identified as impaired, compared to no restaurant impairments during the third quarter of 2016. During the first three quarters of 2017, 31 restaurants were identified as impaired, compared to 12 restaurants impaired during the first three quarters of 2016. Impairment is based on management’s current assessment of the expected future cash flows of a restaurant based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and was determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value.
The closure costs of $0.8 million recognized during the third quarter of 2017 and $19.2 million during the first three quarters of 2017 are related to the 55 restaurants closed during the first quarter of 2017, as well as ongoing costs of restaurants closed in the fourth quarter of 2015. Additionally, the $19.2 million of closure costs recognized during the first three quarters of 2017 is net of a gain of $3.6 million which was primarily due to adjustments to the liabilities to landlords as lease terminations occurred for 27 of the 55 restaurants closed during the first quarter of 2017. The closure costs of $0.6 million recognized during the third quarter of 2016 and $1.7 million during the first three quarters of 2016 are related to the ongoing costs of restaurants closed in the fourth quarter of 2015. These expenses are included in the “Restaurant impairments, closure costs and asset disposals” line in the Condensed Consolidated Statements of Operations.

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
The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3, 2017	September 27, 2016	October 3, 2017	September 27, 2016
Net loss attributable to common stockholders	$(8,335)	$(9,841)	$(44,962)	$(26,301)
Shares:
Basic weighted average shares outstanding	41,109,827	27,802,020	36,639,382	27,786,827
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	41,109,827	27,802,020	36,639,382	27,786,827
Loss per share:
Basic loss per share	$(0.20)	$(0.35)	$(1.23)	$(0.95)
Diluted loss per share	$(0.20)	$(0.35)	$(1.23)	$(0.95)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings (loss) per share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss. The number of shares issuable on the vesting or exercise of share based awards or exercise of outstanding warrants excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 4,575,537 and 2,813,079 for the third quarters of 2017 and 2016, respectively, and totaled 7,031,639 and 1,494,700 for first three quarters of 2017 and 2016, respectively.

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
At the conversion date, all unamortized discounts were recognized immediately as a deemed dividend, which increased the net loss attributable to common stockholders. The amortized discount was $8.0 million for the three quarters ending October 3, 2017.

Securities Purchase Agreement with Mill Road Capital
On March 13, 2017, the Company entered into a securities purchase agreement with Mill Road Capital II, L.P. (“Mill Road”), pursuant to which the Company agreed, in return for aggregate gross proceeds of $31.5 million, to issue to Mill Road an aggregate of 8,873,240 shares of its Class A common stock, par value $0.01 per share, at a price per share of $3.55, which was equal to the closing sale price for the Company’s Class A common stock on March 10, 2017. On April 3, 2017, such shares were issued and the funding of the private placement occurred. The net proceeds from the transaction were $29.1 million during the first three quarters ended October 3, 2017, after $2.4 million of transaction expenses.

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the three quarters ended October 3, 2017 and September 27, 2016 (in thousands):

	October 3, 2017	September 27, 2016
Interest paid (net of amounts capitalized)	$3,028	$1,983
Income taxes refunded	(158)	(121)
Changes in purchases of property and equipment accrued in accounts payable, net	(2,144)	(2,014)
Conversion of Series A convertible preferred stock to common stock	18,500	—

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
Data Security Litigation
In addition to claims by payment card companies with respect to the data security incident, the Company was a defendant in a purported class action lawsuit in the United States District Court for the District of Colorado (the “Court”), Selco Community Credit Union vs. Noodles & Company, alleging that the Company negligently failed to provide adequate security to protect the payment card information of customers of the plaintiffs and those of other similarly situated credit unions, banks and other financial institutions alleged to be part of the putative class, causing those institutions to suffer financial losses (the “Selco Litigation”). The complaint in the Selco Litigation also claimed the Company was negligent per se based on alleged violations of Section 5 of the Federal Trade Commission Act and sought monetary damages, injunctive relief and attorneys’ fees. On July 21, 2017, the Court granted a Motion to Dismiss in the Selco Litigation in favor of the Company. A notice of appeal of the dismissal was filed on August 15, 2017. Subsequent to the three quarters ended October 3, 2017, on November 2, 2017 a mediation was held and a settlement, which will be funded entirely by insurance proceeds, was reached, which will result in a dismissal of the appeal and a resolution of the Selco Litigation.

Fees and Costs
The Company has incurred fees and costs associated with this data security incident, including legal fees, investigative fees, other professional fees and costs of communications with customers. The Company expects to continue to incur significant fees and costs associated with the data security incident in future periods, consisting primarily of liabilities to a payment card company that are not covered by insurance for which the Company has already recorded a charge of $10.6 million (see Note 2, Supplemental Financial Information).
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
Delaware Gift Card Litigation
As previously disclosed in prior reports filed with the SEC, the Company is named as a defendant in an action filed in the Superior Court of Delaware in New Castle County (the “Court”), entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleges that a number of large retailers and restaurant companies, including the Company, knowingly refused to fulfill obligations under Delaware’s Abandoned Property Law by failing to report and deliver “unclaimed gift card funds” to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an order that the Company cease and desist from violating the Delaware Abandoned Property Law, monetary damages (including treble damages under the False Claims and Reporting Act), penalties, and attorneys’ fees and costs. On November 23, 2015, the Court ruled on a motion to dismiss the complaint. While the Court granted the motion to dismiss with respect to a claim alleging that the defendants intended to defraud the government or willfully concealed property owed to the government and for which a certificate or receipt was provided, it did not dismiss the other claims alleging that the defendants knowingly made false statements to avoid transmitting money to the government. The trial date with respect to this matter is set for May 21, 2018. The defendants have filed a motion for summary judgment in the case. A motion and supplemental motion for summary judgment have been filed on behalf of the Company. Oral argument on the motion for summary judgment is set for November 8, 2017. In 2015 the Company recorded a loss contingency accrual based on a reasonable estimate of the probable losses that might arise from this matter; this loss contingency accrual did not have a material effect on our results of operations. However, the Company may ultimately be subject to greater losses resulting from the litigation. The Company intends to continue to vigorously defend this action.
Other Matters
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of October 3, 2017. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

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
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding estimated costs associated with our closure of underperforming restaurants, the implementation and results of strategic initiatives and our future financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including new restaurant initiatives and operational strategies to improve the performance of our restaurant portfolio; our ability to maintain compliance with debt covenants and continue to access financing necessary to execute our business strategy; costs associated with our data security incident, including losses associated with settling payment card networks’ expected claims; the success of our marketing efforts; our ability to open new restaurants on schedule; current economic conditions; price and availability of commodities; our ability to adequately staff our restaurants; changes in labor costs; consumer confidence and spending patterns; consumer reaction to industry related public health issues and perceptions of food safety; seasonal factors; weather; and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended January 3, 2017.
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
Restaurant Contribution and Restaurant Contribution Margin
Restaurant contribution represents restaurant revenue less restaurant operating costs which are cost of sales, labor, occupancy and other restaurant operating costs. Restaurant contribution margin represents restaurant contribution as a percentage of restaurant revenue.
Management believes that restaurant contribution and restaurant contribution margin are important tools for investors and other interested parties because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management also uses restaurant contribution and restaurant contribution margin as metrics to evaluate the profitability of incremental sales at our restaurants, restaurant performance across periods and restaurant financial performance compared with competitors. Restaurant contribution and restaurant contribution margin are supplemental measures of the operating performance of our restaurants and are not reflective of the underlying performance of our business because corporate-level expenses are excluded from these measures.

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
The presentation of restaurant contribution, restaurant contribution margin, EBITDA and adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or to be superior to, the financial information prepared and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We use these non-GAAP financial measures for financial and operational decision making and as a means to evaluate period-to-period comparisons. We believe that they provide useful information to management and investors about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making.
Recent Trends, Risks and Uncertainties
Restaurant Development. In 2016, we significantly reduced our rate of company-owned restaurant unit growth, which we anticipate will result in our revenue growing at a slower rate than would be expected if our unit growth rate continued at the historical rate. In 2017, we will open 13 company-owned restaurants; 11 openings occurred in the first three quarters of 2017. We will not open restaurants in new markets for the remainder of 2017 or 2018, and most of our openings have been and will continue to be in well-established markets where we maintain strong brand awareness and restaurant-level financial performance that exceeds company averages. We believe this more moderate growth strategy will enhance our ability to focus on improving restaurant operations and profitability. We will continue to evaluate our company-owned restaurant growth rate based on our operational and financial performance, capital resources and real estate opportunities. Furthermore, pre-opening costs have decreased and we anticipate them to continue to decrease as a result of the more moderate anticipated growth rate.
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
Comparable Restaurant Sales. In the third quarter of 2017, comparable restaurant sales decreased 3.5% system-wide, decreased 3.8% for company-owned restaurants, and decreased 1.6% for franchise restaurants. During the first three quarters of 2017, comparable restaurant sales decreased 3.0% system-wide, decreased 3.4% for company-owned restaurants, and decreased 0.3% for franchise restaurants. Comparable restaurant sales represent year-over-year sales comparisons for restaurants open for at least 18 full periods. Our comparable restaurant sales decreased primarily as a result of underperformance at company-owned restaurants.
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

Results of Operations
The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3, 2017	September 27, 2016	October 3, 2017	September 27, 2016
	(in thousands, unaudited)
Net loss	$(8,335)	$(9,841)	$(36,995)	$(26,301)
Depreciation and amortization	6,183	7,006	18,729	20,983
Interest expense, net	893	738	2,828	1,964
(Benefit) provision for income taxes	(41)	41	230	1,124
EBITDA	$(1,300)	$(2,056)	$(15,208)	$(2,230)
Restaurant impairments, closure costs and asset disposals (1)	10,263	2,283	35,147	14,547
Litigation settlement (2)	—	3,000	(421)	3,000
Fees and costs related to the registration statement and related transactions (3)	—	—	679	—
Severance costs (4)	248	1,740	580	1,740
Stock-based compensation expense (5)	248	1,219	1,193	2,192
Adjusted EBITDA	$9,459	$6,186	$21,970	$19,249
_____________________

(1)
The third quarter of 2017 includes the impairment of 18 restaurants, compared to no restaurant impairments during the third quarter of 2016. The first three quarters of 2017 include the closure costs related to the 55 restaurants closed in the first quarter of 2017 and the impairment of 31 restaurants. The first three quarters of 2016 include the impairment of 12 restaurants. All periods include the ongoing closure costs of restaurants closed in the fourth quarter of 2015. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

(2)
The first three quarters of 2017 includes a gain on an employment-related litigation settlement due to final settlement being less than what the Company had previously accrued. The third quarter of 2016 included the initial charge of $3.0 million recorded to cover the estimated costs of an employment-related litigation settlement.

(3)	The first three quarters of 2017 include expenses related to the registration statement the Company filed in the first quarter of 2017, which registration statement was later withdrawn.

(4)
The first three quarters of 2017 include severance costs related to the departure of our Chief Operations Officer and additional changes to operations departmental structure. The third quarter of 2016 included severance costs from a reduction in headcount as a result of reducing new restaurant development.

(5)
Included in stock-based compensation expense in the third quarter of 2016 and in the first three quarters of 2016 is a $0.7 million charge for modifying the outstanding stock options for Kevin Reddy, who resigned from his positions as the Chairman of the Board and Chief Executive Officer of the Company in July 2016.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3, 2017	September 27, 2016	October 3, 2017	September 27, 2016
Company-Owned Restaurant Activity
Beginning of period	413	443	457	422
Openings	—	12	11	34
Closures	—	—	(55)	(1)
Restaurants at end of period	413	455	413	455
Franchise Restaurant Activity
Beginning of period	73	71	75	70
Openings	1	2	3	4
Closures	(8)	—	(12)	(1)
Restaurants at end of period	66	73	66	73
Total restaurants	479	528	479	528

The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3, 2017	September 27, 2016	October 3, 2017	September 27, 2016
Revenue:
Restaurant revenue	99.0%	99.0%	99.0%	99.0%
Franchising royalties and fees	1.0%	1.0%	1.0%	1.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below): (1)
Cost of sales	26.5%	27.3%	26.9%	26.9%
Labor	32.6%	33.7%	33.2%	33.2%
Occupancy	11.2%	11.4%	11.6%	11.5%
Other restaurant operating costs	14.0%	15.2%	14.4%	15.2%
General and administrative	8.6%	12.4%	8.7%	9.8%
Depreciation and amortization	5.4%	5.7%	5.4%	5.9%
Pre-opening	0.1%	0.7%	0.3%	0.8%
Restaurant impairments, closure costs and asset disposals	9.0%	1.9%	10.2%	4.1%
Total costs and expenses	106.6%	107.4%	109.9%	106.5%
Loss from operations	(6.6)%	(7.4)%	(9.9)%	(6.5)%
Interest expense, net	0.8%	0.6%	0.8%	0.5%
Loss before income taxes	(7.3)%	(8.0)%	(10.7)%	(7.0)%
(Benefit) provision for income taxes	—%	—%	0.1%	0.3%
Net loss	(7.3)%	(8.0)%	(10.8)%	(7.3)%
______________________________

(1)	As a percentage of restaurant revenue.

Third Quarter Ended October 3, 2017 Compared to Third Quarter Ended September 27, 2016
The table below presents our unaudited operating results for the third quarters of 2017 and 2016, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	October 3, 2017	September 27, 2016	$	%

	(in thousands)
Revenue:
Restaurant revenue	$113,020	$121,442	$(8,422)	(6.9)%
Franchising royalties and fees	1,191	1,239	(48)	(3.9)%
Total revenue	114,211	122,681	(8,470)	(6.9)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	29,955	33,112	(3,157)	(9.5)%
Labor	36,897	40,973	(4,076)	(9.9)%
Occupancy	12,709	13,792	(1,083)	(7.9)%
Other restaurant operating costs	15,811	18,470	(2,659)	(14.4)%
General and administrative	9,807	15,251	(5,444)	(35.7)%
Depreciation and amortization	6,183	7,006	(823)	(11.7)%
Pre-opening	69	856	(787)	(91.9)%
Restaurant impairments, asset disposals and closure costs	10,263	2,283	7,980	*
Total costs and expenses	121,694	131,743	(10,049)	(7.6)%
Loss from operations	(7,483)	(9,062)	1,579	17.4%
Interest expense, net	893	738	155	21.0%
Loss before income taxes	(8,376)	(9,800)	1,424	14.5%
(Benefit) provision for income taxes	(41)	41	(82)	*
Net loss	$(8,335)	$(9,841)	$1,506	15.3%
Company-owned:
Average unit volumes	$1,066	$1,087	$(21)	(1.9)%
Comparable restaurant sales	(3.8)%	(0.9)%
__________________

*	Not meaningful.

Revenue
Total revenue decreased $8.5 million in the third quarter of 2017, or 6.9%, to $114.2 million, compared to $122.7 million in the third quarter of 2016. This decrease was due to the impact of closing 55 company-owned restaurants in the first quarter of 2017 and the decline in comparable company-owned restaurant sales, partially offset by additional restaurant openings since the beginning of the third quarter of 2016. Additionally, AUVs decreased $21,000 compared to the prior year. AUV’s for the trailing twelve months were $1,066,000.
Comparable restaurant sales decreased by 3.8% at company-owned restaurants, decreased by 1.6% at franchise-owned restaurants and decreased by 3.5% system-wide in the third quarter of 2017.

Cost of Sales
Cost of sales decreased by $3.2 million, or 9.5%, in the third quarter of 2017 compared to the same period of 2016, due primarily to the decrease in restaurant revenue in the third quarter of 2017. As a percentage of restaurant revenue, cost of sales decreased to 26.5% in the third quarter of 2017 from 27.3% in third quarter of 2016. The decrease as a percentage of restaurant revenue was primarily due to less promotional activity and favorable beef pricing.
Labor Costs
Labor costs decreased by $4.1 million, or 9.9%, in the third quarter of 2017 compared to the same period of 2016, due primarily to the decrease in restaurant revenue in the third quarter of 2017. As a percentage of restaurant revenue, labor costs decreased to 32.6% in the third quarter of 2017 from 33.7% in the third quarter of 2016. The decrease as a percentage of restaurant revenue was driven by the benefit of closing underperforming restaurants in the first quarter of 2017 and labor savings initiatives.
Occupancy Costs
Occupancy costs decreased by $1.1 million, or 7.9%, in the third quarter of 2017 compared to the third quarter of 2016. As a percentage of revenue, occupancy costs decreased to 11.2% in the third quarter of 2017, compared to 11.4% in the third quarter of 2016. The decrease was due primarily to the favorable impact of restaurant closures during the first quarter of 2017.
Other Restaurant Operating Costs
Other restaurant operating costs decreased by $2.7 million, or 14.4%, in the third quarter of 2017 compared to the third quarter of 2016, due primarily to decreased restaurant revenue in the third quarter of 2017 and lower marketing expense. As a percentage of restaurant revenue, other restaurant operating costs decreased to 14.0% in the third quarter of 2017 from 15.2% in the third quarter of 2016, due primarily to a reduction in marketing spending.
General and Administrative Expense
General and administrative expense decreased by $5.4 million, or 35.7%, in the third quarter of 2017 compared to the third quarter of 2016, primarily attributable to the recognition of $2.5 million of severance expenses and the initial $3.0 million charge related to the employment-related litigation settlement in the third quarter of 2016. As a percentage of revenue, general and administrative expense decreased to 8.6% in the third quarter of 2017 from 12.4% in the third quarter of 2016.
Depreciation and Amortization
Depreciation and amortization decreased by $0.8 million, or 11.7%, in the third quarter of 2017 compared to the third quarter of 2016. As a percentage of revenue, depreciation and amortization decreased to 5.4% in the third quarter of 2017 from 5.7% in the third quarter of 2016, due primarily to restaurants impaired or closed in prior quarters.
Pre-Opening Costs
Pre-opening costs decreased by $0.8 million, or 91.9%, in the third quarter of 2017 compared to the third quarter of 2016. As a percentage of revenue, pre-opening costs decreased to 0.1% in the third quarter of 2017 from 0.7% in the third quarter of 2016. The decrease in pre-opening costs was due to fewer restaurants under construction compared to the comparable period in the prior year.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals increased by $8.0 million in the third quarter of 2017 compared to the third quarter of 2016. The increase was primarily due to the impairment of 18 restaurants during the third quarter of 2017, partially offset by a $1.1 million charge to reduce capitalized labor and overhead as a result of the reduced growth for new restaurant development recognized in the third quarter of 2016. Additionally, the third quarter of 2016 included a $0.4 million gain from insurance proceeds received for property damage in excess of the loss recognized.
Each quarter we evaluate possible impairment of fixed assets at the restaurant level and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. There can be no assurance that such evaluations will not result in additional impairment costs in future periods.
Interest Expense
Interest expense increased by $0.2 million in the third quarter of 2017 compared to the third quarter of 2016. The increase was the result of an increase in the average interest rate on our credit facility in the third quarter of 2017 compared to the third quarter of 2016 and higher amortization of debt issuance costs, partially offset by lower average debt balances during the third quarter of 2017 compared to the prior year.

Provision (Benefit) for Income Taxes
The effective tax rate for both the third quarter of 2017 and 2016 reflects the impact of a valuation allowance against U.S. and Canadian deferred tax assets. As of October 3, 2017, we continued to maintain a full valuation allowance on our U.S. and Canadian deferred tax assets due to uncertainty regarding the realizability of future tax benefits. The effective tax rate was 0.5% for the third quarter of 2017 compared to (0.4)% for the third quarter of 2016 due to changes in pre-tax book income. For the remainder of fiscal 2017 we do not anticipate material income tax expense or benefit because of the valuation allowance recorded.

Three Quarters Ended October 3, 2017 Compared to Three Quarters Ended September 27, 2016
The table below presents our unaudited operating results for the first three quarters of 2017 and 2016, and the related period-over-period changes.

	Three Fiscal Quarters Ended		Increase / (Decrease)
	October 3, 2017	September 27, 2016	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$340,175	$354,511	$(14,336)	(4.0)%
Franchising royalties and fees	3,543	3,563	(20)	(0.6)%
Total revenue	343,718	358,074	(14,356)	(4.0)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	91,640	95,465	(3,825)	(4.0)%
Labor	112,921	117,723	(4,802)	(4.1)%
Occupancy	39,340	40,794	(1,454)	(3.6)%
Other restaurant operating costs	49,152	53,958	(4,806)	(8.9)%
General and administrative	29,866	35,128	(5,262)	(15.0)%
Depreciation and amortization	18,729	20,983	(2,254)	(10.7)%
Pre-opening	860	2,689	(1,829)	(68.0)%
Restaurant impairments, asset disposals and closure costs	35,147	14,547	20,600	*
Total costs and expenses	377,655	381,287	(3,632)	(1.0)%
Loss from operations	(33,937)	(23,213)	(10,724)	(46.2)%
Interest expense, net	2,828	1,964	864	44.0%
Loss before income taxes	(36,765)	(25,177)	(11,588)	(46.0)%
Provision for income taxes	230	1,124	(894)	(79.5)%
Net loss	$(36,995)	$(26,301)	$(10,694)	(40.7)%
Company-owned:
Average unit volumes	$1,066	$1,087	$(21)	(1.9)%
Comparable restaurant sales	(3.4)%	(0.6)%
________________

*	Not meaningful.

Revenue
Total revenue decreased by $14.4 million, or 4.0%, in the first three quarters of 2017, to $343.7 million compared to $358.1 million in the same period of 2016. This decrease was due to the impact of closing 55 company-owned restaurants in the first quarter of 2017 and the decline in comparable company-owned restaurant sales, partially offset by additional restaurant openings since the beginning of 2016.
Comparable restaurant sales decreased by 3.4% at company-owned restaurants, decreased by 0.3% at franchise-owned restaurants and decreased by 3.0% system-wide in the first three quarters of 2017.
Cost of Sales
Cost of sales decreased by $3.8 million, or 4.0%, in the first three quarters of 2017 compared to the same period of 2016, due primarily to the decrease in restaurant revenue in the first three quarters of 2017. As a percentage of restaurant revenue, cost of sales remained flat at 26.9% in the first three quarters of 2017 compared to the first three quarters of 2016.
Labor Costs
Labor costs decreased by $4.8 million, or 4.1%, in the first three quarters of 2017 compared to the same period of 2016, due primarily to the decrease in restaurant revenue in the first three quarters of 2017. As a percentage of restaurant revenue, labor costs remained flat at 33.2% in the first three quarters of 2017 compared to the first three quarters of 2016.
Occupancy Costs
Occupancy costs decreased by $1.5 million, or 3.6%, in the first three quarters of 2017 compared to the first three quarters of 2016, due primarily to the favorable impact of restaurant closures during the latter part of the first quarter of 2017. As a percentage of revenue, occupancy costs increased to 11.6% in first three quarters of 2017, compared to 11.5% in the first three quarters of 2016, primarily due to deleverage on lower AUVs.
Other Restaurant Operating Costs
Other restaurant operating costs decreased by $4.8 million, or 8.9%, in the first three quarters of 2017 compared to the first three quarters of 2016, due primarily to decreased restaurant revenue in the first three quarters of 2017 and lower marketing expense. As a percentage of restaurant revenue, other restaurant operating costs decreased to 14.4% in the first three quarters of 2017, compared to 15.2% in the first three quarters of 2016, due primarily to a reduction in marketing spending.
General and Administrative Expense
General and administrative expense decreased by $5.3 million, or 15.0%, in the first three quarters of 2017 compared to the first three quarters of 2016, due primarily to the recognition of $2.5 million of severance expenses and the initial $3.0 million charge related to the employment-related litigation settlement in the third quarter of 2016. As a percentage of revenue, general and administrative expense decreased to 8.7% in the first three quarters of 2017 compared to 9.8% in the first three quarters of 2016.
Depreciation and Amortization
Depreciation and amortization decreased by $2.3 million, or 10.7%, in the first three quarters of 2017 compared to the first three quarters of 2016. As a percentage of revenue, depreciation and amortization decreased to 5.4% in the first three quarters of 2017, compared to 5.9% in the first three quarters of 2016, due to restaurants impaired or closed in prior quarters.
Pre-Opening Costs
Pre-opening costs decreased by $1.8 million, or 68.0%, in the first three quarters of 2017 compared to the first three quarters of 2016. As a percentage of revenue, pre-opening costs decreased to 0.3% in the first three quarters of 2017 compared to 0.8% in the first three quarters of 2016. The decrease in pre-opening costs was due to fewer restaurants under construction compared to the comparable period in the prior year.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals increased by $20.6 million in the first three quarters of 2017 compared to the first three quarters of 2016. The increase was primarily due to the closure of 55 restaurants in the first quarter of 2017 and the impairment of 31 restaurants during the first three quarters of 2017, compared to the impairment of 12 restaurants during the first three quarters of 2016. Both periods include ongoing costs of restaurants closed in the fourth quarter of 2015.

Interest Expense
Interest expense increased by $0.9 million in the first three quarters of 2017 compared to the same period of 2016. The increase was the result of an increase in the average interest rate on our credit facility in the first three quarters of 2017 compared to the first three quarters of 2016, and higher amortization of debt issuance costs, partially offset by lower average debt balances during the first three quarters of 2017 compared to the prior year.
Provision for Income Taxes
In the first three quarters of 2017, we had a provision for income taxes of $0.2 million compared to a provision for income taxes of $1.1 million in the first three quarters of 2016. During the first quarter of 2016, the Company recorded a valuation allowance against Canadian deferred tax assets. During the second quarter of 2016, the Company determined that it was appropriate to record a valuation allowance against U.S. deferred tax assets. As a result, the effective tax rate for the first three quarters of 2017 and 2016, reflects the impact of a valuation allowance against U.S. and Canadian deferred tax assets. The provision for income taxes for the first three quarters of 2016 was primarily related to the establishment of the valuation allowance against U.S. deferred tax assets. As of October 3, 2017, we continued to maintain a full valuation allowance on our U.S. and Canadian deferred tax assets due to uncertainty regarding the realizability of future tax benefits. As a result, the effective tax rate was (0.6)% for the first three quarters of 2017 compared to (4.5)% for the first three quarters of 2016. For the remainder of fiscal 2017 we do not anticipate material income tax expense or benefit because of the valuation allowance recorded.

Liquidity and Capital Resources
Summary of Cash Flows
Historically, our primary sources of liquidity and cash flows were operating cash flows and borrowings on our revolving line of credit. In the first quarter of 2017, in order to pursue our operational strategies and fund obligations such as the liabilities to landlords from the termination of our leases for the restaurants closed in the first quarter of 2017, fees to be paid to our real estate advisor and brokers related to such terminations and other costs of closing restaurants, including severance for terminated employees (“Restaurant Closing Liabilities”) and the Data Breach Liabilities, we determined that we needed additional sources of liquidity. We executed the following transactions to provide us with additional liquidity: (i) we completed two private placement transactions for aggregate gross proceeds to us of $50.0 million, and (ii) we also amended our credit agreement to increase our flexibility under the credit facility.
We have historically used cash to fund capital expenditures for new restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital; however, due to our anticipated modest unit growth, cash required for new restaurant openings has been correspondingly reduced. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have up to 30 days to pay our vendors. We believe that expected cash flow from operations, the proceeds received from the private placement transactions and existing borrowing capacity under our credit facility are adequate to fund debt service requirements, operating lease obligations, capital expenditures, the Restaurant Closing Liabilities, the Data Breach Liabilities and working capital obligations for the remainder of fiscal year 2017.
Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Three Fiscal Quarters Ended
	October 3, 2017	September 27, 2016
Net cash (used in) provided by operating activities	$(6,929)	$16,064
Net cash used in investing activities	(17,468)	(33,284)
Net cash provided by financing activities	24,652	17,232
Effect of exchange rate changes on cash	(4)	42
Net increase in cash and cash equivalents	$251	$54
Operating Activities
Net cash used in operating activities was $6.9 million for the first three quarters of 2017, as compared to net cash provided by operating activities of $16.1 million for the first three quarters of 2016. The decrease resulted primarily from payments to landlords for lease terminations of $8.5 million, a litigation settlement payment of $2.6 million, a payment for the data breach liabilities of $4.0 million, and other working capital changes.

Investing Activities
Net cash flows used in investing activities decreased to $17.5 million for the first three quarters of 2017 from $33.3 million for the first three quarters of 2016, primarily due to the reduction in new restaurant development during 2017.
Financing Activities
Net cash provided by financing activities was $24.7 million and $17.2 million for first the three quarters of 2017 and 2016, respectively. The increase in net cash provided by financing activities is primarily due to the net proceeds received from the private placement transactions that occurred during the first quarter of 2017, net of repayments on long-term debt.
Capital Resources
Future Capital Expenditure Requirements. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings. Our real estate development growth has been and will continue to be reduced in upcoming quarters, compared to our historical rates. Our real estate development program is dependent upon many factors, including economic conditions, real estate markets, site locations and the nature of lease agreements. Our capital expenditure outlays are also dependent on costs for maintenance and remodeling of our existing restaurants as well as information technology expenses and other general corporate capital expenditures.
We estimate capital expenditures for the remainder of 2017 to be in the range of approximately $2.5 million to $4.5 million for a total of $20.0 million to $22.0 million for the fiscal year, of which $6.0 million to $8.0 million relates to our construction of new restaurants before any reductions for landlord reimbursements, and the remainder relates primarily to reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by a combination of cash from operations, funding received from the two private placements that occurred during the first quarter of 2017, and borrowings under our revolving credit facility.
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
Liquidity. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for the next twelve months. Additionally, a significant use of cash in 2017, and continuing into 2018, relates to funding of the Restaurant Closing Liabilities, which we anticipate will total approximately $18.0 million to $23.0 million, including (i) $17.0 million to $22.0 million relating to the termination of leases, including related fees and expenses. We have paid approximately $9.0 million to date and the remainder of approximately $9.0 million to $14.0 million is expected to be paid out over the next six to 12 months.
Credit Facility
We maintain a $100.0 million revolving line of credit under our credit facility. The revolving line of credit includes a swing line loan of $10.0 million used to fund working capital requirements. The credit facility matures in June 2020.
Subsequent to the three quarters ended October 3, 2017, we entered into an amendment to our credit facility on November 8, 2017. Among other things, the amendment (i) increases the lease adjusted leverage ratios and decreases the fixed charge coverage ratios, (ii) increases the interest rate margin applicable to the total lease adjusted leverage levels at and above 3.75:1.00, (iii) adds mandatory prepayments of $2.5 million per quarter beginning with the fourth quarter of 2017, (iv) provides for a maturity date of June 4, 2019, (v) modifies the capital expenditure covenant so that it applies to all capital expenditures and not only growth capital expenditures and permits total capital expenditures of up to $22.0 million in 2017 and $10.0 million per year thereafter, and (vi) makes certain other changes.
As of October 3, 2017, we had $65.0 million of indebtedness and $3.0 million of letters of credit outstanding under our revolving line of credit. Borrowings under the agreement as amended bear interest, at the Company’s option, at either (i) LIBOR plus 2.50% to 3.75%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus 1.50% to 2.75%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. The credit facility includes a commitment fee of 0.35% to 0.55%, based on the lease-adjusted leverage ratio, per year on any unused portion of the credit facility. We also maintain outstanding letters of credit to secure obligations under our workers’ compensation program and certain lease obligations.

Availability of borrowings under the revolving line of credit is conditioned on our compliance with specified covenants, including a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. We are subject to a number of other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments. As of October 3, 2017, we were in compliance with all of our debt covenants.
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
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of October 3, 2017.

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
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of October 3, 2017, we had $65.0 million of indebtedness under our revolving line of credit. An increase or decrease of 1.0% in the effective interest rate applied on this loan would have resulted in a pre-tax interest expense fluctuation of approximately $0.7 million on an annualized basis.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage requirements directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that has affected our results from 2015 through the third quarter of 2017. We expect wage inflation to continue to affect our results in the near future.

Item 4. Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 3, 2017, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

PART II

Item 1. Legal Proceedings
Data Security Litigation
On June 28, 2016, we announced that a data security incident compromised the security of the payment information of some customers who used debit or credit cards at certain Noodles & Company locations between January 31, 2016 and June 2, 2016. In addition to claims by payment card companies with respect to the data security incident, we were a defendant in a purported class action lawsuit in the United States District Court for the District of Colorado (the “Court”), Selco Community Credit Union vs. Noodles & Company, alleging that we negligently failed to provide adequate security to protect the payment card information of customers of the plaintiffs and those of other similarly situated credit unions, banks and other financial institutions alleged to be part of the putative class, causing those institutions to suffer financial losses (the “Selco Litigation”). The complaint in the Selco Litigation also claimed we were negligent per se based on alleged violations of Section 5 of the Federal Trade Commission Act and sought monetary damages, injunctive relief and attorneys’ fees. On July 21, 2017, the Court granted a Motion to Dismiss in the Selco Litigation in favor us. A notice of appeal of the dismissal was filed on August 15, 2017. Subsequent to the three quarters ended October 3, 2017, on November 2, 2017 a mediation was held and a settlement, which will be funded entirely by insurance proceeds, was reached, which will result in a dismissal of the appeal and a resolution of the Selco Litigation.
Delaware Gift Card Litigation
As previously disclosed in prior reports filed with the SEC, the Company is named as a defendant in an action filed in the Superior Court of Delaware in New Castle County (the “Court”), entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleges that a number of large retailers and restaurant companies, including the Company, knowingly refused to fulfill obligations under Delaware’s Abandoned Property Law by failing to report and deliver “unclaimed gift card funds” to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an order that we cease and desist from violating the Delaware Abandoned Property Law, monetary damages (including treble damages under the False Claims and Reporting Act), penalties, and attorneys’ fees and costs. On November 23, 2015, the Court ruled on a motion to dismiss the complaint. While the Court granted the motion to dismiss with respect to a claim alleging that the defendants intended to defraud the government or willfully concealed property owed to the government and for which a certificate or receipt was provided, it did not dismiss the other claims alleging that the defendants knowingly made false statements to avoid transmitting money to the government. The trial date with respect to this matter is set for May 21, 2018. The defendants have filed a motion for summary judgment in the case. A motion and supplemental motion for summary judgment have been filed on behalf of us. Oral argument on the motion for summary judgment is set for November 8, 2017. In 2015 we recorded a loss contingency accrual based on a reasonable estimate of the probable losses that might arise from this matter; this loss contingency accrual did not have a material effect on our results of operations. However, we may ultimately be subject to greater losses resulting from the litigation. We intend to continue to vigorously defend this action.
Other Matters
In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of October 3, 2017. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended January 3, 2017.  There have been no material changes to our Risk Factors as previously reported.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Stock Option Agreement between Noodles & Company and Paul Murphy effective July 10, 2017
10.2	Restricted Stock Unit Agreement between Noodles & Company and Paul Murphy for time-vesting restricted stock units effective July 10, 2017
10.3	Restricted Stock Unit Agreement between Noodles & Company and Paul Murphy for performance-vesting restricted stock units effective July 10, 2017
10.4	Stock Option Agreement between Noodles & Company and Dave Boennighausen effective September 21, 2017
10.5	Restricted Stock Unit Agreement between Noodles & Company and Dave Boennighausen for time-vesting restricted stock units effective September 21, 2017
10.6	Restricted Stock Unit Agreement between Noodles & Company and Dave Boennighausen for performance-vesting restricted stock units effective September 21, 2017
10.7	Form of Noodles & Company Stock Option Agreement for Employees
10.8	Form of Noodles & Company Restricted Stock Unit Agreement for Employees
10.9	Form of Noodles & Company Restricted Stock Unit Agreement for Non-Employee Directors
10.10
Amendment No. 6 to the Amended and Restated Credit Agreement, dated as of November 8, 2017, by and among Noodles & Company, each of the Guarantors signatory thereto, Bank of America, N.A., as administrative agent and the lenders signatory thereto

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

NOODLES & COMPANY
By:	/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen Chief Executive Officer
Date	November 9, 2017