Form 10-K
period 2018-01-02
NOODLES & Co
filed 2018-03-15
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2018
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of July 4, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $61.4 million. This amount was calculated based on the closing price of the common stock on July 4, 2017 on the Nasdaq Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of March 6, 2018, there were 39,605,699 shares of the registrant’s Class A common stock, par value of $0.01 per share, and 1,522,098 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to its 2018 Annual Meeting of Stockholders, to be held on or about May 16, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K, where so indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

PART I
ITEM 1.    Business
General
Noodles & Company is a restaurant concept offering lunch and dinner within the fast-casual segment of the restaurant industry. We opened our first location in Denver, Colorado in 1995, offering noodle and pasta dishes, staples of many cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, soups, salads and appetizers. We believe that we offer our customers value, with per person spend of $8.81 for the fiscal year ended January 2, 2018.
We offer nearly 20 globally inspired dishes together on a single menu that can be enjoyed inside our restaurants, taken to-go, or, in some areas, delivered to our customers. We believe we will benefit from trends in consumer preferences such as the broader demand for international cuisines and the increasing desire for convenience. At many restaurants, customers are limited to a particular ethnic cuisine or type of dish, such as a sandwich, burrito or burger. At Noodles & Company, we aim to eliminate the “veto vote” by satisfying the preferences of a wide range of customers, whether a family or parent with kids, a group of coworkers, an individual or a large party.
We believe that our globally inspired menu, focused on noodle and pasta dishes, differentiates us from other restaurants. We believe our attributes—global flavors, variety, dishes prepared-to-order and fast service—allow us to compete against multiple segments throughout the restaurant industry and provide us a larger addressable market for lunch and dinner than competitors who focus on a single cuisine. We believe we provide a pleasant dining experience by quickly delivering fresh food with friendly service at a price point we believe is attractive to our customers. We also believe that our menu is well suited for off-premise dining occasions in which customers order at our restaurant or online but then eat their meal at their home or office.

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
Our Concept and Business Strengths
Variety. We have purposefully chosen a range of healthy to indulgent dishes to satisfy multiple dietary preferences. Our menu encourages customers to customize their meals to meet their tastes and nutritional preferences with our selection of 14 fresh vegetables and seven proteins.
All of our dishes are cooked-to-order with fresh, high quality ingredients sourced from our carefully selected suppliers. Our commitment to the freshness of our ingredients is further demonstrated by our use of seasonal ingredients and healthy add-in options (such as organic tofu). Our culinary team strives to develop new dishes and limited time offerings to further reinforce our World Kitchen brand positioning and regularly provide our customers additional options. For example, during 2017 we offered as new dishes or limited time offerings items such as Thai Green Curry, Spicy Chipotle Adobo and Truffle Mac & Cheese. This focus on culinary innovation allows us to prepare and serve high quality food and meet changing consumer trends.
Value. The value we offer, the quality of our food and the welcoming ambiance of our restaurants creates an overall customer experience that we believe is unique and differentiated. Our per person spend is competitive not only within the fast-casual segment, but also within the quick-service segment. We deliver value by combining a family-friendly dining environment with the opportunity to enjoy many dishes containing a variety of fresh ingredients. We also offer Kids Meals which, at a fixed low price, offer the opportunity for parents to feed their children a balanced meal with sides such as broccoli, carrots, fruit, applesauce and a smaller portion of our house made rice crispy treat.

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
We also believe that our experience meets consumers’ increasing desire for speed and convenience. A substantial amount of our revenue is derived from customers who consume their meal off-premise, either by ordering at the restaurant and taking the food to go or by ordering ahead of time through online, phone-in and delivery channels.
Consistent with our culture of enhanced customer service, we seek to hire individuals who will deliver prompt, attentive service by engaging customers the moment they enter our restaurants. Our training philosophy empowers both our restaurant managers and team members to add a personal touch when serving our customers, such as coming out from behind the counter to explain our menu and guide customers to the right dish. Our restaurant managers are critical to our success, as we believe that their entrepreneurial spirit and outreach efforts build our brand in our communities. We call our cashiers “Noodle Ambassadors” to highlight their role in helping our customers explore our global menu. After our customers order at the counter, their food is delivered to their table by our friendly team members.
Our Operational Strategy
We believe our brand and globally inspired menu resonates with consumers, and we believe our restaurants and team members provide customers a unique and high-quality experience. We are focused on offering customers flavorful, cooked-to-order dishes in a warm and welcoming environment at an attractive value.
In order to improve our profitability and earnings, as well as deliver an exceptional dining experience, in 2017 we enacted initiatives to enhance our menu offerings and improve our operational consistency. We also closed a group of underperforming restaurants that had been negatively impacting our profitability. We continue to execute on a strategy, outlined herein, to improve the operational and financial performance of our restaurant base.
Restaurant initiatives. Our plan to improve our performance includes the following four key strategies:

•
Focusing on our global flavors and menu offerings. We believe that our globally inspired menu, focused on noodle and pasta dishes, differentiates us from other restaurants. We also believe this global variety, which includes a range of healthy to indulgent dishes that are cooked to order with fresh, high-quality ingredients, remains a competitive strength. In 2017 our limited-time offers included Spicy Chipotle Adobo and Thai Green Curry with shrimp, both of which are new dishes with distinctive flavor profiles. Also, in October of 2017 we launched nationally a Macaroni & Cheese menu which incorporated a higher quality cheese sauce into our top-selling Wisconsin Mac & Cheese. With this launch we also featured a Buffalo Mac & Cheese, Truffle Mac & Cheese and Barbecue Pork Mac. While we will continue to execute on our culinary initiatives we also believe that we have opportunities to better communicate our positioning to our customers, both inside our restaurants and through digital, social and media outlets.

•
Improving efficiencies and unit-level margins. We believe that there is significant opportunity to improve our operational consistency as well as our overall unit level margins. In October 2016, we reduced the size of our core menu from 28 entrée items to 19 entrée items, removing menu items that did not sell well and were challenging for our teams to execute. During 2017, we improved several processes inside our restaurants, such as the introduction of a produce chopper to improve consistency and labor efficiency in our restaurants. We believe we have additional opportunity to improve efficiencies in our business and economic models. As an example, in 2018 we intend to complete the national roll out of self-bussing stations, which we believe will reduce labor hours and improve cleanliness in our restaurants. We also believe that we have opportunity in our supply chain and food preparation procedures to reduce inbound ingredient costs and improve labor efficiency.

•
Enhancing convenience for our customers. We believe there is significant opportunity in increasing convenience for our customers. In 2017, we launched nationally our NoodlesREWARDS program, a loyalty program that also allows our customers the convenience of ordering their favorites quickly and easily as they earn rewards for free or discounted food. We have also begun a national rollout of dedicated pick-up areas for customers who order and pay ahead so that they can have a faster and more convenient takeout experience. Finally, we have continued to expand our delivery program through select third party providers, which offers an additional level of convenience for our customers.

•
Improving manager selection, training and development of our teams. We have increased the focus on the selection, training and development of our restaurant teams. We have initiated the use of new assessment tools in management hiring, and we have implemented certain changes to our restaurant compensation program to encourage team member retention. We have also begun rolling out new training tools and learning management systems to improve execution and encourage career development within our teams. Finally, we have begun a thorough, disciplined process of sharing best practices throughout the organization.

Restaurant Portfolio and Franchising
Restaurant Portfolio. As of January 2, 2018, we had 412 company-owned restaurants and 66 franchise restaurants in 29 states and the District of Columbia. Our restaurants are typically 2,600 to 2,700 square feet and are located in end-cap, in-line or free-standing locations across a variety of urban and suburban markets. During the near-term we anticipate limited unit growth as we allow time for our operational, financial and customer initiatives to become effective. We also anticipate that during this period we will be able to test and define a prototype for new restaurants that will better facilitate future expansion and better meet the needs of the changing consumer experience.
Over the past two years, we announced and executed our strategy to close underperforming restaurants and reduce restaurant growth. We also announced plans to refranchise restaurants in certain of our markets. We continue to expect that we will refranchise restaurants in selected markets in the future, but do not anticipate significant refranchising transactions to occur in 2018.
Restaurant Closings. We closed 55 restaurants in the first quarter of 2017. These restaurants significantly underperformed our restaurant averages, as measured by average unit volumes (“AUVs”), restaurant contribution margin and cash flow. Many of these restaurants were open for only the last three or four years in newer markets where brand awareness of our restaurants was not as strong and where it has been more difficult to adequately staff our restaurants. Our closing of these restaurants has had a favorable effect on our restaurant contribution, restaurant contribution margin, adjusted EBITDA, adjusted EBITDA margin and net income.
Reduction in Corporate Restaurant Growth. We continue to reduce our rate of company-owned restaurant unit growth. In 2017, we opened 12 company-owned restaurants and in 2018, we plan to open between one and four company-owned restaurants. We did not open restaurants in new markets in 2017 and do not intend to open restaurants in new markets in 2018; our openings in 2017 were, and in 2018 will primarily be, in well-established markets where we maintain strong brand awareness and restaurant-level financial performance that generally exceeds company averages. We believe this more moderate growth strategy will enhance our ability to focus on improving restaurant operations and profitability. We will continue to evaluate our company-owned restaurant growth rate based on our operational and financial performance, capital resources and real estate opportunities.
Franchising. As of January 2, 2018, we had 66 franchise units in 14 states operated by 12 franchisees. In 2017, our franchisees opened three restaurants and closed 12 restaurants. We look for experienced, well-capitalized franchise partners who are able to leverage their existing infrastructure and local knowledge in a manner that benefits both our franchisees and ourselves. As of January 2, 2018, a total of nine area developers have signed development agreements providing for the opening of 64 additional restaurants in their respective territories. We expect to continue to offer development rights in markets where we do not intend to build company-owned restaurants. We may offer such rights to larger developers who commit to open 10 or more units, or to smaller developers who may commit to open significantly fewer restaurants. We do not currently intend to offer single-unit franchises. We believe the strength and attractiveness of our brand will attract experienced and well-capitalized area developers.
Site Development and Expansion
We consider our site selection and development process critical to our long-term success. We have used a combination of our own internal team and outside real estate consultants to locate, evaluate and negotiate new sites using various criteria. In making site selection decisions, we have also used several analytical tools designed to uncover the key site, demographic, business, retail, competitive and traffic characteristics that drive successful locations.

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
Restaurant Management and Employees. Each restaurant typically has a restaurant manager, an assistant manager and as many as 15 to 25 team members. We cross-train our employees in an effort to create a depth of competency in our critical restaurant functions. Consistent with our emphasis on customer interaction, we encourage our restaurant managers and team members to welcome and interact with customers throughout their visit. To lead our restaurant management teams, we have area managers (each of whom is responsible for between five and 12 restaurants), as well as regional directors (each of whom is responsible for between 50 and 80 restaurants).
Training and Career Development. We believe that our training efforts create a culture of continuous learning and professional growth that allows our team members to continue their career development with us. Within each restaurant, two to four team members are designated to lead the training efforts and ensure a consistent approach to team member development. We produce training materials that encourage individual contributions and participation from our team members while also requiring adherence to certain guidelines and procedures.
Food Preparation and Quality. Our teams use classic professional cooking methods, including par boiling and sautéing many of our vegetables, in full kitchens resembling those of full service restaurants. All team members, including our restaurant managers, spend their first several days working solely with food and learning these techniques, and we spend a significant amount of time ensuring that each team member learns how to prepare and cook our food properly. Despite our more labor-intensive method of food preparation, we believe that we produce food with an efficiency that enables us to compete effectively.
The majority of our restaurants have exhibition-style kitchens. This design demonstrates our commitment to cooking fresh food in an accessible manner. We provide each customer with individual attention and make every effort to respond to customer suggestions and concerns in a personal and hospitable way.
All of our dishes are cooked to order at food safe temperatures or, in the case of salads, subject to our produce washing protocols, which helps to ensure that the food that we serve to our customers is safe. We have designed our food safety and quality assurance programs to maintain high standards for our food and food preparation procedures. Our quality assurance manager oversees comprehensive restaurant and supplier audits based upon the potential food safety risk of each food. We also consider food safety and quality assurance when selecting our distributors and suppliers. Our suppliers are inspected by federal, state and local regulators or other reputable, qualified inspection services, which helps ensure their compliance with all federal food safety and quality guidelines. We regularly inspect our suppliers to ensure that the ingredients we buy conform to our quality standards and that the prices we pay are competitive. We also rely on our own recipes, specifications and protocols to ensure that our food is consistently the best quality that is possible when it is served, including a physical examination of ingredients when they arrive at our restaurants. We train our employees to pay detailed attention to food quality at every stage of the food preparation cycle, and we have developed a daily checklist that our employees use to assess the freshness and quality of food supplies. Finally, we encourage our customers to provide feedback regarding our food quality so that we can identify and resolve problems or concerns as quickly as possible.
Restaurant Marketing
Our marketing efforts seek to increase sales through a variety of channels and initiatives. Community-based restaurant marketing, as well as online, social and other media tools, highlight our competitive strengths, including our varied and healthy menu offerings and the value we offer our customers.

•
Our Menu Offerings. We focus some of our marketing efforts on new menu offerings to broaden our appeal to our customers. We promote these items through a variety of formats including market-wide public relations events, social media marketing, radio promotions, tastings and messaging to our NoodlesREWARDS members. In addition to increasing brand awareness, these promotions also encourage prompt consumer action, resulting in more immediate increases in our customer traffic.

•
Online, Social and Other Media Tools. We rely on our website, www.noodles.com, to promote our business and increase brand awareness. The information on or available through our website is not, and should not be considered, a part of this report. Our customers are encouraged to sign up to receive communications through our NoodlesREWARDS program, updating them on new menu offerings and promotional opportunities. As of January 2, 2018, more than 1.8 million of our customers have signed up to receive communication either through our rewards or e-club programs. We also communicate with our customers using social media, such as our Facebook and Instagram pages, our YouTube and Vimeo channels and our Twitter feed. Our media tools also include advertising and direct mail in local, regional and national print/online media and mass communications including radio and out of home. In July 2017, we launched our NoodlesREWARDS program nationally which has provided a significant opportunity to create deeper relationships with our customers and increase frequency and average spend. Our online and social media engagement provides exciting opportunities to engage with our customers.

•
Digital Advertising. We use targeted digital advertising in many of our markets. We believe this helps to increase top of mind awareness with potential customers and drives both frequency and trial. In addition, digital advertising provides us with the opportunity to promote specific product platforms and offerings such as online ordering.

•
Creating New Meal Occasions. We also focus on ways Noodles & Company can serve customers at different times and in new places. For example, our Kids Meal menu was created for the future foodies of the world, children aged ten and under are invited to design their own meal made fresh-to-order, with quality ingredients, by choosing their entrée, two sides and a drink for around $5. Customers who want to feed a large group can enjoy our catering options comprised of main entrées, sides and desserts. We market these offerings in a variety of ways, including through in-restaurant posters, email, NoodlesREWARDS messages, Facebook posts and other communications outside of our restaurants.

•
Making Noodles & Company Easier to Use. Some of our marketing efforts focus on making our restaurants easier to use. We seek to deliver superior customer service at every opportunity, generating consumer awareness of menu offerings with in-restaurant communications such as displays of our menu offerings that are visible upon entry and table top cards that highlight healthy food offerings. We also continue to implement initiatives to improve convenience for our customers, such as expanding the availability of third party delivery and introducing dedicated pick-up shelving units to increase the speed of the to-go transaction.

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
Seasonality
Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters, due to reduced winter and holiday traffic, and higher in the second and third quarters.
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
We also face competition from firms outside the restaurant industry, such as grocery stores and home meal replacement services, who sell prepared meals for takeout and in some cases, offer delivery service.
Intellectual Property and Trademarks
We own a number of trademarks and service marks registered or pending with the U.S. Patent and Trademark Office (“PTO”). The marks we have registered with the PTO include the following: Noodles & Company, the Noodles & Company logo, Your World Kitchen, Noodles & Company World Kitchen, Noodles World Kitchen, Noodles Rewards and Wisconsin Mac & Cheese. We also have certain trademarks registered or pending in certain foreign countries. In addition, we have registered the Internet domain name www.noodles.com. The information on, or that can be accessed through, our website is not part of this report. We believe that our trademarks, service marks and other intellectual property rights have significant value and are important to the marketing of our brand, and it is our policy to protect and defend vigorously our rights to such intellectual property.
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
We are also subject to the Patient Protection and Affordable Care Act of 2010 (the “PPACA”), which requires health care coverage for many previously uninsured individuals and expands coverage for those already insured. We began offering such benefits in 2015. It is possible that legislation will be passed by Congress and signed into law that repeals the PPACA, in whole or in part, and/or introduces a new form of health care reform. It is unclear at this point what the scope of any such legislation will be and when it would become effective. Because of the uncertainty surrounding possible replacement health care reform legislation, we cannot predict with any certainty the likely impact of the PPACA’s repeal or the adoption of any other health care reform legislation on our business, financial condition or results of operations. Whether or not there is alternative health care legislation enacted in the U.S., there may be significant disruption to the health care market in the coming months and years and the costs of the Company’s health care expenditures may increase.
We are subject to federal, state and local environmental laws and regulations concerning waste disposal, pollution, protection of the environment and the presence, discharge, storage, handling, release and disposal of, or exposure to, hazardous or toxic substances (“environmental laws”). These environmental laws can provide for significant fines and penalties for non-compliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. We are not aware of any environmental laws that will materially affect our earnings or competitive position, or result in material capital expenditures relating to our restaurants. However, we cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered, interpreted or enforced, or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, environmental laws. It is possible that we will become subject to environmental liabilities at our properties, and any such liabilities could materially affect our business, financial condition or results of operations.
Management Information Systems
We use a variety of applications and systems to securely manage the flow of information within each restaurant, and within our central support office infrastructure. All of our restaurants use computerized management information systems, which we believe are scalable to support any future growth plans. We use point-of-sale (“POS”) computers designed specifically for the restaurant industry. Our POS system provides a touch screen interface, a graphical order confirmation display and integrated, high-speed credit card and gift card processing. Our online ordering system allows customers to place orders online or through our mobile app. Orders taken remotely are routed to the point-of-sale system based on the time of customer order pickup. The POS system is used to collect daily transaction data, which generates information about daily sales, product mix and average check that we actively analyze. All products sold and prices at our company-owned restaurants are programmed into the system from our central support office. We also continue to modernize and make investments in our information technology networks and infrastructure, specifically in our physical and technological security measures to anticipate cyber-attacks and prevent breaches, such as the data security incident we experienced in 2016, and to provide improved control, security and scalability. Enhancing the security of our financial data, customer information and other personal information is a high priority for us.
Our in-restaurant back office computer system is designed to assist in the management of our restaurants and provide labor and food cost management tools. These tools provide restaurant operations management and our central support office quick access to detailed business data and reduces restaurant managers’ administrative time. The system provides our restaurant managers the ability to submit orders electronically with our distribution network. The system also supplies sales, bank deposit and variance data to our accounting department on a daily basis. We use this data to generate daily sales information and weekly consolidated reports regarding sales and other key measures.
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
Employees
As of January 2, 2018, we had approximately 9,600 employees, including approximately 500 salaried employees and approximately 9,100 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.
Available Information
We maintain a website at www.noodles.com, including an investor relations section at investor.noodles.com, on which we routinely post important information, such as webcasts of quarterly earnings calls, and any related materials. You may access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and other reports relating to us that are filed with or furnished to the SEC, free of charge in the investor relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public may also read and copy materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The contents of the websites mentioned above are not incorporated into and should not be considered a part of this report. The references to the URLs for these websites are intended to be inactive textual references only.
Executive Officers of the Registrant

Name	Age(1)	Position
Dave Boennighausen	40	Chief Executive Officer
Paul Murphy	63	Executive Chairman
Susan Daggett	57	Interim Chief Financial Officer
Chas Hermann	55	Chief Brand Officer
Brad West	60	Executive Vice President of Operations
Kathy Lockhart	53	Vice President and Controller
_____________

(1)	As of March 15, 2018
Dave Boennighausen has served as our Chief Executive Officer (“CEO”) since June 2017 and as interim CEO from July 2016 through June 2017. He has been a member of our Board of Directors since August 2015. Mr. Boennighausen served as our Chief Financial Officer from July 2012 through his appointment as permanent CEO in June 2017. He has held various roles at the Company, including Vice President of Finance and Executive Vice President of Finance, since joining the Company in 2004. He began his career with May Department Stores. He holds an MBA from the Stanford Graduate School of Business and received a BS degree in Finance and Marketing from Truman State University.
Paul J.B. Murphy III became our Executive Chairman in July 2017. Mr. Murphy previously served as Chief Executive Officer of Del Taco Restaurants, Inc., a national operator and franchisor of fast casual restaurants from February 2009 to July 2017 (and as President from February 2009 to December 2016). From 1996 to 2008, Mr. Murphy held various roles with Einstein Noah Restaurant Group, Inc. (“Einstein’s”). Mr. Murphy originally joined Einstein’s as Senior Vice President, Operations in 1997. He was promoted to Executive Vice President, Operations in 1998, and to Chief Operating Officer in 2002. In 2003, he was appointed President and Chief Executive Officer. Mr. Murphy holds a Bachelor’s Degree in Religious Studies from Washington & Lee University.
Susan Daggett has served as our interim Chief Financial Officer (“CFO”) since June 2017 and as our Vice President of Finance since August 2016. Ms. Daggett has extensive experience in the restaurant industry having served as Executive Vice President of Smiling Moose Franco, LLC, from March 2016 through July 2016, and President of Smiling Moose Deli Franchise Company from November 2013 to March 2016. Ms. Daggett was Owner and President of Nuthatch Hill Consulting, LLC, which focused on the retail and real estate industries, from January 2005 to October 2013. Prior to that time, she held various executive positions at Einstein’s as well as financial roles at Arby’s Inc. and Burger King Corporation. She received a BS in Business Administration, with an emphasis in Accounting, from the University of Northern Iowa.
Chas Hermann has served as our Chief Brand Officer since March 2018. Prior to joining us, Mr. Hermann provided consulting services through Chas Hermann Consulting, a consulting services company he founded in 2008, with a focus on marketing, brand strategy, product development and finance in high growth organizations. Through his consulting business he worked with Papa Murphy’s, Del Taco and Redbox among others. His prior experience included executive marketing and merchandising positions with The Coffee Bean and Tea Leaf, Commerce Bank, Starbucks Coffee Company and Universal Studios, Inc. He received a Bachelor of Science degree in Accounting from the University of Florida.
Brad West has served as our Executive Vice President of Operations since September 2017. Mr. West has an extensive background in operations in the restaurant industry over the past 40 years. Prior to joining us, he served as Vice President, Operations of Smoothie King Franchises, Inc. Prior to that role, he was Chief Operating Officer of ACG Pizza Partners LLC, and he had earlier spent 15 years at Einstein’s, most recently as Senior Vice President, Non-Traditional Business, where he was responsible for the operations, development and growth of over 250 Einstein Bros. Bagels license locations. Mr. West also held key operational roles at CEC Entertainment, Inc., Applebee’s International, Inc. franchise groups, and S&A Restaurant Corporation.
Kathy Lockhart has served as our Vice President and Controller since August 2006. Prior to joining us, Ms. Lockhart served as the Vice President and Controller of several public and private restaurant and retail companies, including Einstein’s, Boston Market, VICORP (parent company of Village Inn and Bakers Square restaurants) and Ultimate Electronics. She received a BA degree in

Business Administration and Political Science from Western Colorado State University, and she is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.
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
We continue to pursue a number of financial, operational and strategic goals and we may be unsuccessful in achieving some or all of them. Our strategies were designed to, among other objectives, improve restaurant operations and increase our net income, restaurant contribution and restaurant contribution margin and adjusted EBITDA. However, these strategies may not be successful in achieving our goals in part or at all. Further, we may encounter difficulty in executing these strategies. Failing to execute our operational strategies could materially adversely affect our business, financial condition or results of operations.
Our strategies include focusing on our global flavors and menu offerings, improving efficiencies and unit level margins by simplifying operations, enhancing convenience for our customers and improving manager selection, training and development of our teams. However, customers may not favor new menu offerings or may not find initiatives aimed at their convenience appealing, and our efforts to increase our sales growth and improve our offerings may be unsuccessful. Additionally, our operational initiatives may be ineffective at reducing costs or may reduce the quality of the customer experience. Any failure of our new initiatives could materially adversely affect our business, financial condition or results of operations.
Further, we have had, and expect to continue to have, priorities and initiatives in various stages of testing, evaluation and implementation, upon which we expect to rely to improve our results of operations and financial condition. Failure to achieve successful implementation of our initiatives could materially adversely affect our business, financial condition or results of operations.
We believe our culture, from the restaurant level up through management, is an important contributor to our success. As time passes, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Among other important factors, our culture depends on our ability to attract, retain and motivate employees who share our enthusiasm and dedication to our concept. Our comparable restaurant sales, and more broadly, our business, financial condition or results of operations, could be materially adversely affected if we do not maintain our infrastructure and culture.

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
We face competition from the casual dining, fast casual and quick-service segments of the restaurant industry. These segments are highly competitive with respect to taste, price, food quality and presentation, service, location and the ambience and condition of each restaurant, among other things. Our competition includes a variety of locally owned restaurants and national and regional chains who offer dine-in, carry-out and delivery services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. Among our competitors are a number of multi-unit, multi-market fast casual restaurant concepts, some of which are expanding nationally. As we expand, we will face competition from these concepts and new competitors that strive to compete with our market segments. For example, additional competitive pressures come from the deli sections and in-store cafés of grocery store chains, as well as from convenience stores and online meal preparation sites. These competitors may have, among other things, lower operating costs, food offerings more responsive to consumer preferences, better locations, better facilities, better management, more effective marketing and more efficient operations.
Several of our competitors compete by offering menu items that are specifically identified as low in carbohydrates, gluten-free, or rich in protein. In addition, many of our competitors emphasize lower-cost value options or meal packages, or strategies we do not currently pursue. Any of these competitive factors may materially adversely affect our business, financial condition or results of operations.
Our marketing programs may not be successful.
We incur costs and expend other resources in our marketing efforts to attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, many of our competitors have more marketing resources and we may not be able to successfully compete. If our competitors increase spending on marketing, or if our marketing funds decrease for any reason, or if our advertising and promotions are less effective than those of our competitors, our financial performance could be adversely affected.
Many of our competitors are devoting increased resources to their social media marketing programs. Social media can be challenging because it reaches a broad audience with an ability to respond or react, in near real time. In addition, social media can facilitate the improper disclosure of proprietary information, personally identifiable information, or inaccurate information. As a result, if we do not appropriately manage our social media strategies, our marketing efforts in this area may not be successful and could damage our reputation, negatively impacting our restaurant sales and financial performance.
New technologies or changes in consumer behavior facilitated by these technologies could negatively affect our business.

Advances in technologies or certain changes in consumer behavior driven by such technologies could impact the manner in which meals are marketed, prepared, ordered and delivered. We may pursue certain of those technologies, but consumers may not accept them or we may fail to successfully integrate them into our operations, thereby harming our financial performance. In addition, our competitors, some of whom have more resources than us, may be more effective at responding to such advances in technologies and erode our competitive position.
Negative publicity relating to one or more of our restaurants, including our franchised restaurants, could reduce sales at some or all of our other restaurants.
Our success is dependent in part upon our ability to maintain and enhance the value of our brand, consumers’ connection to our brand and positive relationships with our franchisees. We may be faced with negative publicity relating to food quality, restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing, employee relationships or other matters, regardless of whether the allegations are valid or whether we are held to be responsible. The negative impact of adverse publicity relating to one restaurant may extend far beyond the restaurant or franchise involved to affect some or all of our other restaurants. The risk of negative publicity is particularly great with respect to our franchised restaurants because we are limited in the manner in which we can regulate them, especially on a real-time basis. Negative publicity generated by such incidents may be amplified by the use of social media. A similar risk exists with respect to unrelated food service businesses, if consumers associate those businesses with our own operations or are concerned with the food safety of the broader restaurant industry.
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
Food safety and foodborne illness concerns could have an adverse affect on our business.
We cannot guarantee that our internal controls and training will be fully effective in preventing all food safety issues at our restaurants, including any occurrences of foodborne illnesses such as E. coli, Hepatitis A, listeria, norovirus and salmonella. The risk of illnesses associated with our food might also increase in connection with the expansion of our catering business or other situations in which our food is served in conditions that we cannot control. Furthermore, we and our franchisees rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single restaurant. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our restaurants or markets or related to food products we sell could negatively affect our restaurant sales nationwide if highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our restaurants.
A number of other restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations, including E. coli, listeria and norovirus outbreaks at other fast casual concepts. These incidents at other restaurants could cause some customers to have a negative perception of fast casual concepts generally, which can negatively affect our restaurants. The occurrence of a similar incident at one or more of our restaurants, or negative publicity or public speculation about an incident, could materially adversely affect our business, financial condition or results of operations.
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

Our business could be adversely affected by difficulties in hiring and retaining top-performing employees.
Our success depends on the efforts of our employees and our ability to hire, motivate and retain qualified employees. There may be a small supply of qualified individuals in some of the communities in which we operate, and competition in these communities for qualified individuals could require us to pay higher wages and provide greater benefits. We devote significant resources to training our employees and strive to reduce turnover in order to keep top performing employees and better realize our investment in training new employees. However, turnover among our restaurant employees may increase. Failure to hire and retain top-performing employees could impact our financial performance by increasing our training and labor costs and reducing the quality of our customers’ experiences.
We rely heavily on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.
We rely heavily on information systems, including point-of-sale processing in our restaurants, for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. We also rely on third-party vendors to provide information technology systems and to securely process and store related information, especially as it relates to credit and debit card transactions and online ordering. Our franchisees also rely on information systems and third party vendors. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our operations depend upon our and our franchisees’, and our vendors’, ability to protect computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. Avoiding such incidents in the future will require us and our franchisees and vendors to continue to enhance information systems, procedures and controls and to hire, train and retain employees. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in delays in customer service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments and harm our business, financial condition or results of operations.
We may be harmed by breaches of security of information technology systems or our confidential consumer, employee, financial, or other propriety data.
We use many information technology systems throughout our operations, including systems that record and process customer sales, manage human resources and generate accounting and financial reports. Through these systems, we have access to and store a variety of consumer, employee, financial and other types of information related to our business. We also rely on third-party vendors to provide information technology systems and to securely process and store related information. Our franchisees also use information technology systems and rely on third party vendors. Like others in our industry, we have experienced many attempts to compromise our information technology and data, and we may experience more attempts in the future. We may not respond adequately or timely, because cyber-attacks take many forms, change frequently, are becoming increasingly sophisticated, and may be difficult to detect for significant periods of time. If we or our franchisees, or third-party vendors, were to experience a material breach resulting in the unauthorized access, use, or destruction of our information technology systems or confidential consumer, employee, financial, or other propriety data, it could negatively impact our reputation, reduce our ability to attract and retain customers and employees and disrupt the implementation and execution of our strategic goals. Moreover, such breaches could result in a violation of various privacy-related laws and subject us to investigations or private litigation, which, in turn, could expose us to civil or criminal liability. We strive to prevent breaches of our information technology systems and confidential data by enhancing our technology, improving related procedures and controls and training our employees on cyber-security trends. Although we dedicate significant resources to preventing security breaches, we may be unsuccessful, which could adversely affect our business, financial condition or results of operations.
We may be unable to negotiate favorable borrowing terms, and any additional capital we may require could be senior to existing equity holders, dilute existing equity holders or include unfavorable restrictions.
As a general matter, operating and developing our business requires significant capital. Our credit agreement ends in 2019 and securing access to credit on reasonable terms thereafter will require us to extend or refinance such agreement. In addition, in order to pursue our business and operational strategies, we may need additional sources of liquidity in the future and it may be difficult or impossible at such time to increase our liquidity. Our lenders may not agree to amend our credit agreement at such time to increase our borrowing capacity. Further, our requirements for additional liquidity may coincide with periods during which we are not in compliance with covenants under our credit agreement and our lenders may not agree to further amend our credit agreement to accommodate such non-compliance. Even if we are able to access additional liquidity, agreements governing any borrowing arrangement could contain covenants restricting our operations. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing, we secure in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities. Moreover, if we issue new debt securities, the debt holders would have rights senior to Class A common stockholders to make claims on our assets.
Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition or results of operations.
We are subject to various federal, state and local regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. Our restaurants are also subject to state and local licensing and regulation by health, sanitation, food and occupational safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses, approvals or permits for our restaurants, which could delay planned restaurant openings or affect the operations at our existing restaurants. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.
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
Our operations are also subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime and a variety of similar federal, state and local laws that govern these and other employment law matters. In addition, federal, state and local proposals related to paid sick leave or similar matters could, if implemented, materially adversely affect our business, financial condition or results of operations.
We rely heavily on certain vendors, suppliers and distributors, which could adversely affect our business.
Our ability to maintain consistent price, quality and safety throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We do not control the businesses of our vendors, suppliers and distributors and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be adversely affected. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, including any suppliers who are a sole source of supply of a particular ingredient, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if customers change their dining habits as a result. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe. In addition, because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers. These potential changes in food and supply costs could materially adversely affect our business, financial condition or results of operations.
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
Immigration laws have recently been an area of considerable focus by the Department of Homeland Security, with enforcement operations taking place across the country, resulting in arrests, detentions and deportation of unauthorized workers. Some of these changes and enforcement programs may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the United States government to verify employment eligibility, in all of our restaurants and in our corporate support office. However, use of the “E-Verify” program does not guarantee that we will successfully identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our business, financial condition or results of operations.
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
We rely on executives and senior management to drive the financial and operational performance of our business. Turnover of executives and senior management can adversely impact the price of our Class A common stock, our results of operations and may make recruiting for future management positions more difficult or may require us to offer more generous executive compensation packages to attract top executives. In recent years, we have experienced both executive and senior management turnover. Changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. Our future success depends on our ability to identify, attract and retain qualified personnel on a timely basis. In addition, we must successfully integrate newly hired management personnel within our organization in order to achieve our operating objectives.
The effect of changes to healthcare laws in the United States may increase the number of employees who elect to participate in our healthcare plans, which may increase our healthcare costs and further changes or the repeal of existing healthcare laws may further significantly increase our healthcare costs and negatively impact our financial results in future periods.
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
In addition to changes to the PPACA that have been implemented recently, it is possible that additional legislation will be passed by Congress and signed into law that further repeals the PPACA, in whole or in part, and/or introduces a new form of health care reform. It is unclear at this point what the scope of such legislation would be and when it would become effective. Because of the uncertainty surrounding possible replacement health care reform legislation, we cannot predict with any certainty the likely impact of the PPACA’s repeal or the adoption of any other health care reform legislation on our business, financial condition or results of operations. Whether or not there is alternative health care legislation enacted in the U.S., there is likely to be significant disruption to the health care market in the coming months and years and the costs of the Company’s health care expenditures may increase.
We may not be successful in executing our franchise strategy.
It is possible that we will seek to sell restaurants within certain markets to new or existing franchisees. In connection with a sale to new or existing franchisees of restaurants in existing markets, we may enter into agreements that also provide for the development of new restaurants by such franchisees. We may be unable to identify franchisees willing to partner with us with respect to existing restaurants we elect to sell or new restaurants. Becoming a franchisee entails economic risks and uncertainties and the perceived risks and uncertainties may not, in the view of potential franchisees, outweigh the anticipated benefits. Our inability to identify franchisees, or to sell units to existing or new franchisees, could adversely affect our franchising strategy, which could materially adversely affect our business, financial condition or results of operations.
In addition, to the extent we are able to identify franchisees for the franchising of existing restaurants or the development of new restaurants, our success is dependent on the performance of our franchisees in successfully operating the restaurants. Our franchisees may not achieve financial and operational objectives, and they may close existing restaurants due to underperformance or they may ultimately be unsuccessful in developing new restaurants. We may also not be able to manage our franchise system effectively. Failure to provide our franchisees with adequate support and resources could materially adversely affect these franchisees, as well as cause disputes between us and them and potentially lead to material liabilities.

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
Failure to support our franchise system could have a material adverse affect on our business, financial condition or results of operations.
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
Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition or results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenues and resolution of disputes may increase our costs. Potential changes in labor laws, including the possible passage of legislation designed to make it easier for employees to unionize, or increases in politically-inspired labor activism, could increase the likelihood of some or all of our employees being subjected to greater organized labor influence, and could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our employee culture.
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
In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any location, the estimated undiscounted future cash flows are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge equal to the difference between the carrying value and the fair value is recorded. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. Over the past several years we have recognized significant impairment charges and if future impairment charges continue to be significant, this could have a material adverse affect on our our business, financial condition or results of operations.
We are subject to risks associated with long-term non-cancellable leases and the costs of exiting leases at restaurants we have closed or may close in the future may be greater than we estimate or could be greater than the funds we raise to address closure costs.
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
While we have negotiated lease termination agreements for a substantial majority of the underperforming restaurants we have closed on terms that were acceptable to us, we may be unable to negotiate lease termination agreements on the remaining restaurants we have closed on acceptable terms, due to unexpectedly high costs or otherwise. Accordingly, in such cases we may seek either to assign leases and retain contingent liability for rent and other lease obligations or to retain the tenant’s obligations under the lease and sublease the restaurant premises to a third party. But we may be unable to enter into such arrangements on acceptable terms and even if we do such arrangements may result in our incurring liabilities and expenses in future periods or the rent payments we receive from subtenants being less than our rent obligations under the leases. Under these circumstances, we would be responsible for any shortfall. In addition, continuing liabilities and obligations under assigned or subleased properties could result in expenses in future periods, which could adversely affect our business, financial condition or results of operations in those periods.
Opening and operating new restaurants entails numerous risk and uncertainties.
One element of our operational strategy is the opening of new restaurants and operating those restaurants on a profitable basis. In 2017, we opened 12 company-owned restaurants and closed 57 company-owned restaurants. Our franchisees opened three restaurants and closed 12 restaurants. We expect to open between one and four company-wide restaurants in 2018, a significant decrease from 2017, as we have modified our business strategy to open fewer restaurants, with such openings primarily taking place in well-established existing markets.
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
New restaurants, once opened, may not be profitable.
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
Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These requirements may be different or inconsistent with requirements under the PPACA, which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menu, effective as of May 7, 2018, to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. Inconsistencies among state laws with respect to presentation of nutritional content could be challenging for us to comply with in an efficient manner. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.
Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. Additionally, if consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items and we may experience higher costs associated with the implementation of those changes. The risks and costs associated with nutritional disclosures on our menus could also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants and the need to rely on the accuracy and completeness of nutritional information obtained from third-party suppliers.
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
Our customers occasionally file complaints or lawsuits against us alleging we caused an illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. These kinds of complaints or lawsuits may be more common in a period in which the public is focused on health safety issues, or may attract more attention due to publication on various social media outlets. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, equal opportunity, discrimination and similar matters and we could become subject to class action or other lawsuits related to these or different matters in the future. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations, even if proven to be false, may also materially adversely affect our reputation or prospects, which in turn could materially adversely affect our business, financial condition or results of operations.
In addition, the restaurant industry has from time to time been subject to claims based on the nutritional content of food products sold and disclosure and advertising practices. We may in the future also be subject to this type of proceeding or to publicity about these matters (particularly those directed at the quick-service or fast casual segments of the industry) may harm our reputation and could materially adversely affect our business, financial condition or results of operations.
Our current insurance may not provide adequate levels of coverage against claims.
There are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure against. Such losses could have a material adverse effect on our business and results of operations. In addition, we self-insure a significant portion of expected losses under our employee health, workers’ compensation, general liability, property and cyber insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our financial condition, results of operations and liquidity. Failure to obtain and maintain adequate directors’ and officers’ insurance could materially adversely affect our ability to attract and retain qualified officers and directors.
Changes to accounting rules or regulations may adversely affect our results of operations.
Changes to existing accounting rules or regulations may impact our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have implemented a requirement that lessees capitalize operating leases in their financial statements beginning in 2019. Such change will require us to record significant lease obligations on our balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could materially adversely affect our business, financial condition or results of operations.
Failure of our internal control over financial reporting could adversely affect our business and financial results.
Our management is responsible for establishing and maintaining effective internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our Class A common stock. We may not be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.
We will cease to be an “emerging growth company” at the end of our 2018 fiscal year and are currently an “accelerated filer” under the Exchange Act; therefore, we will be subject to independent auditor attestation for our 2018 fiscal year. Our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act when we cease to be an “emerging growth company” under the JOBS Act unless we become a “non-accelerated filer” under the Exchange Act.
Our principal stockholders and their affiliates own a substantial portion of our outstanding equity, and their interests may not always coincide with the interests of the other holders.
As of January 2, 2018, L Catterton and certain of its affiliates, Argentia Private Investments, Inc. (“Argentia”) and Mill Road Capital II, L.P. and certain of its affiliates (“Mill Road”) beneficially owned in the aggregate shares representing approximately 68.6% of our outstanding voting power, assuming no conversion of Class B common stock into Class A common stock. L Catterton and certain of its affiliates beneficially owned, in the aggregate, shares representing approximately 27.0% of our outstanding equity interests and approximately 28.1% of our outstanding voting power as of January 2, 2018. Argentia beneficially owned shares representing approximately 20.1% of our outstanding equity interests and approximately 17.1% of our outstanding voting power as of January 2, 2018. Mill Road and certain of its affiliates beneficially owned, in the aggregate, shares representing approximately 21.6% of our outstanding equity interests and 22.4% of our outstanding voting power as of January 2, 2018. As a result, L Catterton, Argentia and Mill Road could continue to potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change in control transactions. The interests of L Catterton, Argentia and Mill Road may not always coincide with the interests of the other holders of our common stock.
Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.
Our quarterly operating results may fluctuate significantly because of several factors, including but not limited to: increases and decreases in AUVs and comparable restaurant sales; profitability of our restaurants; labor availability and costs for hourly and management personnel; changes in interest rates; macroeconomic conditions, both nationally and locally; negative publicity relating to the consumption of products we serve; changes in consumer preferences and competitive conditions; impairment of long-lived assets and any loss on and exit costs associated with restaurant closures; expansion to new markets; the timing of new restaurant openings and related expense; restaurant operating costs for our newly-opened restaurants; increases in infrastructure costs; and fluctuations in commodity prices.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock. Our amended and restated certificate of incorporation authorizes us to issue up to 180,000,000 shares of Class A common stock and Class B common stock. As of January 2, 2018, we have 39,604,360 outstanding shares of Class A common stock and 1,522,098 shares of Class B common stock. In addition, as of such date, approximately 1,660,494 shares of Class A common stock are issuable upon the exercise of outstanding stock options and vesting of restricted stock units, and 1,913,793 shares of Class A common stock and 28,850 shares of Class B common stock are issuable upon the exercise of warrants. Moreover, as of that date, approximately 4.8 million shares of our common stock are available for future grants under our stock incentive plan and for future purchase under our employee stock purchase plan.
Provisions in our charter documents and Delaware law may delay or prevent our acquisition by a third party.
Our amended and restated certificate of incorporation and second amended and restated bylaws, and Delaware law, contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors. For example, we have a classified Board of Directors with three-year staggered terms, which could delay the ability of stockholders to change membership of a majority of our Board of Directors. Additionally, the terms of outstanding warrants contain change of control provisions which, in the event of a potential change of control transaction, may require the payment of a premium to holders of such warrants. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding equity interests. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
As of January 2, 2018, we and our franchisees operated 478 restaurants in 29 states and the District of Columbia. Our restaurants are typically 2,600 to 2,700 square feet and are located in a variety of suburban, urban and small markets. We lease the property for our central support office and all of the properties on which we operate restaurants. The chart below shows the locations of our company-owned and franchised restaurants as of January 2, 2018.

State	Company- owned	Franchised	Total
Arizona	5	—	5
California	20	—	20
Colorado	61	—	61
Connecticut	—	4	4
District of Columbia	1	—	1
Florida	5	1	6
Idaho	6	—	6
Illinois	50	5	55
Indiana	25	—	25
Iowa	10	1	11
Kansas	10	—	10
Kentucky	2	5	7
Maryland	26	—	26
Michigan	—	23	23
Minnesota	45	1	46
Missouri	5	8	13
Montana	—	2	2
Nebraska	—	6	6
New York	—	1	1
North Carolina	15	—	15
North Dakota	—	3	3
Ohio	18	—	18
Oregon	6	—	6
Pennsylvania	9	—	9
South Dakota	—	3	3
Tennessee	5	—	5
Utah	15	—	15
Virginia	28	—	28
Washington	2	—	2
Wisconsin	43	3	46
	412	66	478
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

ITEM 3.    Legal Proceedings
Data Security Litigation
On June 28, 2016, we announced that a data security incident compromised the security of the payment information of some customers who used debit or credit cards at certain Noodles & Company locations between January 31, 2016 and June 2, 2016. In addition to claims by payment card companies with respect to the data security incident, we were a defendant in a purported class action lawsuit filed on September 7, 2016 in the United States District Court for the District of Colorado (the “Court”), Selco Community Credit Union vs. Noodles & Company, alleging that we negligently failed to provide adequate security to protect the payment card information of customers of the plaintiffs and those of other similarly situated credit unions, banks and other financial institutions alleged to be part of the putative class, causing those institutions to suffer financial losses (the “Selco Litigation”). The complaint in the Selco Litigation also claimed we were negligent per se based on alleged violations of Section 5 of the Federal Trade Commission Act and sought monetary damages, injunctive relief and attorneys’ fees. On July 21, 2017, the Court granted a Motion to Dismiss in the Selco Litigation in favor of us. A notice of appeal of the dismissal was filed on August 15, 2017. On November 2, 2017 a mediation was held and a settlement, which was funded entirely by insurance proceeds, was reached, which resulted in a dismissal of the appeal and a resolution of the Selco Litigation on November 20, 2017.
Delaware Gift Card Litigation
As previously disclosed in prior reports filed with the SEC, the Company is named as a defendant in an action filed in the Superior Court of Delaware in New Castle County (the “Court”), entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleges that a number of large retailers and restaurant companies, including the Company, knowingly refused to fulfill obligations under Delaware’s Abandoned Property Law by failing to report and deliver “unclaimed gift card funds” to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an order that we cease and desist from violating the Delaware Abandoned Property Law, monetary damages (including treble damages under the False Claims and Reporting Act), penalties, and attorneys’ fees and costs. On November 23, 2015, the Court ruled on a motion to dismiss the complaint. While the Court granted the motion to dismiss with respect to a claim alleging that the defendants intended to defraud the government or willfully concealed property owed to the government and for which a certificate or receipt was provided, it did not dismiss the other claims alleging that the defendants knowingly made false statements to avoid transmitting money to the government. The trial date with respect to this matter is set for May 21, 2018. The defendants have filed a motion for summary judgment in the case. A motion and supplemental motion for summary judgment have been filed on behalf of us. Oral argument on the motion for summary judgment was held on November 8, 2017, and the motion is now with the Court for ruling. In 2015, we recorded a loss contingency accrual based on a reasonable estimate of the probable losses that might arise from this matter; this loss contingency accrual did not have a material effect on our results of operations. However, we may ultimately be subject to greater losses resulting from the litigation. We intend to continue to vigorously defend this action.
Other Matters
In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of January 2, 2018. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially adversely affect our business, financial condition, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock has traded on the Nasdaq Global Select Market under the symbol NDLS since it began trading on June 28, 2013, the date of our initial public offering (“IPO”). The following table sets forth, for the periods indicated, the high and low sales prices per share of our Class A common stock as reported on the Nasdaq Global Select Market.

	High	Low

Fiscal Year 2017
First quarter (January 4, 2017 - April 4, 2017)	$5.95	$3.30
Second quarter (April 5, 2017 - July 4, 2017)	$5.95	$3.50
Third quarter (July 5, 2017 - October 3, 2017)	$4.85	$3.60
Fourth quarter (October 4, 2017 - January 2, 2018)	$5.70	$4.25
Fiscal Year 2016
First quarter (December 30, 2015 - March 29, 2016)	$13.65	$9.32
Second quarter (March 30, 2016 - June 28, 2016)	$12.55	$9.28
Third quarter (June 29, 2016 - September 27, 2016)	$10.47	$4.91
Fourth quarter (September 28, 2016 - January 3, 2017)	$5.10	$3.51

As of March 6, 2018, there were approximately 44 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Purchases of Equity Securities by the Issuer
We had no share repurchases during the fourth quarter of 2017.
Sales of Unregistered Securities by the Issuer
We sold no unregistered securities that have not been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our Class A common stock from June 28, 2013 (using the price of which our shares of Class A common stock were initially sold to the public) to January 2, 2018 to that of the total return of the Nasdaq Composite and the S&P 600 Restaurants Index. The comparison assumes $100 was invested in our common stock on June 28, 2013 and in each of the forgoing indices on June 28, 2013 and assumes the reinvestment of dividends. This graph is furnished and not “filed” with the Securities and Exchange Commission or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Dividends
No dividends have been declared or paid on our shares of common stock. We do not anticipate paying any cash dividends on any of our shares of common stock in the foreseeable future. We currently intend to retain any earnings to finance the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then-existing conditions, including our earnings, capital requirements, results of operations, financial condition, business prospects and other factors that our Board of Directors considers relevant. Further, the Company’s credit facility and warrants each contain provisions that limit its ability to pay dividends on its common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Relationships and Related Transactions, and Director Independence” for additional information regarding our financial condition.
ITEM 6.    Selected Financial Data
The following table summarizes the consolidated historical financial and operating data for the periods indicated. The statements of operations data for the fiscal years ended January 2, 2018, January 3, 2017 and December 29, 2015, and the balance sheet data as of January 2, 2018 and January 3, 2017 have been derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data,” and the statements of operations data from the fiscal years ended December 30, 2014 and December 31, 2013, and the balance sheet data as of December 29, 2015, December 30, 2014 and December 31, 2013 have been derived from our audited consolidated financial statements not included in this report.
The historical results presented below are not necessarily indicative of the results to be expected for any future period. This information should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report.
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2016, which ended on January 3, 2017, contained 53 weeks, and all other fiscal years presented below contained 52 weeks. We refer to our fiscal years as 2017, 2016, 2015, 2014 and 2013. Our fiscal quarters each contain thirteen weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen weeks.

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015	December 30, 2014	December 31, 2013
	(in thousands)
Revenue:
Restaurant revenue	$451,599	$482,544	$450,482	$398,993	$347,140
Franchising royalties and fees	4,893	4,930	4,969	4,748	3,784
Total revenue	456,492	487,474	455,451	403,741	350,924
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	121,473	130,630	120,455	107,217	91,892
Labor	150,161	161,219	143,145	120,492	104,040
Occupancy	51,877	55,912	50,300	42,540	35,173
Other restaurant operating costs	64,091	73,011	63,549	52,580	44,078
General and administrative(1)(2)	39,746	55,654	37,244	31,394	35,893
Depreciation and amortization	24,613	28,134	27,802	24,787	20,623
Pre-opening	935	3,131	4,407	4,425	3,809
Restaurant impairments, closure costs and asset disposals (3)	37,446	47,311	29,616	1,391	1,164
Total costs and expenses	490,342	555,002	476,518	384,826	336,672
(Loss) income from operations	(33,850)	(67,528)	(21,067)	18,915	14,252
Debt extinguishment expense	—	—	—	—	624
Interest expense, net	3,839	2,916	1,432	365	2,196
(Loss) income before income taxes	(37,689)	(70,444)	(22,499)	18,550	11,432
(Benefit) provision for income taxes	(207)	1,233	(8,734)	7,122	4,767
Net (loss) income	(37,482)	(71,677)	(13,765)	11,428	6,665
Accretion of preferred stock to redemption value (4)	(7,967)	—	—	—	—
Net (loss) income attributable to common stockholders	$(45,449)	$(71,677)	$(13,765)	$11,428	$6,665
_____________

(1)
General and administrative expenses in 2013 included $0.5 million of management fee expense in accordance with our management services agreement and through the Class C common stock dividend paid to the holder of the one outstanding share of our Class C common stock. In connection with our IPO, the management services agreement expired, and the one share of Class C common stock was redeemed. In the second quarter of 2013, we incurred $5.7 million of IPO-related expenses: $2.0 million of stock-based compensation related to accelerated vesting of outstanding stock options, $1.2 million of stock-based compensation related to stock options granted to our then-Chief Executive Officer and then-President and Chief Operating Officer of which 50% were vested at grant, $1.7 million of transaction bonuses and related payroll taxes and $0.8 million in transaction payments to our equity sponsors. Additionally, we incurred $0.7 million of expenses related to our follow-on offering which closed in December of 2013.

(2)
General and administrative expenses in 2016 include a $10.6 million charge for estimated losses associated with claims and anticipated claims by payment card companies from the data security incident, a $2.7 million charge for severance expenses and a $3.0 million charge for an employment-related litigation settlement.

(3)
Restaurant impairments, closure costs and asset disposals include $16.2 million, $41.6 million and $25.4 million of charges in 2017, 2016 and 2015, respectively related to 34 restaurants in 2017, 54 restaurants in 2016 and 39 restaurants in 2015 that were identified as impaired. Additionally, we recognized $20.1 million, $2.3 million and $3.1 million in 2017, 2016 and 2015, respectively, of closure costs which are also included in restaurant impairments, closure costs and asset disposals. The closure costs recognized during 2017 are related to the 55 restaurants closed during the first quarter of 2017, as well as ongoing costs of restaurants closed in the fourth quarter of 2015. The closure costs recognized in 2016 are related to the ongoing costs of restaurants closed in the fourth quarter of 2015. The closure costs recognized in 2015 relate to the 16 restaurants closed in the fourth quarter of 2015.

(4)	Represents the accretion of the preferred stock issued to L Catterton to its full redemption value. See Note 8, Stockholders’ Equity for additional information.

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015	December 30, 2014	December 31, 2013
	(in thousands, except share and per share data and restaurants)
(Loss) earnings per Class A and Class B common share, combined:
Basic	$(1.20)	$(2.58)	$(0.48)	$0.38	$0.25
Diluted	$(1.20)	$(2.58)	$(0.48)	$0.37	$0.24
Weighted average Class A and Class B common shares outstanding, combined:
Basic	37,759,497	27,808,708	28,938,901	29,717,304	26,406,904
Diluted	37,759,497	27,808,708	28,938,901	31,001,099	27,688,629
Selected Operating Data:
Company-owned restaurants at end of period	412	457	422	386	318
Franchise-owned restaurants at end of period	66	75	70	53	62
Company-owned:
Average unit volumes(1)	$1,072	$1,075	$1,103	$1,147	$1,179
Comparable restaurant sales(2)	(2.7)%	(0.9)%	(0.2)%	0.3%	3.4%
Restaurant contribution(3)	$63,997	$61,772	$73,033	$76,164	$71,957
as a percentage of restaurant revenue	14.2%	12.8%	16.2%	19.1%	20.7%

	As of
	January 2, 2018	January 3, 2017	December 29, 2015	December 30, 2014	December 31, 2013
	(in thousands)
Balance Sheet Data:
Total current assets	$22,058	$25,788	$25,401	$22,776	$18,333
Total assets	185,233	209,461	239,961	238,539	187,350
Total current liabilities	43,869	49,033	32,914	25,831	24,165
Total long-term debt	57,624	84,676	67,732	27,136	5,860
Total liabilities	149,372	183,643	146,189	98,424	62,877
Total stockholders' equity	35,861	25,818	93,772	140,115	124,473
_____________

(1)	AUVs consist of average annualized sales of all company-owned restaurants over the trailing 12 periods in a typical operating year.

(2)	Comparable restaurant sales represent year-over-year sales for restaurants open for at least 18 full periods.

(3)
Restaurant contribution represents restaurant revenue less restaurant operating costs, which are the cost of sales, labor, occupancy and other operating items. Restaurant contribution is a non-GAAP measure that is neither required by, nor presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and the calculation thereof may not be comparable to similar measures reported by other companies. Restaurant contribution is a supplemental measure of the operating performance of our restaurants and is not reflective of the underlying performance of our business because corporate-level expenses are excluded from this measure.

Restaurant contribution has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Management does not consider restaurant contribution in isolation or as an alternative to financial measures determined in accordance with GAAP. However, management believes that restaurant contribution is an important tool for investors and other interested parties because it is a widely-used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management also uses restaurant contribution as a metric to evaluate the profitability of incremental sales at our restaurants, restaurant performance across periods and restaurant financial performance compared with competitors. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K for a discussion of restaurant contribution and other key performance indicators.

A reconciliation of (loss) income from operations to restaurant contribution is presented below:

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015	December 30, 2014	December 31, 2013
	(in thousands)
(Loss) income from operations	$(33,850)	$(67,528)	$(21,067)	$18,915	$14,252
Less: Franchising royalties and fees	4,893	4,930	4,969	4,748	3,784
Add: General and administrative	39,746	55,654	37,244	31,394	35,893
Depreciation and amortization	24,613	28,134	27,802	24,787	20,623
Pre-opening	935	3,131	4,407	4,425	3,809
Restaurant impairments, closure costs and asset disposals	37,446	47,311	29,616	1,391	1,164
Restaurant contribution	$63,997	$61,772	$73,033	$76,164	$71,957

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
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2016, which ended on January 3, 2017, contained 53 weeks and both fiscal years 2017 and 2015, which ended on January 2, 2018 and December 29, 2015, respectively, contained 52 weeks. We refer to our fiscal years as 2017, 2016 and 2015. Our fiscal quarters each contained 13 operating weeks, with the exception of the fourth quarter of 2016, which had 14 operating weeks.
Overview
Noodles & Company is a restaurant concept offering lunch and dinner within the fast casual segment of the restaurant industry. We opened our first location in 1995, offering noodle and pasta dishes, staples of many cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, soups, salads and appetizers. We believe we offer our customers value with per person spend of approximately $8.81 in 2017.
Recent Trends, Risks and Uncertainties
Restaurant Development. New restaurants have historically contributed substantially to our revenue growth. In 2017, we opened 12 company-owned restaurants and our franchisees opened three restaurants for a total of 15 restaurants opened system-wide. We closed 57 company-owned restaurants and our franchisees closed 12 restaurants in 2017. As of January 2, 2018, we had 412 company-owned restaurants and 66 franchise restaurants in 29 states and the District of Columbia.
We continue to reduce our rate of company-owned restaurant unit growth, which we anticipate will result in our revenue growing at a slower rate than would be expected if our unit growth rate continued at the historical rate. In 2017, we opened 12 company-owned restaurants, and in 2018, we plan to open between one and four company-owned restaurants. We did not open restaurants in new markets in 2017 and do not intend to open restaurants in new markets in 2018; our openings in 2017 were, and in 2018 will be, primarily in well-established markets where we maintain strong brand awareness and restaurant-level financial performance that exceeds company averages. We believe this more moderate growth strategy will enhance our ability to focus on improving restaurant operations and profitability. We will continue to evaluate our company-owned restaurant growth rate based on our operational and financial performance, capital resources and real estate opportunities.
Restaurant Closings. We closed 55 restaurants in the first quarter of 2017. These restaurants significantly underperformed our restaurant averages, as measured by AUVs, restaurant contribution margin and cash flow. Many of these restaurants were open for only the last three or four years in newer markets where brand awareness of our restaurants was not as strong and where it has been more difficult to adequately staff our restaurants. We believe closing these restaurants will favorably affect our future restaurant contribution, restaurant contribution margin, adjusted EBITDA and net income.
Comparable Restaurant Sales and Restaurant Contribution Margin. In fiscal 2017, comparable restaurant sales decreased 2.4% system-wide, decreased 2.7% for company-owned restaurants and decreased 0.5% for franchise restaurants. Comparable restaurant sales represent year-over-year sales comparisons for restaurants open for at least 18 full periods.
Increased Labor Costs. Similar to much of the restaurant industry, our labor costs have risen in recent years and we expect that labor costs will continue to rise in future periods as wage rates and benefit costs increase. Some jurisdictions, including some of those in which we operate, have recently increased their minimum wage by a significant amount, and other jurisdictions are considering similar actions. Significant additional government-imposed increases could materially affect our labor costs.
Franchising. We look for experienced, well-capitalized franchise partners who are able to leverage their existing infrastructure and local knowledge in a manner that benefits both our franchisees and ourselves. As of January 2, 2018, a total of nine area developers have signed development agreements providing for the opening of 64 additional restaurants in their respective territories. We expect to continue to offer development rights in markets where we do not intend to build company-owned restaurants. We may offer such rights to larger developers who commit to open 10 or more units, or to smaller developers who may commit to open significantly fewer restaurants. We do not currently intend to offer single-unit franchises.
Data Breach Liabilities. On June 28, 2016, we announced that a data security incident compromised the security of the payment information of some customers who used debit or credit cards at certain Noodles & Company locations. In the fourth quarter of 2016, we recorded a charge of $10.6 million, at the low end of an estimated range, for estimated losses associated with claims and anticipated claims by payment card companies for non-ordinary course operating expenses, card issuer losses and card replacement costs for which we expect to be liable (the “Data Breach Liabilities”). However, we may ultimately be subject to Data Breach Liabilities that are up to $5.5 million greater than that amount.
Restaurant Closing Liabilities. We have closed restaurants in 2017 and 2015 and as a result have recorded liabilities to landlords for estimated termination fees. In 2017, we paid approximately $11.0 million relating to the termination of leases, including related fees and expenses, and in 2018 we expect to pay out approximately $6.0 million to $10.0 million. We may recognize accounting charges as lease terminations occur.
Impairment of Long-lived Assets. Over the past several years we have recognized significant impairment charges. During 2017, 2016 and 2015, 34 restaurants, 54 restaurants and 39 restaurants were identified as impaired, respectively. Impairment is based on our current assessment of the expected future cash flows of various restaurants based on recent results and other specific market factors. Many of these restaurants we had opened in the last three to four years in newer markets where brand awareness of our restaurants is not as strong and where it has been more difficult to adequately staff our restaurants. While we expect impairment charges to meaningfully decline in 2018 versus prior years, we may recognize impairment charges in the future.
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
Average Unit Volumes (“AUVs”)
AUVs consist of the average annualized sales of all company-owned restaurants for the trailing 12 periods. AUVs are calculated by dividing restaurant revenue by the number of operating days within each time period and multiplied by the number of operating days we have in a typical year, which is equal to the number of operating days we have in a typical year. This measurement allows management to assess changes in consumer traffic and per person spending patterns at our restaurants.
Comparable Restaurant Sales
Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. As of the end of 2017, 2016 and 2015, there were 385, 393 and 322 restaurants, respectively, in our comparable restaurant base for company-owned locations. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded. Changes in comparable restaurant sales are generated by changes in traffic, which we calculate as the number of entrées sold, or changes in per-person spend, calculated as sales divided by traffic. Per-person spend can be influenced by changes in menu prices and the mix and number of items sold per person.
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
Consistent with common industry practice, we present comparable restaurant sales on a calendar-adjusted basis that aligns current year sales weeks with comparable periods in the prior year, regardless of whether they belong to the same fiscal period or not. Since opening new company-owned and franchise restaurants is a part of our growth strategy and we anticipate new restaurants will be a component of our revenue growth (albeit to a lesser extent in future periods, as discussed above), comparable restaurant sales are only one measure of how we evaluate our performance.
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
We believe that restaurant contribution and restaurant contribution margin are important tools for investors and other interested parties because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. We also use restaurant contribution and restaurant contribution margin as metrics to evaluate the profitability of incremental sales at our restaurants, restaurant performance across periods and restaurant financial performance compared with competitors. Restaurant contribution and restaurant contribution margin are supplemental measures of the operating performance of our restaurants and are not reflective of the underlying performance of our business because corporate-level expenses are excluded from these measures.
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
We believe that EBITDA and adjusted EBITDA provide clear pictures of our operating results by eliminating certain non-recurring and non-cash expenses that may vary widely from period to period and are not reflective of the underlying business performance.
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
Results of Operations
The following table presents a reconciliation of net (loss) income to EBITDA and adjusted EBITDA:

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015
	(in thousands)
Net loss	$(37,482)	$(71,677)	$(13,765)
Depreciation and amortization	24,613	28,134	27,802
Interest expense, net	3,839	2,916	1,432
(Benefit) provision for income taxes	(207)	1,233	(8,734)
EBITDA	$(9,237)	$(39,394)	$6,735
Restaurant impairments, closure costs and asset disposals	37,446	47,311	29,616
Data breach liabilities	20	10,622	—
Litigation settlement (1)	(421)	3,000	200
Fees and costs related to the registration statement and related transactions (2)	679	—	—
Severance costs (3)	581	2,034	—
Stock-based compensation expense (4)	1,513	2,319	1,469
Adjusted EBITDA	$30,581	$25,892	$38,020
_____________

(1)
Fiscal year 2017 includes a gain on an employment-related litigation settlement due to final settlement being less than what the Company had previously accrued. Fiscal year 2016 includes the initial charge of $3.0 million recorded to cover the estimated costs of the employment-related litigation settlement.

(2)	Includes expenses related to the registration statement the Company filed in the first quarter of 2017, which registration statement was later withdrawn.

(3)
Fiscal year 2017 includes severance costs related to the departure of our Chief Operations Officer and additional changes to operations departmental structure. Fiscal year 2016 includes severance costs related to the departures of our Chief Executive Officer and Chief Marketing Officer and from a reduction in headcount as a result of reducing new restaurant development.

(4)
Fiscal year 2016 includes a $0.7 million charge for modifying the outstanding stock options for Kevin Reddy, who resigned from his positions as the Chairman of the Board and Chief Executive Officer of the Company in July 2016.

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
Labor Costs
Labor costs include wages, payroll taxes, workers’ compensation expense, benefits and incentives paid to our restaurant teams. Similar to certain other expense items, we expect labor costs to change proportionally as our restaurant revenue changes. Factors that influence fluctuations in our labor costs include minimum wage and payroll tax legislation, the frequency and severity of workers’ compensation claims, health care costs and the performance of our restaurants.
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
General and Administrative Expense
General and administrative expense is composed of payroll, other compensation, travel, marketing, accounting and legal fees, insurance and other expenses related to the infrastructure required to support our restaurants. General and administrative expense also includes the non-cash stock compensation expense related to our stock incentive plan.
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

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened or closed in the years indicated:

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015
Company-Owned Restaurant Activity
Beginning of period	457	422	386
Openings	12	38	51
Acquisitions(1)	—	—	1
Closures	(57)	(3)	(16)
Restaurants at end of period	412	457	422
Franchise Restaurant Activity
Beginning of period	75	70	53
Openings	3	6	19
Divestitures(1)	—	—	(1)
Closures	(12)	(1)	(1)
Restaurants at end of period	66	75	70
Total restaurants	478	532	492
_____________

(1)	Represents one franchise restaurant acquired by us in 2015.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue. Fiscal years 2017 and 2015 each contained 52 operating weeks, and fiscal year 2016 contained 53 operating weeks.

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015
Revenue:
Restaurant revenue	98.9%	99.0%	98.9%
Franchising royalties and fees	1.1%	1.0%	1.1%
Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):(1)
Cost of sales	26.9%	27.1%	26.7%
Labor	33.3%	33.4%	31.8%
Occupancy	11.5%	11.6%	11.2%
Other restaurant operating costs	14.2%	15.1%	14.1%
General and administrative	8.7%	11.4%	8.2%
Depreciation and amortization	5.4%	5.8%	6.1%
Pre-opening	0.2%	0.6%	1.0%
Restaurant impairments, closure costs and asset disposals	8.2%	9.7%	6.5%
Total costs and expenses	107.4%	113.9%	104.6%
Loss from operations	(7.4)%	(13.9)%	(4.6)%
Interest expense, net	0.8%	0.6%	0.3%
Loss before income taxes	(8.3)%	(14.5)%	(4.9)%
(Benefit) provision for income taxes	(0.1)%	0.2%	(1.9)%
Net loss	(8.2)%	(14.7)%	(3.0)%
_____________

(1)	As a percentage of restaurant revenue.

Fiscal Year Ended January 2, 2018 compared to Fiscal Year Ended January 3, 2017
Fiscal year 2017 contained 52 operating weeks and fiscal year 2016 contained 53 operating weeks. The table below presents our operating results for 2017 and 2016, and the related year-over-year changes:

	Fiscal Year Ended		Increase / (Decrease)
	January 2, 2018	January 3, 2017	$	%
	(in thousands)
Revenue:
Restaurant revenue	$451,599	$482,544	$(30,945)	(6.4)%
Franchising royalties and fees	4,893	4,930	(37)	(0.8)%
Total revenue	456,492	487,474	(30,982)	(6.4)%
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	121,473	130,630	(9,157)	(7.0)%
Labor	150,161	161,219	(11,058)	(6.9)%
Occupancy	51,877	55,912	(4,035)	(7.2)%
Other restaurant operating costs	64,091	73,011	(8,920)	(12.2)%
General and administrative	39,746	55,654	(15,908)	(28.6)%
Depreciation and amortization	24,613	28,134	(3,521)	(12.5)%
Pre-opening	935	3,131	(2,196)	(70.1)%
Restaurant impairments, closure costs and asset disposals	37,446	47,311	(9,865)	(20.9)%
Total costs and expenses	490,342	555,002	(64,660)	(11.7)%
Loss from operations	(33,850)	(67,528)	33,678	49.9%
Interest expense, net	3,839	2,916	923	31.7%
Loss before income taxes	(37,689)	(70,444)	32,755	46.5%
(Benefit) provision for income taxes	(207)	1,233	(1,440)	*
Net loss	$(37,482)	$(71,677)	$34,195	47.7%
Company-owned:
Average unit volumes	$1,072	$1,075	$(3)	(0.3)%
Comparable restaurant sales	(2.7)%	(0.9)%
_____________

*	Not meaningful.

Revenue
Total revenue decreased by $31.0 million, or 6.4%, in 2017, to $456.5 million compared to $487.5 million in 2016. This decrease was due to the impact of closing 55 company-owned restaurants in the first quarter of 2017 and a decline in comparable company-owned restaurant sales (as described below), partially offset by additional restaurant openings since the beginning of 2016. Total revenue in the prior fiscal year was also higher by approximately $8.1 million due to the impact of an additional operating week in 2016.
Comparable restaurant sales decreased by 2.7% at company-owned restaurants, decreased by 0.5% at franchise-owned restaurants and decreased by 2.4% system-wide in 2017.

Cost of Sales
Cost of sales decreased by $9.2 million, or 7.0%, in 2017 compared to 2016, due primarily to the decrease in restaurant revenue in 2017 due to restaurant closures in the first quarter of 2017. As a percentage of restaurant revenue, cost of sales decreased to 26.9% in 2017 from 27.1% in 2016. The decrease as a percentage of restaurant revenue was primarily due to less promotional activity.
Labor Costs
Labor costs decreased by $11.1 million, or 6.9%, in 2017 compared to 2016, due primarily to the decrease in restaurant revenue in 2017 due to restaurant closures in the first quarter of 2017. As a percentage of restaurant revenue, labor costs marginally decreased to 33.3% in 2017 from 33.4% in 2016. The decrease is due to the benefit of restaurant closures during the first quarter of 2017 and labor initiatives, mostly offset by labor inflation.
Occupancy Costs
Occupancy costs decreased by $4.0 million, or 7.2%, in 2017 compared to 2016, due primarily to the favorable impact of restaurant closures in the first quarter of 2017. As a percentage of restaurant revenue, occupancy costs decreased to 11.5% in 2017 from 11.6% in 2016.
Other Restaurant Operating Costs
Other restaurant operating costs decreased by $8.9 million, or 12.2%, in 2017 compared to 2016, due primarily to decreased restaurant revenue due to restaurant closures in the first quarter of 2017 and lower marketing expense in 2017. As a percentage of restaurant revenue, other restaurant operating costs decreased to 14.2% in 2017 from 15.1% in 2016, due primarily to a reduction in marketing spending.
General and Administrative Expense
General and administrative expense decreased by $15.9 million, or 28.6%, in 2017 compared to 2016, primarily due to the recognition in 2016 of a $10.6 million charge for estimated losses associated with claims and anticipated claims by payment card companies from the data security incident, a $2.7 million charge for severance expenses and a $3.0 million charge for an employment-related litigation settlement. As a percentage of revenue, general and administrative expense decreased to 8.7% in 2017 from 11.4% in 2016, due primarily to the charges recognized in 2016 discussed above.
Depreciation and Amortization
Depreciation and amortization decreased by $3.5 million, or 12.5%, in 2017 compared to 2016, due primarily to restaurants closed or impaired since 2015. As a percentage of revenue, depreciation and amortization decreased to 5.4% in 2017 from 5.8% in 2016.
Pre-Opening Costs
Pre-opening costs decreased by $2.2 million, or 70.1%, in 2017 compared to 2016 due to fewer restaurants under construction compared to the comparable period in the prior year. As a percentage of revenue, pre-opening costs decreased to 0.2% in 2017 from 0.6% in 2016.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals decreased by $9.9 million, or 20.9%, in 2017 compared to 2016. In 2017, we recognized $20.1 million of closure costs related to the closure of 55 restaurants in the first quarter of 2017 and ongoing costs of restaurants closed in the fourth quarter of 2015, compared to $2.3 million of closure costs recognized in 2016 for ongoing costs of restaurants closed in the fourth quarter of 2015.
Additionally, in 2017, we recognized $16.2 million of impairment charges related to the impairment of 34 restaurants, compared to $41.6 million of impairment charges recognized in 2016 related to the impairment of 54 restaurants. Many of these restaurants were opened in the last three to four years in newer markets where brand awareness of our restaurants is not as strong and where it has been more difficult to adequately staff our restaurants. The underperformance of these restaurants, compounded by the higher than average construction costs of some of these restaurants, resulted in the recording of an impairment of fixed assets in both 2017 and 2016.

Each quarter we evaluate possible impairment of fixed assets at the restaurant level and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. There can be no assurance that such evaluations will not result in additional impairment costs in future periods.
Interest Expense
Interest expense increased by $0.9 million in 2017 compared to 2016. The increase was the result of an increase in the average interest rate on our credit facility and higher amortization of debt issuance costs, partially offset by lower average debt balances during 2017 compared to 2016.
Provision for Income Taxes
In 2016, we determined that it was appropriate to record a valuation allowance against U.S. deferred tax assets due to uncertainty regarding the realizability of future tax benefits, after which there was no material tax benefit or provision. We reported a benefit from income taxes of $(0.2) million in 2017 compared to a provision for income taxes of $1.2 million in 2016. The change in tax provision is primarily related to the U.S. valuation allowance that was initially recorded to tax expense in 2016. As a result, the effective tax rate changed to 0.5% in 2017 from (1.8)% in 2016. We will continue to maintain a valuation allowance against U.S. deferred tax assets until there is sufficient evidence to support a full or partial reversal. Due to the valuation allowance recorded, we do not expect material impacts from the tax cut and Jobs Act in 2018.
During 2017, we closed all Canadian restaurants and discontinued foreign business operations. As a result, all Canadian deferred tax assets were written off against the previously recorded Canadian valuation allowance and did not impact tax expense or the effective tax rate.

Fiscal Year Ended January 3, 2017 compared to Fiscal Year Ended December 29, 2015
Fiscal year 2016 contained 53 operating weeks and fiscal year 2015 contained 52 operating weeks. The table below presents our operating results for 2016 and 2015, and the related year-over-year changes:

	Fiscal Year Ended		Increase / (Decrease)
	January 3, 2017	December 29, 2015	$	%
	(in thousands)
Revenue:
Restaurant revenue	$482,544	$450,482	$32,062	7.1%
Franchising royalties and fees	4,930	4,969	(39)	(0.8)%
Total revenue	487,474	455,451	32,023	7.0%
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	130,630	120,455	10,175	8.4%
Labor	161,219	143,145	18,074	12.6%
Occupancy	55,912	50,300	5,612	11.2%
Other restaurant operating costs	73,011	63,549	9,462	14.9%
General and administrative	55,654	37,244	18,410	49.4%
Depreciation and amortization	28,134	27,802	332	1.2%
Pre-opening	3,131	4,407	(1,276)	(29.0)%
Restaurant impairments, closure costs and asset disposals	47,311	29,616	17,695	59.7%
Total costs and expenses	555,002	476,518	78,484	16.5%
Loss from operations	(67,528)	(21,067)	(46,461)	*
Interest expense, net	2,916	1,432	1,484	*
Loss before income taxes	(70,444)	(22,499)	(47,945)	*
Provision (benefit) for income taxes	1,233	(8,734)	9,967	*
Net loss	$(71,677)	$(13,765)	$(57,912)	*
Company-owned:
Average unit volumes	$1,075	$1,103	$(28)	(2.5)%
Comparable restaurant sales	(0.9)%	(0.2)%
_____________

*	Not meaningful.

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
General and Administrative Expense
General and administrative expense increased by $18.4 million, or 49.4%, in 2016 compared to 2015, primarily due to a $10.6 million charge for estimated losses associated with claims and anticipated claims by payment card companies from the data security incident, a $2.7 million charge for severance expenses and a $3.0 million charge for an employment-related litigation settlement. As a percentage of revenue, general and administrative expense increased to 11.4% in 2016 from 8.2% in 2015, due primarily to the charges discussed above.
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
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals increased by $17.7 million, or 59.7%, in 2016 compared to 2015 due primarily to the impairment of 54 restaurants in 2016, as a result of our current assessment of expected future cash flows, compared to the impairment of 39 restaurants in 2015. Our financial performance has been adversely impacted by a subset of our restaurants that have significantly underperformed our restaurant averages, as measured by AUVs, restaurant contribution margin and cash flow. Many of these restaurants were opened in the last two to three years in newer markets where brand awareness of our restaurants is not as strong and where it has been more difficult to adequately staff our restaurants. The underperformance of these 54 restaurants, compounded by the higher than average construction costs of some of these restaurants, resulted in the recording of an impairment of fixed assets in 2016.
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

Quarterly Financial Data
The following table presents select historical quarterly consolidated statements of operations data and other operations data for fiscal years 2017 and 2016. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter. Results from the quarters ended January 2, 2018, October 3, 2017, July 4, 2017, April 4, 2017, January 3, 2017, and June 28, 2016 include the impact of significant impairments described elsewhere in this report and these impairments may or may not impact our results in future quarters. Each fiscal quarter contained 13 operating weeks, with the exception of the fourth quarter of 2016, which had 14 operating weeks.

	Quarter Ended
	January 2, 2018	October 3, 2017	July 4, 2017	April 4, 2017	January 3, 2017	September 27, 2016	June 28, 2016	March 29, 2016
	(in thousands, except restaurants, unaudited)
Revenue:
Restaurant revenue	$111,424	$113,020	$111,628	$115,527	$128,033	$121,442	$120,204	$112,865
Franchising royalties and fees	1,350	1,191	1,164	1,188	1,367	1,239	1,203	1,121
Total revenue	$112,774	$114,211	$112,792	$116,715	$129,400	$122,681	$121,407	$113,986
Net loss(1)(2)(3)(4)	$(487)	$(8,335)	$(1,815)	$(26,845)	$(45,376)	$(9,841)	$(14,087)	$(2,373)
Selected Operating Data:
Company-owned restaurants at end of period	412	413	413	409	457	455	443	436
Franchise-owned restaurants at end of period	66	66	73	73	75	73	71	71
Company-owned:
Average unit volumes	$1,072	$1,066	$1,065	$1,067	$1,075	$1,087	$1,092	$1,101
Comparable restaurant sales	(0.9)%	(3.8)%	(3.9)%	(2.5)%	(1.8)%	(0.9)%	(0.9)%	—%
Restaurant contribution as a percentage of restaurant revenue(5)	15.1%	15.6%	15.0%	11.0%	11.9%	12.4%	13.7%	13.3%
_____________

(1)
The first quarter of 2017 includes $19.9 million of closure costs primarily related to the 55 restaurants closed during the first quarter of 2017. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals, for additional disclosure on closures.

(2)
Includes the impact of impairing three restaurants in the fourth quarter of 2017, 18 restaurants in the third quarter of 2017, nine restaurants in the second quarter of 2017 and four restaurants in the first quarter of 2017. The impairment costs recognized were $1.1 million in the fourth quarter of 2017, $9.1 million in the third quarter of 2017, $4.0 million in the second quarter of 2017 and $1.9 million in the first quarter of 2017. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals, for additional disclosure on impairments.

(3)
Includes the impact of impairing 42 restaurants in the fourth quarter of 2016, 11 restaurants in the second quarter of 2016 and one restaurant in the first quarter of 2016. The impairment costs recognized were $31.1 million in the fourth quarter of 2016, $10.3 million in the second quarter of 2016 and $0.2 million in the first quarter of 2016. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals, for additional disclosure on impairments.

(4)
The fourth quarter of 2016 includes charges of $10.6 million for estimated losses associated with claims and anticipated claims by payment card companies from our data security incident, and the third quarter of 2016 includes a $2.5 million charge for severance expenses and a $3.0 million charge for an employment-related litigation settlement.

(5)
Restaurant contribution represents restaurant revenue less restaurant operating costs, which are the cost of sales, labor, occupancy and other operating items. Restaurant contribution is a non-GAAP measure that is neither required by, nor presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and the calculation thereof may not be comparable to similar measures reported by other companies. Restaurant contribution is a supplemental measure of the operating performance of our restaurants and is not reflective of the underlying performance of our business because corporate-level expenses are excluded from this measure.

Restaurant contribution has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Management does not consider restaurant contribution in isolation or as an alternative to financial measures determined in accordance with GAAP. However, management believes that restaurant contribution is an important tool for investors and other interested parties because it is a widely-used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management also uses restaurant contribution as a metric to evaluate the profitability of incremental sales at our restaurants, restaurant performance across periods and restaurant financial performance compared with competitors. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K for a discussion of restaurant contribution and other key performance indicators.

A reconciliation of income (loss) from operations to restaurant contribution is presented below:

	Quarter Ended
	January 2, 2018	October 3, 2017	July 4, 2017	April 4, 2017	January 3, 2017	September 27, 2016	June 28, 2016	March 29, 2016
	(in thousands, unaudited)
Income (loss) from operations	$87	$(7,483)	$(808)	$(25,646)	$(44,315)	$(9,062)	$(11,312)	$(2,839)
Less: Franchising royalties and fees	1,350	1,191	1,164	1,188	1,367	1,239	1,203	1,121
Add: General and administrative	9,880	9,807	9,393	10,666	20,526	15,251	9,840	10,037
Depreciation and amortization	5,884	6,183	6,279	6,267	7,151	7,006	7,071	6,906
Pre-opening	75	69	246	545	442	856	796	1,037
Restaurant impairments, closure costs and asset disposals	2,299	10,263	2,830	22,054	32,764	2,283	11,248	1,016

Restaurant contribution	$16,875	$17,648	$16,776	$12,698	$15,201	$15,095	$16,440	$15,036

Liquidity and Capital Resources
Historically, our primary sources of liquidity and cash flows were operating cash flows and borrowings on our revolving line of credit. In the first quarter of 2017 we determined that we needed additional sources of liquidity in order to pursue our operational strategies and fund obligations such as the liabilities to landlords from the termination of our leases for the restaurants closed in the first quarter of 2017, fees to be paid to our real estate advisor and brokers related to such terminations and other costs of closing restaurants, including severance for terminated employees (“Restaurant Closing Liabilities”) and estimated losses associated with claims and anticipated claims by payment card companies for non-ordinary course operating expenses, card issuer losses and card replacement costs for which we expect to be liable (the “Data Breach Liabilities”). We executed the following transactions in 2017 to provide us with additional liquidity: (i) we completed two private placement transactions for aggregate gross proceeds to us of $50.0 million, and (ii) we amended our credit agreement to increase our flexibility under the credit facility. In 2017, we paid approximately $11.0 million for the termination of leases related to closed restaurants, including related fees and expenses. We expect to pay approximately $6.0 million to $10.0 million for such purposes over the next three to nine months.
We have historically used cash to fund capital expenditures for new restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital; however, due to our anticipated modest unit growth, cash required for new restaurant openings has been correspondingly reduced. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have up to 30 days to pay our vendors. We believe that expected cash flow from operations, the proceeds received from the private placement transactions and existing borrowing capacity under our credit facility are adequate to fund debt service requirements, operating lease obligations, capital expenditures, the Restaurant Closing Liabilities, the Data Breach Liabilities and working capital obligations for the next year.
Our total capital expenditures for 2017 were $20.8 million, and we expect to incur capital expenditures of approximately $10.0 million in 2018, of which approximately $2.0 million relates to our construction of new restaurants before any reductions for landlord reimbursements, and the remainder relates primarily to reinvestment in existing restaurants and investments in technology. Additionally, we anticipate paying approximately $8.0 million for the remaining Data Breach Liabilities. However, we may ultimately be subject to Data Breach Liabilities that are up to $5.5 million greater than that amount.

Cash flows from operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015
	(in thousands)
Net cash provided by operating activities	$4,102	$24,737	$44,506
Net cash used in investing activities	(20,828)	(42,757)	(50,721)
Net cash provided by financing activities	18,265	17,904	6,355
Effect of exchange rate changes on cash	(15)	41	(134)
Net increase (decrease) in cash and cash equivalents	$1,524	$(75)	$6
Operating Activities
Net cash provided by operating activities in 2017 decreased $20.6 million compared to 2016. The decrease resulted primarily from payments of approximately $11.0 million for the termination of leases related to closed restaurants, including related fees and expenses, a litigation settlement payment of $2.6 million, a payment for the Data Breach Liabilities of $4.0 million and other working capital changes due primarily to timing.
Net cash provided by operating activities in 2016 decreased $19.8 million compared to 2015. The decrease resulted primarily from the net loss during 2016 compared to 2015, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, closure costs and asset disposals and stock-based compensation expense, as well as changes in certain working capital accounts for recording accruals for a litigation settlement and Data Breach Liabilities in 2016.
Investing Activities
Net cash used in investing activities was primarily related to new restaurant capital expenditures for the opening of 12, 38 and 51 company-owned restaurants in 2017, 2016 and 2015, respectively, as well as infrastructure improvements. The decrease in investing activities in 2017 from 2016, and 2016 from 2015 was a result of our decision to reduce new restaurant development during the second half of 2016, partially offset by increased spending in our information technology infrastructure.
Financing Activities
Net cash provided by financing activities increased $0.4 million in 2017 compared to 2016. The increase is primarily due to the net proceeds received from the private placement transactions that occurred during the first quarter of 2017, net of repayments on long-term debt.
Net cash provided by financing activities increased $11.5 million in 2016 compared to 2015. The increase in 2016 over 2015 was primarily due to repurchases of our common stock of $35.0 million in 2015 and lower operating cash flows during 2016, which resulted in the need to increase our borrowings on our revolving line of credit.
Credit Facility
We maintain a $97.5 million revolving line of credit under our credit facility. The revolving line of credit includes a swing line loan of $10.0 million used to fund working capital requirements. The credit facility matures in June 2019.
On November 8, 2017, the Company entered into an amendment to its credit facility. Among other things, the amendment (i) increased the lease adjusted leverage ratios and decreased the fixed charge coverage ratios, (ii) increased the interest rate margin applicable to the total lease adjusted leverage levels at and above 3.75:1.00, (iii) added automatic and permanent reduction to the revolving credit facility by $2.5 million per quarter beginning with the fourth quarter of 2017, (iv) provided for a maturity date of June 4, 2019, (v) modified the capital expenditure covenant so that it applies to the capital expenditures and not only growth capital expenditures and permits total capital expenditures of up to $22.0 million in 2017 and $10.0 million per year thereafter, and (vi) made certain other changes.

As of January 2, 2018, we had $58.8 million of outstanding indebtedness and $3.3 million of outstanding letters of credit under our revolving line of credit. Borrowings under the agreement as amended bear interest, at the Company’s option, at either (i) LIBOR plus 2.50% to 3.75%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus 1.50% to 2.75%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one-month LIBOR plus 1.00%. The credit facility includes a commitment fee of 0.35% to 0.55%, based on the lease-adjusted leverage ratio, per year on any unused portion of the credit facility. We also maintain outstanding letters of credit to secure obligations under our workers’ compensation program and certain lease obligations.
Availability of borrowings under the revolving line of credit is conditioned on our compliance with specified covenants, including a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. We are subject to a number of other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments. As of January 2, 2018, we were in compliance with all of our debt covenants.
We expect that we will meet all applicable financial covenants in our credit facility, including the maximum lease-adjusted leverage ratio, throughout the fiscal year ending January 1, 2019. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit facility. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
Our credit facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.
Contractual Obligations
Our contractual obligations at January 2, 2018 were as follows:

		Payments Due by Period
	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Lease obligations (1)	$244,651	$44,371	$75,888	$59,810	$64,582
Purchase obligations (2)	31,412	20,392	6,936	4,084	—
Long-term debt (3)	58,818	—	58,818	—	—
Other liabilities (4)	790	67	683	20	20
Total contractual obligations	$335,671	$64,830	$142,325	$63,914	$64,602
_____________

(1)
We are obligated under non-cancellable leases for our restaurants, administrative offices and equipment. Some restaurant leases provide for contingent rental payments based on sales thresholds, which are excluded from this table. We also include capital leases for computer equipment of approximately $0.5 million.

(2)
We enter into various purchase obligations in the ordinary course of business. Our binding purchase obligations relate to volume commitments for beverage and food products, as well as binding commitments for the construction of new restaurants.

(3)
Reflects full payment of our long-term debt at maturity of our credit facility in 2019. Interest payments associated with variable-rate long-term debt have not been included in the table. Assuming that our $58.8 million of variable-rate long-term debt as of January 2, 2018 is held to maturity and utilizing interest rates in effect as of January 2, 2018, our annual interest payments (including commitment fees and letter of credit fees) on variable-rate long-term debt as of January 2, 2018 is anticipated to be approximately $3.3 million for 2018 and approximately $1.4 million for 2019. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of January 2, 2018 and do not reflect interest obligations on potential future debt. See “Liquidity and Capital Resources” for a discussion of the terms of the revolving credit facility.

(4)	Reflects the expected payments associated with severance expense and our commitment under our non-qualified deferred compensation plan.

The amount recorded for Data Breach Liabilities is an estimate and the timing of the future payments is not known, and therefore not included in the table above.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of January 2, 2018.

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
Self-Insurance Programs
We are self-insured for health, workers’ compensation, general and liability and property damage. Predetermined loss limits have been arranged with insurance companies to limit our per occurrence cash outlay. Estimated costs to settle reported claims and incurred but unreported claims for health and workers’ compensation self-insured plans are recorded in accrued payroll and benefits and for general and liability and property damage in accrued expenses and other liabilities in the Consolidated Balance Sheets.
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
Recently Issued Accounting Pronouncements
Refer to Note 1, Business and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements of this report.
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation, shareholder advisory votes on golden parachute compensation and the extended transition period for complying with the new or revised accounting standards. We will cease to be an “emerging growth company” at the end of our 2018 fiscal year.
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
ITEM 7A.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of January 2, 2018 there was $58.8 million in outstanding borrowings under our credit facility. A plus or minus 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.6 million on an annualized basis.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that affected our results in 2015 through 2017. We expect wage inflation to continue to affect our results in the near future. We anticipate modest commodity inflation to affect our results in the near future as well.

ITEM 8.	Financial Statements and Supplementary Data

Noodles & Company

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Balance Sheets
(in thousands, except share data)

	January 2, 2018	January 3, 2017
Assets
Current assets:
Cash and cash equivalents	$3,361	$1,837
Accounts receivable	2,434	5,438
Inventories	9,929	11,285
Prepaid expenses and other assets	6,258	6,972
Income tax receivable	76	256
Total current assets	22,058	25,788
Property and equipment, net	152,593	173,533
Goodwill	6,400	6,400
Intangibles, net	1,565	1,715
Other assets, net	2,617	2,025
Total long-term assets	163,175	183,673
Total assets	$185,233	$209,461
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,929	$10,601
Accrued payroll and benefits	11,719	10,723
Accrued expenses and other current liabilities	21,221	27,709
Total current liabilities	43,869	49,033
Long-term debt, net	57,624	84,676
Deferred rent	38,872	44,929
Deferred tax liabilities, net	416	435
Other long-term liabilities	8,591	4,570
Total liabilities	149,372	183,643
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of January 2, 2018 and January 3, 2017; no shares issued or outstanding	—	—
Common stock—$0.01 par value, authorized 180,000,000 shares as of January 2, 2018 and January 3, 2017; 43,550,329 issued and 41,126,458 outstanding as of January 2, 2018 and 30,300,925 issued and 27,877,054 outstanding as of January 3, 2017	436	303
Treasury stock, at cost, 2,423,871 shares as of January 2, 2018 and January 3, 2017, respectively	(35,000)	(35,000)
Additional paid-in capital	171,613	124,272
Accumulated other comprehensive loss	—	(51)
Accumulated deficit	(101,188)	(63,706)
Total stockholders’ equity	35,861	25,818
Total liabilities and stockholders’ equity	$185,233	$209,461
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015
Revenue:
Restaurant revenue	$451,599	$482,544	$450,482
Franchising royalties and fees	4,893	4,930	4,969
Total revenue	456,492	487,474	455,451
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	121,473	130,630	120,455
Labor	150,161	161,219	143,145
Occupancy	51,877	55,912	50,300
Other restaurant operating costs	64,091	73,011	63,549
General and administrative	39,746	55,654	37,244
Depreciation and amortization	24,613	28,134	27,802
Pre-opening	935	3,131	4,407
Restaurant impairments, closure costs and asset disposals	37,446	47,311	29,616
Total costs and expenses	490,342	555,002	476,518
Loss from operations	(33,850)	(67,528)	(21,067)
Interest expense, net	3,839	2,916	1,432
Loss before income taxes	(37,689)	(70,444)	(22,499)
(Benefit) provision for income taxes	(207)	1,233	(8,734)
Net loss	(37,482)	(71,677)	(13,765)
Accretion of preferred stock to redemption value	(7,967)	—	—
Net loss attributable to common stockholders	$(45,449)	$(71,677)	$(13,765)

Loss per Class A and Class B common stock, combined
Basic	$(1.20)	$(2.58)	$(0.48)
Diluted	$(1.20)	$(2.58)	$(0.48)
Weighted average Class A and Class B common stock outstanding, combined
Basic	37,759,497	27,808,708	28,938,901
Diluted	37,759,497	27,808,708	28,938,901
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015
Net loss	$(37,482)	$(71,677)	$(13,765)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(109)	83	(134)
Other comprehensive (loss) income	(109)	83	(134)
Comprehensive loss	$(37,591)	$(71,594)	$(13,899)
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock(1) (2)		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount	Shares	Amount
Balance—December 30, 2014	29,820,340	$298	67,586	$(2,848)	$120,929	$—	$21,736	$140,115	$—
Proceeds from exercise of stock options, warrants and employee stock purchase plan	318,332	3	—	—	949	—	—	952	—
Treasury shares acquired, net	—	—	2,356,285	(32,152)	(2,848)	—	—	(35,000)	—
Stock-based compensation expense	—	—	—	—	1,698	—	—	1,698	—
Other	—	—	—	—	(94)	—	—	(94)	—
Net loss	—	—	—	—	—	—	(13,765)	(13,765)	—
Other comprehensive loss	—	—	—	—	—	(134)	—	(134)	—
Balance—December 29, 2015	30,138,672	301	2,423,871	(35,000)	120,634	(134)	7,971	93,772	—
Proceeds from exercise of stock options and employee stock purchase plan	162,253	2	—	—	1,098	—	—	1,100	—
Stock-based compensation expense	—	—	—	—	2,540	—	—	2,540	—
Net loss	—	—	—	—	—	—	(71,677)	(71,677)	—
Other comprehensive income	—	—	—	—	—	83	—	83	—
Balance—January 3, 2017	30,300,925	303	2,423,871	(35,000)	124,272	(51)	(63,706)	25,818	—
Issuance of preferred stock and warrants to L Catterton in connection with the private placement, net of transaction expenses	—	—	—	—	6,056	—	—	6,056	10,533
Issuance of common stock in connection with the Mill Road private placement, net of transaction expenses	8,873,240	89	—	—	29,021	—	—	29,110	—
Accretion of preferred stock	—	—	—	—	(7,967)	—	—	(7,967)	7,967
Conversion of preferred stock to L Catterton	4,252,873	43	—	—	18,457	—	—	18,500	(18,500)
Proceeds from exercise of stock options and employee stock purchase plan	123,291	1	—	—	82	—	—	83	—
Stock-based compensation expense	—	—	—	—	1,692	—	—	1,692	—
Net loss	—	—	—	—	—	—	(37,482)	(37,482)	—
Other comprehensive income, net	—	—	—	—	—	51	—	51	—
Balance—January 2, 2018	43,550,329	$436	2,423,871	$(35,000)	$171,613	$—	$(101,188)	$35,861	$—
_____________

(1)	Unless otherwise noted, activity relates to Class A common stock

(2)	Includes 1,522,098 shares of Class B common stock for all periods presented.

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	January 2, 2018	January 3, 2017	December 29, 2015
Operating activities
Net loss	$(37,482)	$(71,677)	$(13,765)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,613	28,134	27,802
Deferred income taxes, net	(228)	1,099	(8,878)
Restaurant impairments, closure costs and asset disposals	30,859	45,536	28,927
Amortization of debt issuance costs	465	140	98
Stock-based compensation	1,514	2,319	1,469
Loss on liquidation of Canadian subsidiary	70	—	—
Gain on insurance proceeds received for property damage	—	(494)	—
Changes in operating assets and liabilities:
Accounts receivable	2,976	(443)	(437)
Inventories	(387)	(790)	(1,058)
Prepaid expenses and other assets	332	162	(1,025)
Accounts payable	(1,302)	(2,440)	2,794
Deferred rent	1,597	5,328	7,143
Income taxes	180	564	(193)
Accrued expenses and other liabilities	(19,105)	17,299	1,629
Net cash provided by operating activities	4,102	24,737	44,506
Investing activities
Purchases of property and equipment	(20,828)	(43,335)	(50,093)
Acquisitions of franchise restaurants	—	—	(628)
Insurance proceeds received for property damage	—	578	—
Net cash used in investing activities	(20,828)	(42,757)	(50,721)
Financing activities
Net (repayments) borrowings from swing line loan	(96)	(1,649)	1,846
Proceeds from borrowings on long-term debt	10,532	19,800	55,600
Payments on long-term debt	(37,015)	(1,000)	(16,700)
Debt issuance costs	(938)	(347)	(249)
Issuance of preferred stock and common stock warrants, net of transaction expenses (see Note 8)	16,589	—	—
Issuance of common stock, net of transaction expenses (see Note 8)	29,110	—	—
Acquisition of treasury stock	—	—	(35,000)
Proceeds from exercise of stock options and employee stock purchase plan	83	1,100	952
Other financing activities	—	—	(94)
Net cash provided by financing activities	18,265	17,904	6,355
Effect of exchange rate changes on cash	(15)	41	(134)
Net increase (decrease) in cash and cash equivalents	1,524	(75)	6
Cash and cash equivalents
Beginning of year	1,837	1,912	1,906
End of year	$3,361	$1,837	$1,912
See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies
Business
Noodles & Company (the “Company” or “Noodles & Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of January 2, 2018, the Company had 412 company-owned restaurants and 66 franchise restaurants in 29 states and the District of Columbia. The Company operates its business as one operating and reportable segment.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
As permitted by the SEC under Release No. 34-78041, the Company has used Inline eXtensible Business Reporting Language (Inline XBRL) to provide its consolidated financial statements to the SEC. This information is not part of the financial statements and is unaudited.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2017 and 2015, which ended on January 2, 2018 and December 29, 2015, respectively, each contained 52 weeks, and fiscal year 2016, which ended on January 3, 2017, contained 53 weeks.
Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investment instruments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from credit card processors as of January 2, 2018 and January 3, 2017 were $1.0 million and $1.1 million, respectively, and were offset on the Consolidated Balance Sheets by outstanding checks. Book overdrafts, which are outstanding checks in excess of cash and cash equivalents, are recorded within accounts payable in the accompanying Consolidated Balance Sheets and within operating activities in the accompanying Consolidated Statements of Cash Flows.
Accounts Receivable
Accounts receivable consists primarily of tenant improvement receivables and vendor rebates, as well as amounts due from franchisees and other miscellaneous receivables arising from the normal course of business. The Company believes all amounts to be collectible. Accordingly, no allowance for doubtful accounts has been recorded as of January 2, 2018 or January 3, 2017.
Inventories
Inventories consist of food, beverages, supplies and smallwares, and are stated at the lower of cost (first-in, first-out method) or market. Smallwares inventory, which consist of the plates, silverware and cooking utensils used in the restaurants, are frequently replaced and are therefore considered current assets. Replacement costs of smallwares inventory are recorded as other restaurant operating costs in the Consolidated Statements of Operations and are expensed as incurred. As of January 2, 2018 and January 3, 2017, smallwares inventory of $6.7 million and $7.3 million, respectively, were included in the accompanying Consolidated Balance Sheets.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Expenditures for major renewals and improvements are capitalized, while expenditures for minor replacements and maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term, which generally includes option periods that are reasonably assured to be exercised. Depreciation and amortization expense on property and equipment, including assets under capital lease, was $24.5 million, $28.0 million and $27.7 million in 2017, 2016 and 2015, respectively.
The estimated useful lives for property and equipment are:

Property and Equipment	Estimated Useful Lives
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture and fixtures	3 to 15 years
Equipment	3 to 7 years

The Company capitalizes internal payroll and payroll-related costs directly related to the successful acquisition, development, design and construction of its new restaurants. Capitalized internal costs were $0.9 million, $2.4 million and $3.0 million in 2017, 2016 and 2015, respectively. Interest incurred on funds used to construct company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $0.2 million in 2017 and $0.3 million in both 2016 and 2015.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill is not subject to amortization, but instead is tested for impairment at least annually (or more often, if necessary) as of the first day of the Company’s fourth fiscal quarter.
Goodwill is evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit. Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. Fair value is measured using a combination of the income approach and the market approach. The income approach consists of utilizing the discounted cash flow method that incorporates the Company’s estimates of future revenues and costs, discounted using a risk-adjusted discount rate. The Company’s estimates used in the income approach are consistent with the plans and estimates used to manage operations. The market approach utilizes multiples of profit measures to estimate the fair value of the assets. The Company evaluates all methods to ensure reasonably consistent results. Additionally, the Company evaluates the key input factors in the model used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests. Based on the Company’s analysis, no impairment charges were recognized on goodwill for the fiscal years ended 2017, 2016 and 2015.
However, an impairment charge may be triggered in the future if cash flows of the Company’s restaurants decline significantly, or if there are significant adverse changes in the operating environment of the restaurant industry.
Intangibles, net
Intangibles, net consists primarily of reacquired franchise rights, favorable lease agreements, trademarks and transferable liquor licenses. The Company amortizes the fair value of reacquired franchise rights over the remaining contractual terms of the reacquired franchise area development agreements at the time of acquisition, which ranged from approximately eight years to 16 years as of January 2, 2018. The Company amortizes the fair value of favorable lease agreements over the remaining related lease terms at the time of the acquisition, which ranged from approximately two years to seven years as of January 2, 2018. Trademark rights are considered indefinite-lived intangible assets, the carrying value of which are analyzed for impairment at least annually (or more often, if necessary). Transferable liquor licenses are carried at the lower of cost or fair value and are evaluated annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Estimates of future cash flows are based on the Company’s experience and knowledge of local operations. During 2017, 2016 and 2015, the Company recorded impairment charges of certain long-lived assets which are included in restaurant impairments, closure costs and asset disposals in the Consolidated Statements of Operations. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals. Fair value of the restaurant assets was determined using Level 3 inputs (as described in Note 5, Fair Value Measurements).
Debt Issuance Costs
Certain fees and costs incurred to obtain long-term financing are capitalized and included as a reduction in the net carrying value of long-term debt, net of accumulated amortization. These costs are amortized to interest expense over the term of the related debt. When debt is extinguished prior to its maturity date, the amortization of the remaining unamortized debt issuance costs, or pro-rata portion thereof, is charged to loss on extinguishment of debt. Debt issuance costs of $1.2 million and $0.7 million, net of accumulated amortization, as of January 2, 2018 and January 3, 2017, respectively, are included as a reduction of long-term debt in the Consolidated Balance Sheets.
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
The Company sells gift cards which do not have an expiration date, and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company has determined that approximately 6% of gift cards will not be redeemed, which is recognized ratably over the estimated redemption period of the gift card, approximately 18 months. The Company recognized gift card breakage in restaurant revenue of approximately $0.3 million in each of the fiscal years ended 2017, 2016 and 2015.
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
As of January 2, 2018, January 3, 2017 and December 29, 2015, there were 66, 75 and 70 franchise restaurants in operation, respectively. Franchisees opened three, six and 19 restaurants in 2017, 2016 and 2015, respectively.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pre-Opening Costs
Pre-opening costs, including rent, wages, benefits and travel for the training and opening teams, food, beverage and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred and aggregated $5.7 million, $10.0 million and $8.0 million in 2017, 2016 and 2015, respectively. These costs are included in restaurant operating costs, general and administrative expenses and pre-opening costs based on the nature of the advertising and marketing costs incurred.
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
Stock-Based Compensation Expense
Stock-based compensation expense is measured at the grant date based upon the estimated fair value of the portion of the award that is ultimately expected to vest and is recognized as expense over the applicable vesting period of the award generally using the straight-line method (see Note 9, Stock-Based Compensation for more information).
Foreign Currency Translation
In 2017, the Company ceased its Canadian operations and liquidated the related assets. The Canadian dollar was the functional currency for the Company’s Canadian restaurant operations. Assets and liabilities denominated in Canadian dollars were translated into U.S. dollars at exchange rates in effect as of the balance sheet dates. Income and expense accounts were translated using the average exchange rates prevailing throughout the period. Translation adjustments from currency exchange were recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Gains or losses from foreign currency transactions were recognized in the Consolidated Statements of Operations.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of the new revenue standard by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permits adoption using one of two transition methods, either the retrospective or modified retrospective transition method.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company will adopt these standards effective the first quarter of fiscal 2018 using the modified retrospective method.
The adoption of these standards will not impact the Company’s recognition of revenue from company-owned restaurants or its recognition of continuing royalty fees from franchisees, which are based on a percentage of restaurant revenues and are recognized in the period the related franchised restaurants’ sales occur. The adoption of the new revenue recognition standards will impact the Company’s accounting for initial fees charged to franchisees. The Company’s current accounting policy is to recognize initial franchise fees when when all material services or conditions relating to the sale of the franchise have been substantially performed or satisfied by the Company, which is generally when a new franchise restaurant opens. In accordance with the new guidance, the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement, and will therefore be treated as a single performance obligation. As such, initial fees received will be recognized over the term of the related franchise agreement.
Although the standard will impact the manner in which we record revenue from initial fees, the Company does not believe this impact will be material to the Company’s Consolidated Statements of Operations. The cumulative catch-up adjustment to be recorded as deferred revenue upon adoption will be approximately $1.5 million. No impact to the Company’s Consolidated Statements of Cash Flows is expected as the initial fees will continue to be collected upon the restaurant opening date.
The Company is evaluating the impact of the standards on its disclosures of the Company’s revenues. Further, the Company is currently implementing internal controls related to the recognition and presentation of the Company’s revenues under these new standards.
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
Recently Adopted Accounting Pronouncements
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330).” The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016 (the Company’s first quarter of fiscal 2017) and is required to be adopted prospectively. The Company adopted this standard at the beginning of fiscal 2017 and the adoption did not have a material impact on the Company’s financial position or results of operations and cash flows.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of awards on the statement of cash flows. The pronouncement is effective for annual periods beginning after December 15, 2016 (the Company’s first quarter of fiscal 2017) and interim periods therein. The Company adopted this standard at the beginning of fiscal 2017 and the adoption impacted our accounting for excess tax benefits and deficiencies as all excess tax benefits and deficiencies have been recognized within the provision (benefit) for income taxes line item in the Company’s Consolidated Statements of Operations in the period in which they occur (see Note 7, Income Taxes). The Company elected the prospective method of transition and, except as described above, the provisions of ASU 2016-09 did not have an impact on the Company’s consolidated financial position or results of operations.

2. Supplemental Financial Information
Accounts receivable consist of the following (in thousands):

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2017	2016
Tenant improvement receivables	$216	$1,205
Vendor rebate receivables	869	1,590
Franchise and other receivables	1,349	2,643
	$2,434	$5,438

Prepaid expenses and other assets consist of the following (in thousands):

	2017	2016
Prepaid occupancy related costs	$4,091	$4,405
Other prepaid expenses	2,126	2,364
Other current assets	41	203
	$6,258	$6,972

Property and equipment, net, consist of the following (in thousands):

	2017	2016
Leasehold improvements	$199,211	$205,687
Furniture, fixtures and equipment	120,234	120,248
Construction in progress	2,592	8,044
	322,037	333,979
Accumulated depreciation and amortization	(169,444)	(160,446)
	$152,593	$173,533

Accrued payroll and benefits consist of the following (in thousands):

	2017	2016
Accrued payroll and related liabilities	$6,594	$6,935
Accrued bonus	1,947	1,460
Insurance liabilities	3,178	2,328
	$11,719	$10,723
Accrued expenses and other current liabilities consist of the following (in thousands):

	2017	2016
Gift card liability	$4,078	$3,857
Occupancy related	3,733	2,069
Utilities	1,705	1,753
Data breach liabilities (Note 14)	7,605	11,622
Legal settlement	—	3,000
Other accrued expenses	4,100	5,408
	$21,221	$27,709

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Goodwill and Intangible Assets
The following table presents goodwill as of January 2, 2018 and January 3, 2017, (in thousands):

	2017	2016
Balance at beginning of year	$6,400	$6,400
Acquisitions	—	—
Balance at end of year	$6,400	$6,400

The Company has had no goodwill impairment losses in fiscal years 2017, 2016 or 2015.

The following table presents intangible assets subject to amortization as of January 2, 2018 and January 3, 2017, (in thousands):

	2017	2016
Amortized intangible assets:
Reacquired franchise rights	$1,271	$1,306
Favorable leases	150	185
Less accumulated amortization	(375)	(277)
	1,046	1,214
Non-amortized intangible assets:
Trademark rights and transferable liquor licenses	519	501
	$1,565	$1,715

The estimated aggregate future amortization expense as of January 2, 2018 is as follows, (in thousands):

2018	$107
2019	105
2020	102
2021	102
2022	99
Thereafter	531
$1,046

No impairment charges were recorded related to non-amortized intangible assets in fiscal years 2017, 2016 or 2015.

4. Long-Term Debt
The Company has a credit facility consisting of a credit line of $97.5 million, expiring in June 2019. As of January 2, 2018, the Company had $58.8 million of indebtedness and $3.3 million of letters of credit outstanding under the revolving line of credit. The Company’s ability to borrow funds pursuant to the revolving line of credit is further limited by the requirement that it comply with the revolving line of credit’s financial covenants upon the measurement dates specified therein. These financial covenants include a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. The credit agreement also contains other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments.
On February 8, 2017, the Company entered into an amendment to its credit facility. Among other things, giving effect to the equity issuances completed during the first quarter of 2017, the amendment increased the interest rate, increased capital expenditure amounts related to restaurant growth and made certain other changes.
On November 8, 2017, the Company entered into an amendment to its credit facility. Among other things, the amendment (i) increased the lease adjusted leverage ratios and decreased the fixed charge coverage ratios, (ii) increased the interest rate margin applicable to the total lease adjusted leverage levels at and above 3.75:1.00, (iii) added automatic and permanent reduction to the revolving credit facility by $2.5 million per quarter beginning with the fourth quarter of 2017, (iv) provided for a maturity date of June 4, 2019, (v)

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

modified the capital expenditure covenant so that it applies to total capital expenditures and not only growth capital expenditures and permits total capital expenditures of up to $22.0 million in 2017 and $10.0 million per year thereafter, and (vi) made certain other changes. Borrowings under the agreement as amended bear interest, at the Company’s option, at either (i) LIBOR plus 2.50% to 3.75%, based on the lease-adjusted leverage ratio or (ii) the highest of the following rates plus 1.50% to 2.75%: (a) the federal funds rate plus 0.50%; (b) the Bank of America prime rate or (c) the one month LIBOR plus 1.00%. The credit facility includes a commitment fee of 0.35% to 0.55%, based on the lease-adjusted leverage ratio, per year on any unused portion of the credit facility.
The credit facility bore interest at a range of 3.77% to 7.00% during 2017. The Company recorded interest expense of $3.8 million, $2.9 million and $1.4 million for 2017, 2016 and 2015, respectively, of which $0.5 million, $0.1 million, and $0.1 million was amortization of debt issuance costs in each of the respective years.
As of January 2, 2018, the Company was in compliance with all of its debt covenants.
The credit facility is secured by a pledge of stock of substantially all of the Company’s subsidiaries and a lien on substantially all of the personal property assets of the Company and its subsidiaries.
5. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to their short-term nature. The carrying amounts of borrowings approximate fair value as the line of credit and term borrowings vary with market interest rates and negotiated terms and conditions are consistent with current market rates. The fair value of the Company’s line of credit borrowings is measured using Level 2 inputs. Adjustments to the fair value of non-financial assets measured at fair value on a non-recurring basis as of January 2, 2018 and January 3, 2017 are discussed in Note 6, Restaurant Impairments, Closure Costs and Asset Disposals.
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
6. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals for fiscal years 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Restaurant impairments(1)	$16,154	$41,615	$25,436
Closure costs(1)	20,052	2,251	3,076
Loss on disposal of assets and other (2)	1,240	3,445	1,104
	$37,446	$47,311	$29,616
_____________________________

(1)	Restaurant impairments and closure costs can include expenditures related to restaurants previously impaired or closed.

(2)
Included in loss on disposal of assets and other for the fiscal year 2016 is a $1.1 million charge to reduce capitalized labor and overhead as a result of the reduced growth for new restaurant development and a $0.5 million gain from insurance proceeds received for property damage in excess of the loss recognized.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restaurant Impairments
During 2017, 2016 and 2015, 34 restaurants, 54 restaurants and 39 restaurants were identified as impaired, respectively. Impairment is based on management’s current assessment of the expected future cash flows of various restaurants based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and was determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value.
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
Restaurant Closures
During 2017, 2016 and 2015, the Company recognized $20.1 million, $2.3 million and $3.1 million of closure costs, respectively. The closure costs recognized during 2017 are primarily related to the 55 restaurants closed during the first quarter of 2017 and ongoing costs of restaurants closed in the fourth quarter of 2015. The closure costs recognized during 2016 are related to the ongoing costs of restaurants closed during 2015, and closure costs recognized during 2015 relate to the 16 restaurants closed in the fourth quarter of 2015. Closure costs can include fees from real estate advisors and brokers related to terminations of the leases and charges resulting from final adjustments to liabilities as lease terminations occur.
The measurement of an estimated closed restaurant operating lease liability is a Level 3 fair value measure. The Company provides for closed restaurant operating lease liabilities using a discount rate of 4.64% to calculate the present value of the remaining non-cancellable lease payments after the closing date, net of estimated subtenant income. The following table contains a summary of the changes in the liability for closed restaurants as of January 2, 2018 and January 3, 2017 (in thousands):

	2017	2016
Closed restaurant reserves, beginning of period	$1,880	$4,746
Additions—restaurant closing costs recognized and accretion	18,341	858
Decreases—payments	(12,042)	(3,724)
Closed restaurant reserves, end of period	$8,179	$1,880

As of January 2, 2018 and January 3, 2017, the current portion of the liability, $2.4 million and $0.9 million, respectively, is included in accrued expenses and other current liabilities, and the long-term portion, $5.8 million and $1.0 million, respectively, is included in other long-term liabilities in the Consolidated Balance Sheets.
7. Income Taxes
The following table presents the domestic and foreign components of income (loss) before income taxes for 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Domestic loss	$(42,047)	$(67,626)	$(21,674)
Foreign income (loss)	4,358	(2,818)	(825)
	$(37,689)	$(70,444)	$(22,499)

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the provision (benefit) for income taxes are as follows for 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Current tax provision:
Federal	$—	$—	$—
State	21	134	144
Foreign	—	—	—
	21	134	144
Deferred tax (benefit) provision:
Federal	(252)	(1,979)	(7,169)
State	24	2,854	(1,495)
Foreign	—	224	(214)
	(228)	1,099	(8,878)
Total (benefit) provision for income taxes	$(207)	$1,233	$(8,734)

The reconciliation of income tax provision (benefit) that would result from applying the federal statutory rate to pre-tax income as shown in the accompanying Consolidated Statements of Operations is as follows for 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Federal income tax benefit at federal rate	$(12,814)	$(23,740)	$(7,650)
State income tax benefit, net of federal tax	(1,790)	(2,975)	(960)
Other permanent differences	674	996	378
Foreign rate differential	(463)	214	66
Tax credits	(808)	(749)	(423)
Change in valuation allowance	(159)	27,353	—
Tax rate change	13,632	—	—
Deferred tax asset write-off	2,618	—	—
Other items, net	(1,097)	134	(145)
(Benefit) provision for income taxes	$(207)	$1,233	$(8,734)
Effective income tax rate	0.5%	(1.8)%	38.8%

In 2017, 2016 and 2015, the Company did not recognize any tax benefits on option exercises at fair value in excess of those utilized to record stock-based compensation for book purposes.
The Company’s total deferred tax assets and liabilities are as follows (in thousands):

	2017	2016
Deferred tax assets	$47,027	$43,853
Deferred tax liabilities	(11,632)	(16,935)
Total deferred tax liabilities	35,395	26,918
Valuation allowance	(35,811)	(27,353)
Net deferred tax liabilities	$(416)	$(435)

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following (in thousands):

	2017	2016
Deferred tax assets (liabilities):
Loss carry forwards	$26,991	$14,046
Deferred rent and franchise revenue	10,486	17,753
Property, equipment and intangible assets	(9,858)	(14,130)
Stock-based compensation	1,086	2,802
Tax credit carry forwards	3,123	2,636
Inventory smallwares	(1,774)	(2,805)
Other accrued expenses	4,320	5,022
Other	1,021	1,594
Total net deferred tax assets	35,395	26,918
Valuation allowance	(35,811)	(27,353)
Net deferred tax liabilities	$(416)	$(435)

For the year ended January 2, 2018, the Company determined that it was appropriate to maintain a valuation allowance of $35.8 million against U.S. deferred tax assets due to uncertainty regarding the realizability of future tax benefits. The valuation allowance is recorded against net deferred tax assets, exclusive of indefinite-lived intangibles. The Company will maintain this valuation allowance until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit to the effective tax rate.
The Company closed all Canadian restaurants and discontinued foreign business operations during the year ended January 2, 2018. As a result, all Canadian deferred tax assets were written off against the previously recorded Canadian valuation allowance.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code that will impact the Company. For tax years after December 31, 2017, the corporate income tax rate is reduced from 34% to 21%. As a result of the change in the future income tax rate, the Company revalued its deferred tax assets and liabilities using a 21% federal tax rate for the year ended January 2, 2018.
On the same date, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued by the SEC to address the application of US GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company is still analyzing the changes to deferred tax assets and liabilities and other aspects of the Tax Act. While the amount recorded for the year ended January 2, 2018 is provisional, the Company expects that any material changes required by the Tax Act will be offset by the U.S. valuation allowance. The Company will continue to evaluate this, and other aspects of the Tax Act, to determine if any adjustments are required to be made during the measurement period provided by SAB 118.
As of January 2, 2018 and January 3, 2017, net operating loss (“NOL”) carry forwards for federal income tax purposes of approximately $106.7 million and $60.5 million, respectively, were available to offset future taxable income through the years 2037 and 2036, respectively. The Internal Revenue Code Section 382 generally limits the utilization of NOLs when there is an ownership change. The Company has not completed an analysis of ownership changes through January 2, 2018. Prior to the utilization of NOLs in the future, the Company will complete a Section 382 study to determine whether there are any limitations. If such a limitation exists, it is possible that a portion of the NOLs may not be available for use before expiration. The Company adopted ASU 2016-09 during the year ended January 2, 2018, which resulted in a cumulative increase of $8.6 million to GAAP basis NOL.
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
There were no uncertain tax positions for the years ended January 2, 2018 or January 3, 2017. The only periods subject to examination for the Company’s federal, foreign and state returns are 2013 through 2016.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders’ Equity
Common Stock
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
Conversion—Each share of Class A common stock held by either one of L Catterton Partners or Argentia Private Investments Inc. (“Argentia”) or their affiliates the (“Equity Sponsors”) is convertible, at the option of the holder, into one share of Class B common stock. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock.
Dividends—A Class C dividend agreement was entered in connection with the Merger Agreement between one of the Equity Sponsors and the Company, which provided that the new investor would receive, in the form of a dividend, an amount equal to the compensation payable to the other new investor under a management services agreement. In connection with the Initial Public Offering (“IPO”), the management services agreement expired, and the one share of Class C common stock was redeemed. See additional information in Note 15, Related Party Transactions. Class A common stock and Class B common stock share equally if a dividend is declared or paid to either class, but they do not have rights to any special dividend.
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
The Company determined that the preferred stock was more akin to a temporary equity security than permanent equity primarily because the preferred stock was contingently redeemable upon the occurrence of an event that was outside of the Company’s control. The proceeds were allocated between the three features of the private placement: the warrants, the embedded beneficial conversion feature in the preferred stock and the preferred stock itself.  The fair values of the warrants of $3.1 million and the embedded beneficial conversion feature of $3.1 million were recorded as a discount against the stated value of the preferred stock on the date of issuance. The fair value of the warrants was estimated using a Black-Scholes option pricing model which is a Level 2 estimate of fair value.
On April 5, 2017, the Company delivered a notice to L Catterton of its election to exercise the conversion option with respect to the Series A Convertible Preferred Stock. The terms of the preferred stock provided that the Company could, at its option upon the

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

satisfaction of certain conditions, cause all outstanding shares of preferred stock to be automatically converted into the Company’s Class A common stock. The conversion of the preferred stock into 4,252,873 shares of the Company’s Class A Common Stock occurred on April 12, 2017. The discount was amortized, using the interest method, and treated as a deemed dividend through the date of conversion, which resulted in the accretion of the preferred stock to its full redemption value. After the conversion, no shares of preferred stock are outstanding.
At the conversion date, all unamortized discounts were recognized immediately as a deemed dividend, which increased the net loss attributable to common stockholders. The amortized discount was $8.0 million for the year ended January 2, 2018.
Securities Purchase Agreement with Mill Road Capital
On March 13, 2017, the Company entered into a securities purchase agreement with Mill Road Capital II, L.P. (“Mill Road”), pursuant to which the Company agreed, in return for aggregate gross proceeds of $31.5 million, to issue to Mill Road an aggregate of 8,873,240 shares of its Class A common stock, par value $0.01 per share, at a price per share of $3.55, which was equal to the closing sale price for the Company’s Class A common stock on March 10, 2017. On April 3, 2017, such shares were issued and the funding of the private placement occurred. The net proceeds from the transaction were $29.1 million, after $2.4 million of transaction expenses.
Reclassification of Cumulative Translation Adjustments
During the year ended January 2, 2018, the Company closed all Canadian restaurants and liquidated the Canadian foreign subsidiary. As a result, the Company recognized a loss of approximately $0.2 million in operations for the translation adjustments from currency exchange that were previously recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. The Company recognized this charge within Restaurant impairments, closure costs and asset disposals in the Consolidated Statements of Operations.
9. Stock-Based Compensation
The Company’s Stock Incentive Plan (the “Plan”), as amended and restated in May of 2013, authorizes the grant of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”) and incentive bonuses to employees, officers, non-employee directors and other service providers. The number of shares of common stock available for issuance pursuant to awards granted under the Plan on or after the IPO shall not exceed 3,750,500 shares. The Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”) or another committee designated by the Board, or in the absence of any such committee, the Board itself (the “administrator”). Stock options are granted at a price determined by the administrator at an exercise price that is not less than the fair market value of the underlying stock on the date of grant. The administrator may also grant SARs and RSUs with terms determined by the administrator in accordance with the Plan. The fair market value of shares prior to the IPO was determined by the Compensation Committee of the Board, or the Board using historical or then current transactions, comparable public company valuations, third-party valuations and other factors. All share-based awards (except for RSUs) granted under the Plan have a life of ten years. Most awards vest ratably over four years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company) under the Plan. At January 2, 2018, approximately 4.2 million share-based awards were available to be granted under the Plan.
Stock-based compensation expense is generally recognized on a straight-line basis over the service period of the awards. In 2017, 2016 and 2015, non-cash stock-based compensation expense of $1.7 million, $2.5 million and $1.7 million, respectively, was included in general and administrative expense. Stock-based compensation of approximately $178,000, $222,000 and $229,000 was included in capitalized internal costs in 2017, 2016 and 2015, respectively. Stock-based compensation expense also includes approximately $29,000 related to the Employee Stock Purchase Plan, see Note 11, Employee Benefit Plans.
Included in stock-based compensation expense during the year ended January 3, 2017 was a $0.7 million charge for modifying the outstanding stock options granted to Kevin Reddy, who resigned from his position as the Chairman of the Board and from his position as the Company’s Chief Executive Officer in July 2016. In connection with Mr. Reddy’s termination from the Company, the Company extended the exercise period of Mr. Reddy’s vested options and, as a result, he had the right to exercise his vested options to purchase the Company’s Class A common stock through October 23, 2017. These vested options expired unexercised.
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

management’s best estimate using recent and expected transactions. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The weighted-average assumptions used in the model were as follows:

	2017	2016	2015
Risk-free interest rate	2.0%	1.2%	1.6%
Expected term (average in years)	6.1	5.0	5.0
Expected dividend yield	—	—	—
Expected volatility	39.6%	37.0%	36.8%
Weighted-average Black-Scholes fair value per share at date of grant	$1.74	$2.85	$5.04

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has estimated forfeiture rates that range from 0% to 10% based upon the class of employees receiving stock-based compensation in its calculation of stock-based compensation expense for the year ended January 2, 2018. These estimates are based on historical forfeiture behavior exhibited by employees of the Company.
A summary of aggregate option award activity under the Plan as of January 2, 2018, and changes during the fiscal year then ended is presented below:

	Awards	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (in thousands)
Outstanding—January 3, 2017	2,574,932	$12.34
Granted	232,000	4.25
Forfeited or expired	(1,474,797)	11.16
Exercised	—	—
Outstanding—January 2, 2018	1,332,135	$12.23	6.50	$—
Vested and expected to vest	1,305,060	$12.20	6.47	$219
Exercisable as of January 2, 2018	788,873	$13.75	5.14	$—
_____________

(1)	Aggregate intrinsic value represents the amount by which fair value of the Company’s stock exceeds the exercise price of the option as of January 2, 2018.
The weighted-average grant-date fair value of options granted during the years ended January 2, 2018, January 3, 2017 and December 29, 2015 was $1.74, $2.85 and $5.04, respectively. The intrinsic value associated with options exercised was zero, $0.2 million and $4.2 million for the fiscal years ended January 2, 2018, January 3, 2017 and December 29, 2015, respectively. The Company had 177,491, 271,457 and 346,235 options that vested during the years ended January 2, 2018, January 3, 2017 and December 29, 2015, respectively. These awards had a total estimated fair value of $0.8 million, $2.7 million and $3.4 million at the date of vesting for the years ended January 2, 2018, January 3, 2017 and December 29, 2015, respectively.
A summary of the status of the Company’s non-vested restricted share units as of January 2, 2018 and changes during the year then ended is presented below:

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Awards	Weighted- Average Grant Date Fair Value
Outstanding at January 3, 2017	122,765	$10.20
Granted	328,106	3.42
Vested	(100,871)	6.87
Forfeited	(21,641)	9.15
Non-vested at January 2, 2018	328,359	$5.44

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company granted 328,106 restricted stock units during the year ended January 2, 2018 with a weighted-average grant-date estimated fair value of $3.42. The Company had 100,871 restricted stock units that vested during the year ended January 2, 2018. These units had a total estimated fair value of $0.5 million at the date of vesting for the year ended January 2, 2018.
The restricted stock units granted during the year ended January 2, 2018 include 100,000 performance-vesting restricted stock units which were granted to the Company’s Chief Executive Officer and Executive Chairman. These restricted stock units will only vest upon the achievement of certain performance and market conditions including; the Company’s Class A common stock reaching a certain average closing price for two consecutive calendar quarters prior to December 31, 2020, or upon a change in control prior to December 31, 2020 if the stock price is equal to or higher than certain thresholds. The estimated fair value of the performance-vesting restricted stock units was calculated using a Monte Carlo simulation pricing model, using the following assumptions: (i) risk-free interest rate of 1.7%, (ii) expected term of 3.4 years, (iii) dividend yield of 0%, and (iv) volatility of 55.0%.
As of January 2, 2018, there was $2.5 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over 2.49 years.

10. (Loss) Earnings Per Share
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
The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	2017	2016	2015
Net loss attributable to common stockholders	$(45,449)	$(71,677)	$(13,765)
Shares:
Basic weighted average shares outstanding	37,759,497	27,808,708	28,938,901
Effect of dilutive securities	—	—	—
Diluted weighted average number of shares outstanding	37,759,497	27,808,708	28,938,901
Loss per share:
Basic loss earnings per share	$(1.20)	$(2.58)	$(0.48)
Diluted loss earnings per share	$(1.20)	$(2.58)	$(0.48)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings (loss) per share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss. The number of shares issuable on the exercise of share based awards and common stock warrants excluded from the calculation of diluted earnings (loss) per share because the effect of their inclusion would have been anti-dilutive totaled 4,154,778, 2,697,697 and 3,184,949 for 2017, 2016 and 2015, respectively.

11. Employee Benefit Plans
Defined Contribution Plan
In October 2003, the Company adopted a defined contribution plan, The Noodles & Company 401(k) Plan (the “401(k) Plan”). Company employees aged 21 or older, are eligible to participate in the 401(k) Plan beginning on the first day of the calendar month following 30 days of employment. Under the provisions of the plan, the Company may, at its discretion, make contributions to the 401(k) Plan. Participants are 100% vested in their own contributions. The Company made no contributions during 2017, 2016 and 2015.
Deferred Compensation Plan

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s deferred compensation plan, under which compensation deferrals began in 2013, is a non-qualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. To offset its obligation, the Company purchases Company-owned whole-life insurance contracts on certain team members. As of January 2, 2018 and January 3, 2017, $1.9 million and $1.6 million, respectively, were included in other assets, net, which represents the cash surrender value of the associated life insurance policies, and $1.3 million and $1.5 million, respectively, were included in other long-term liabilities, which represents the carrying value of the liability for deferred compensation.
Employee Stock Purchase Plan
In 2013, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) under which eligible team members may voluntarily contribute up to 15% of their salaries, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all non-highly compensated employees who have been employed by the Company for at least 30 days prior to the offering period and who are regularly scheduled to work more than 20 hours per week and for more than five months in any calendar year, are eligible to participate in the ESPP which operates in-line with the Company’s fiscal quarters. A total of 750,000 shares of common stock are available for issuance under the ESPP. The Company has issued a total of 117,381 shares under this plan, of which 37,069 shares were issued during 2017. A total of 632,619 shares remain available for future issuance. For 2017, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 1.07% risk-free interest rate; 0.25 years year expected life; expected volatility of 38.3%; and a zero percent dividend yield. The weighted average fair value per share at grant date was $0.77. In 2017, the Company recognized $29,000 of compensation expense related to the ESPP.
12. Leases
The Company leases restaurant facilities, office space and certain equipment under operating leases that expire on various dates through January 2032. Lease terms for traditional shopping centers generally include a base term of 10 years, with options to extend these leases for additional periods of five to 15 years. Typically, the lease includes rent escalations, which are expensed on a straight-line basis over the expected lease term. The difference between rent expense and cash paid for rent is recognized as deferred rent. Total rent expense for 2017, 2016 and 2015 was approximately $43.9 million, $48.5 million and $44.6 million, respectively.
Future minimum lease payments required under existing leases as of January 2, 2018 are as follows (in thousands):

2018	$44,371
2019	40,090
2020	35,798
2021	32,234
2022	27,576
Thereafter	64,582
$244,651

13. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Consolidated Statements of Cash Flows for fiscal years 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Interest paid (net of amounts capitalized)	$3,482	$2,394	$839
Income taxes (refunded) paid	(158)	(427)	354
Changes in purchases of property and equipment accrued in accounts payable, net	(842)	(1,431)	(1,414)
Conversion of Series A convertible preferred stock to common stock	18,500	—	—

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies
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
Data Security Litigation
In addition to claims by payment card companies with respect to the data security incident, the Company was a defendant in a purported class action lawsuit in the United States District Court for the District of Colorado (the “Court”), Selco Community Credit Union vs. Noodles & Company, alleging that the Company negligently failed to provide adequate security to protect the payment card information of customers of the plaintiffs and those of other similarly situated credit unions, banks and other financial institutions alleged to be part of the putative class, causing those institutions to suffer financial losses (the “Selco Litigation”). The complaint in the Selco Litigation also claimed the Company was negligent per se based on alleged violations of Section 5 of the Federal Trade Commission Act and sought monetary damages, injunctive relief and attorneys’ fees. On July 21, 2017, the Court granted a Motion to Dismiss in the Selco Litigation in favor of the Company. A notice of appeal of the dismissal was filed on August 15, 2017. On November 2, 2017 a mediation was held and a settlement, which was funded entirely by insurance proceeds, was reached, which resulted in a dismissal of the appeal and a resolution of the Selco Litigation on November 20, 2017.
Fees and Costs
The Company has incurred fees and costs associated with this data security incident, including legal fees, investigative fees, other professional fees and costs of communications with customers. The Company expects to continue to incur significant fees and costs associated with the data security incident in future periods, consisting primarily of liabilities to a payment card company that are not covered by insurance for which the Company has already recorded a charge of $10.6 million of which a portion remains to be paid (see Note 2, Supplemental Financial Information).
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

Delaware Gift Card Litigation
As previously disclosed in prior reports filed with the SEC, the Company is named as a defendant in an action filed in the Superior Court of Delaware in New Castle County (the “Court”), entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleges that a

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

number of large retailers and restaurant companies, including the Company, knowingly refused to fulfill obligations under Delaware’s Abandoned Property Law by failing to report and deliver “unclaimed gift card funds” to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an order that the Company cease and desist from violating the Delaware Abandoned Property Law, monetary damages (including treble damages under the False Claims and Reporting Act), penalties and attorneys’ fees and costs. On November 23, 2015, the Court ruled on a motion to dismiss the complaint. While the Court granted the motion to dismiss with respect to a claim alleging that the defendants intended to defraud the government or willfully concealed property owed to the government and for which a certificate or receipt was provided, it did not dismiss the other claims alleging that the defendants knowingly made false statements to avoid transmitting money to the government. The trial date with respect to this matter is set for May 21, 2018. The defendants have filed a motion for summary judgment in the case. A motion and supplemental motion for summary judgment have been filed on behalf of the Company. Oral argument on the motion for summary judgment was held on November 8, 2017 and the motion is now with the Court for ruling. In 2015 the Company recorded a loss contingency accrual based on a reasonable estimate of the probable losses that might arise from this matter; this loss contingency accrual did not have a material effect on our results of operations. However, the Company may ultimately be subject to greater losses resulting from the litigation. The Company intends to continue to vigorously defend this action.

Other Matters
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of January 2, 2018. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.
Employment Agreements
In July 2017, the Company entered into an employment agreement with its Executive Chairman, Paul Murphy (the “Murphy Agreement”). The agreement does not have an initial term, the agreement will be effective until Mr. Murphy’s employment is terminated by the Company with or without “cause” or by Mr. Murphy for any reason. If Mr. Murphy's employment is terminated by the Company without “cause” (as defined in the Murphy Agreement) prior to the fourth anniversary of the effective date, he is entitled to receive compensation equal to 12 months of his then-current base salary, payable in equal installments over 12 months and reimbursement of “COBRA” premiums for as long as he and, if applicable, his dependents are eligible for COBRA from the Company. The severance payments are conditioned upon Mr. Murphy entering into a mutual release of claims with the Company.
In September 2017, the Company entered into an employment agreement with its Chief Executive Officer, Dave Boennighausen (the “Boennighausen Agreement”). The agreement has an initial term of three years and automatically renews at the end of the initial term and on each anniversary thereafter for a period of one year unless canceled by either party within 90 days of the end of the initial term or anniversaries thereof. Under the Boennighausen Agreement, if Mr. Boennighausen’s employment is terminated by the Company without “cause” or by Mr. Boennighausen with “good reason,” (as such terms are defined in the Boennighausen Agreement) he is entitled to receive compensation equal to 12 months of his then-current base salary, payable in equal installments over 12 months, a pro rata bonus for the year of termination and reimbursement of “COBRA” premiums for as long as he and, if applicable, his dependents are eligible for COBRA from the Company. The severance payments are conditioned upon Mr. Boennighausen entering into a mutual release of claims with the Company.

15. Related Party Transactions
Stockholders Agreement
In connection with the IPO, the Company entered into a stockholders agreement (the “2013 Stockholders Agreement”) with L Catterton and Argentia (the “Equity Sponsors”) which grants them the right, subject to certain conditions, to nominate representatives to the Company’s Board of Directors and committees of the Board of Directors. L Catterton and Argentia each have the right to designate two members to the Company’s Board of Directors and the parties to the stockholders agreement agree to vote to elect such director designees.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If at any time an Equity Sponsor owns more than 10.0% and less than 20.0% of our outstanding Class A and Class B common stock, such Equity Sponsor has the right to designate one nominee for election to our Board of Directors. If an Equity Sponsor’s ownership level falls below 10.0% of our outstanding Class A and Class B common stock, such Equity Sponsor will no longer have a right to designate a nominee. In addition, for so long as L Catterton and Argentia together hold at least 35.0% of the voting power of the Company’s outstanding common stock, certain actions may not be taken without the approval of L Catterton (so long as it holds at least 5.0% of the voting power of our outstanding common stock) and Argentia (so long as it holds at least 5.0% of the voting power of our outstanding common stock).
Securities Purchase Agreements
See Note 8, Stockholders’ Equity for discussion of the securities purchase agreements entered into with L Catterton and Mill Road during 2017. Under the securities purchase agreement with Mill Road, if at any time Mill Road owns 10.0% or more of our outstanding Class A and Class B common stock, Mill Road has the right to designate one nominee for election to our Board of Directors. If Mill Road’s ownership level falls below 10.0% of our outstanding Class A and Class B common stock, Mill Road will no longer have a right to designate a nominee.
16. Selected Quarterly Financial Data (unaudited)
The following table presents selected unaudited quarterly financial data for the periods indicated. Each fiscal quarter contained 13 weeks, with the exception of the fourth quarter of 2016, which had 14 operating weeks (in thousands, except per share data):

	Fiscal 2017
	January 2, 2018	October 3, 2017	July 4, 2017	April 4, 2017
Revenue	$112,774	$114,211	$112,792	$116,715
Operating income (loss) (1)(2)	$87	$(7,483)	$(808)	$(25,646)
Net loss	$(487)	$(8,335)	$(1,815)	$(26,845)
Net loss attributable to common stockholders (3)	$(487)	$(8,335)	$(8,816)	$(27,810)
Basic loss per share	$(0.01)	$(0.20)	$(0.22)	$(0.99)
Diluted loss per share	$(0.01)	$(0.20)	$(0.22)	$(0.99)

	Fiscal 2016
	January 3, 2017	September 27, 2016	June 28, 2016	March 29, 2016
Revenue	$129,400	$122,681	$121,407	$113,986
Operating loss (4)(5)	$(44,315)	$(9,062)	$(11,312)	$(2,839)
Net loss	$(45,376)	$(9,841)	$(14,087)	$(2,373)
Basic loss per share	$(1.63)	$(0.35)	$(0.51)	$(0.09)
Diluted loss per share	$(1.63)	$(0.35)	$(0.51)	$(0.09)

_____________

(1)
The first quarter of 2017 includes $19.9 million of closure costs primarily related to the 55 restaurants closed during the first quarter of 2017. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals, for additional disclosure on closures.

(2)
Includes the impact of impairing three restaurants in the fourth quarter of 2017, 18 restaurants in the third quarter of 2017, nine restaurants in the second quarter of 2017 and four restaurants in the first quarter of 2017. The impairment costs recognized were $1.1 million in the fourth quarter of 2017, $9.1 million in the third quarter of 2017, $4.0 million in the second quarter of 2017 and $1.9 million in the first quarter of 2017. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals, for additional disclosure on impairments.

(3)	Represents net loss after accretion of the preferred stock issued to L Catterton to its full redemption value. See Note 8, Stockholders’ Equity for additional information.

(4)
Includes the impact of impairing 42 restaurants in the fourth quarter of 2016, 11 restaurants in the second quarter of 2016 and one restaurant in the first quarter of 2016. The impairment costs recognized were $31.1 million in the fourth quarter of 2016, $10.3 million in the second quarter of 2016 and $0.2 million in the first quarter of 2016. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals, for additional disclosure on impairments.

(5)
The fourth quarter of 2016 includes charges of $10.6 million for estimated losses associated with claims and anticipated claims by payment card companies from our data security incident, and the third quarter of 2016 includes a $2.5 million charge for severance expenses and a $3.0 million charge for an employment-related litigation settlement.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Noodles & Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Noodles & Company (and subsidiaries) (the Company) as of January 2, 2018 and January 3, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2018 and January 3, 2017, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Denver, Colorado
March 15, 2018

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2018 based on the criteria in “Internal Control - Integrated Framework (the 2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 2, 2018.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, because as an “emerging growth company” under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report. We will cease to be an “emerging growth company” at the end of our 2018 fiscal year and are currently an “accelerated filer” under the Exchange Act; therefore, we will be subject to independent auditor attestation for our 2018 fiscal year.

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

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is set forth in Item 1. of Part 1 of this Report under the caption “Executive Officers of the Registrant.”
We have adopted a Code of Business Conduct and Ethics that applies to our directors and a Code of Business Conduct and Ethics that applies to our officers and employees (collectively, the “Codes”), including our principal executive, financial and accounting officers, and persons performing similar functions. These Codes are published on our corporate governance website located at investor.noodles.com/corporate-governance.cfm. We intend to disclose future amendments to provisions of our Codes, or waivers of provisions of the Codes granted to executive officers and directors, on the website within four business days following the date of such amendment or waiver.
The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1 - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Committees—Policy Regarding Stockholder Recommendations” and “Board Committees—Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2018 (the “Proxy Statement”).
ITEM 11.    Executive Compensation

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation” and “Board Committees—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections entitled “Transactions with Related Persons” and “Directors and Corporate Governance—Board Independence” in the Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the section entitled “Proposal No. 2 - Ratification of Appointment of Independent Registered Public Accounting Firm for 2018” in the Proxy Statement.

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

3.	The Index to Exhibits is incorporated herein by reference and is filed as part of this 10-K.

EXHIBITS

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	333-192402	November 19, 2013	3.1
3.2	Second Amended and Restated Bylaws	8-K	001-35987	August 24, 2015	3.1
4.1	Specimen Stock Certificate	S-1/A	333-188783	June 17, 2013	4.1
4.2	Certificate of Designations for Series A Convertible Preferred Stock	8-K	001-35987	February 9, 2017	4.1
4.3	Form of Warrant to Purchase Class A Common Stock	8-K	001-35987	February 9, 2017	4.2
10.1	Noodles & Company Amended and Restated 2010 Stock Incentive Plan	S-1/A	333-188783	June 17, 2013	10.1
10.2	Noodles & Company 2013 Employee Stock Purchase Plan	S-1/A	333-188783	June 17, 2013	10.2
10.3	Registration Rights Agreement, dated December 27, 2010, by and among Noodles & Company and certain of its stockholders	S-1/A	333-188783	June 17, 2013	10.3
10.4	Amendment No. 1 to Registration Rights Agreement, dated as of July 8, 2014, among Noodles & Company and certain of its stockholders	10-Q	001-35987	November 6, 2014	10.1
10.5	Amended and Restated Credit Agreement, dated as of November 22, 2013, among Noodles & Company, the other Loan Parties thereto, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender and the other lenders party thereto	8-K	001-35987	November 26, 2013	10.1
10.6	Amendment No.1 to the Amended and Restated Credit Agreement, dated as of June 4, 2015, among Noodles & Company, the other Loan Parties party thereto, the lenders thereto and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swingline Lender	8-K	001-35987	June 5, 2015	10.10
10.7	Amendment No.2 to the Amended and Restated Credit Agreement, dated as of November 24, 2015, by and among Noodles & Company, each of the Guarantors signatory thereto, Bank of America, N.A., as administrative agent and the lenders signatory thereto	8-K	001-35987	November 24, 2015	10.10

10.8	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of August 2, 2016, by and among Noodles & Company, each of the Guarantors signatory thereto, Bank of America, N.A., as administrative agent and the lenders signatory thereto	10-Q	001-35987	August 5, 2016	10.2
10.9	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of November 4, 2016, by and among Noodles & Company, each of the Guarantors signatory thereto, Bank of America, N.A., as administrative agent and the lenders signatory thereto	10-Q	001-35987	November 7, 2016	10.3
10.10	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of February 9, 2017, by and among Noodles & Company, each of the Guarantors signatory thereto, Bank of America, N.A., as administrative agent and the lenders signatory thereto	8-K	001-35987	February 9, 2017	10.2
10.11	Amendment No. 6 to Amended and Restated Credit Agreement, dated as of November 8, 2017, by and among Noodles & Company, each of the Guarantors signatory thereto, Bank of America, N.A., as administrative agent and the lenders signatory thereto	10-Q	001-35987	November 9, 2017	10.10
10.12	Security Agreement, dated February 28, 2011, by and between Noodles & Company and Bank of America, N.A., as administrative agent	S-1	333-188783	May 23, 2013	10.13
10.13	Pledge Agreement, dated February 28, 2011, by and between Noodles & Company and Bank of America, N.A., as administrative agent	S-1	333-188783	May 23, 2013	10.14
10.14	Form of Indemnification Agreement by and between Noodles & Company and each of its directors	S-1/A	333-188783	June 17, 2013	10.15
10.15	Form of Area Development Agreement	10-K	001-35987	February 24, 2015	10.9
10.16	Form of Franchise Agreement	10-K	001-35987	February 24, 2015	10.10
10.17	Form of Stock Option Agreement (Nonqualified Stock Options)	10-Q	001-35987	November 9, 2017	10.7
10.18	Form of Restricted Stock Unit Agreement	10-Q	001-35987	November 9, 2017	10.8
10.19	Form of Restricted Stock Unit Agreement for Nonemployee Directors	10-Q	001-35987	November 9, 2017	10.9
10.20	Amended and Restated Noodles & Company Compensation Plan For Non-Employee Directors, dated July 26, 2017	10-Q	001-35987	August 11, 2017	10.1
10.21	The Executive Nonqualified “Excess” Plan Adoption Agreement, adopted by Noodles & Company on May 16, 2013	S-1/A	333-188783	June 17, 2013	10.22

10.22	Amended and Restated Stockholders Agreement, dated as of July 2, 2013, among Noodles & Company, L Catterton-Noodles, LLC and Argentia Private Investments Inc.	S-1	333-192402	November 19, 2013	10.18
10.23	Severance Agreement with Paul Strasen, dated January 24, 2011	10-K	001-35987	March 1, 2016	10.20
10.24	Transition Agreement, dated December 4, 2017, between Noodles & Company and Paul Strasen	8-K	001-35987	December 6, 2017	10.1
10.25	Employment Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	8-K	001-35987	September 25, 2017	10.1
10.26	Interim Chief Financial Officer Letter Agreement, dated June 13, 2017, between Noodles & Company and Susan Daggett	10-Q	001-35987	August 11, 2017	10.2
10.27	Release Agreement, dated July 25, 2016, between Noodles & Company and Kevin Reddy	8-K	001-35987	July 26, 2016	10.3
10.28	Letter Agreement, dated February 8, 2017, between Noodles & Company and Argentia Private Investments Inc.	8-K	001-35987	February 9, 2017	10.3
10.29	Letter Agreement, dated February 15, 2017, between Noodles & Company and Mill Road Capital Management LLC	8-K	001-35987	March 14, 2017	10.2
10.30	Securities Purchase Agreement, dated March 13, 2017, between Noodles & Company and Mill Road Capital Management LLC	8-K	001-35987	March 14, 2017	10.1
10.31	Employment Agreement, dated June 13, 2017, between Noodles & Company and Paul Murphy	10-Q	001-35987	August 11, 2017	10.3
10.32	Stock Option Agreement (Nonqualified Stock Options), dated July 10, 2017, between Noodles & Company and Paul J.B. Murphy, III	10-Q	001-35987	November 9, 2017	10.1
10.33	Restricted Stock Unit Agreement, dated July 10, 2017, between Noodles & Company and Paul J.B. Murphy, III	10-Q	001-35987	November 9, 2017	10.2
10.34	Restricted Stock Unit Agreement, dated July 10, 2017, between Noodles & Company and Paul J.B. Murphy, III	10-Q	001-35987	November 9, 2017	10.3
10.35	Stock Option Agreement (Nonqualified Stock Options), dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.4
10.36	Restricted Stock Unit Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.5

10.37	Restricted Stock Unit Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.6
21.1	List of Subsidiaries of Noodles & Company					X
23.1	Consent of Ernst & Young LLP					X
24.1	Power of Attorney (included on signature page of this report)					X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

ITEM 16.	Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2018.

NOODLES & COMPANY

By: /s/ DAVE BOENNIGHAUSEN
Dave Boennighausen
Chief Executive Officer
POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Dave Boennighausen or Melissa M. Heidman, or any of them, as such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen	Director, Chief Executive Officer (principal executive officer and principal financial officer)	March 15, 2018
/s/ KATHY LOCKHART
Kathy Lockhart	Vice President and Controller (principal accounting officer)	March 15, 2018
/s/ PAUL MURPHY
Paul Murphy	Chairman	March 15, 2018
/s/ ROBERT HARTNETT
Robert Hartnett	Director	March 15, 2018
/s/ SCOTT DAHNKE

Scott Dahnke	Director	March 15, 2018
/s/ FRANÇOIS DUFRESNE
François Dufresne	Director	March 15, 2018
/s/ MARY EGAN
Mary Egan	Director	March 15, 2018
/s/ JEFFREY JONES
Jeffrey Jones	Director	March 15, 2018
/s/ THOMAS LYNCH
Thomas Lynch	Director	March 15, 2018
/s/ DREW MADSEN
Drew Madsen	Director	March 15, 2018
/s/ ANDREW TAUB
Andrew Taub	Director	March 15, 2018