Form 10-Q
period 2018-04-03
NOODLES & Co
filed 2018-05-11
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2018
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2018
Class A Common Stock, $0.01 par value per share	39,613,343 shares
Class B Common Stock, $0.01 par value per share	1,522,098 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	April 3, 2018	January 2, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,624	$3,361
Accounts receivable	1,689	2,434
Inventories	9,948	9,929
Prepaid expenses and other assets	5,631	6,258
Income tax receivable	102	76
Total current assets	19,994	22,058
Property and equipment, net	148,847	152,593
Goodwill	6,400	6,400
Intangibles, net	1,521	1,565
Other assets, net	2,575	2,617
Total long-term assets	159,343	163,175
Total assets	$179,337	$185,233
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,664	$10,929
Accrued payroll and benefits	8,000	11,719
Accrued expenses and other current liabilities	20,893	21,221
Total current liabilities	38,557	43,869
Long-term debt, net	62,871	57,624
Deferred rent	38,585	38,872
Deferred tax liabilities, net	171	416
Other long-term liabilities	7,746	8,591
Total liabilities	147,930	149,372

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of April 3, 2018 and January 2, 2018; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of April 3, 2018 and January 2, 2018; 43,559,312 issued and 41,135,441 outstanding as of April 3, 2018 and 43,550,329 issued and 41,126,458 outstanding as of January 2, 2018	436	436
Treasury stock, at cost, 2,423,871 shares as of April 3, 2018 and January 2, 2018	(35,000)	(35,000)
Additional paid-in capital	172,240	171,613
Accumulated deficit	(106,269)	(101,188)
Total stockholders’ equity	31,407	35,861
Total liabilities and stockholders’ equity	$179,337	$185,233
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended
	April 3, 2018	April 4, 2017
Revenue:
Restaurant revenue	$109,613	$115,527
Franchising royalties and fees	913	1,188
Total revenue	110,526	116,715
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	29,256	32,087
Labor	36,572	39,594
Occupancy	12,763	14,001
Other restaurant operating costs	16,898	17,147
General and administrative	10,268	10,666
Depreciation and amortization	5,820	6,267
Pre-opening	47	545
Restaurant impairments, closure costs and asset disposals	1,580	22,054
Total costs and expenses	113,204	142,361
Loss from operations	(2,678)	(25,646)
Interest expense, net	1,138	1,008
Loss before income taxes	(3,816)	(26,654)
(Benefit) provision for income taxes	(241)	191
Net loss	(3,575)	(26,845)
Accretion of preferred stock to redemption value	—	(965)
Net loss attributable to common stockholders	$(3,575)	$(27,810)
Loss per share of Class A and Class B common stock, combined:
Basic	$(0.09)	$(0.99)
Diluted	$(0.09)	$(0.99)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	41,128,473	28,073,333
Diluted	41,128,473	28,073,333

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Fiscal Quarter Ended
	April 3, 2018	April 4, 2017
Operating activities
Net loss	$(3,575)	$(26,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,820	6,267
Deferred income taxes	(245)	191
Restaurant impairments, closure costs and asset disposals	1,419	18,460
Amortization of debt issuance costs	210	83
Stock-based compensation	580	298
Changes in operating assets and liabilities:
Accounts receivable	745	1,975
Inventories	(44)	(123)
Prepaid expenses and other assets	651	(260)
Accounts payable	539	1,284
Deferred rent	(288)	679
Income taxes	(26)	68
Accrued expenses and other liabilities	(6,790)	(10,153)
Net cash used in operating activities	(1,004)	(8,076)
Investing activities
Purchases of property and equipment	(4,805)	(6,601)
Net cash used in investing activities	(4,805)	(6,601)
Financing activities
Net borrowings from swing line loan	5,038	(197)
Proceeds from issuance of long-term debt	—	5,915
Payments on long-term debt	—	(37,015)
Issuance of preferred stock and common stock warrants, net of transaction expenses (see Note 9)	—	16,688
Issuance of common stock, net of transaction expenses (see Note 9)	—	31,321
Proceeds from exercise of stock options and employee stock purchase plan	35	38
Debt issuance costs	(1)	(662)
Net cash provided by financing activities	5,072	16,088
Net (decrease) increase in cash and cash equivalents	(737)	1,411
Cash and cash equivalents
Beginning of period	3,361	1,837
End of period	$2,624	$3,248

See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation
Business
Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of April 3, 2018, the Company had 411 company-owned restaurants and 65 franchise restaurants in 29 states and the District of Columbia. The Company operates its business as one operating and reportable segment.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of January 2, 2018 was derived from audited financial statements. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2018.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2018, which ends on January 1, 2019, and fiscal year 2017, which ended on January 2, 2018, both contain 52 weeks. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. The Company’s fiscal quarter that ended April 3, 2018 is referred to as the first quarter of 2018, and the fiscal quarter ended April 4, 2017 is referred to as the first quarter of 2017.
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
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method.

The Company adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of these standards did not have a material impact on the Company’s Condensed Consolidated Statements of Operations in the first quarter of 2018. The primary impact of adoption was the enhancement of the Company’s disclosures related to contracts with customers and revenue recognized from those performance obligations, which includes revenue related to initial fees charged to franchisees and revenue recognized related to gift cards. See disclosure in Note 11, Revenue Recognition.

2. Supplemental Financial Information
Property and equipment, net, consists of the following (in thousands):

	April 3, 2018	January 2, 2018
Leasehold improvements	$199,616	$199,211
Furniture, fixtures and equipment	120,709	120,234
Construction in progress	2,261	2,592
	322,586	322,037
Accumulated depreciation and amortization	(173,739)	(169,444)
	$148,847	$152,593

Accrued expenses and other current liabilities consist of the following (in thousands):

	April 3, 2018	January 2, 2018
Gift card liability	$3,395	$4,078
Occupancy related	4,342	3,733
Utilities	1,618	1,705
Data breach liabilities	7,605	7,605
Other accrued expenses	3,933	4,100
	$20,893	$21,221

3. Long-Term Debt
As of April 3, 2018, the Company had a credit facility with Bank of America, N.A. (the “Existing Credit Facility”) expiring in June 2019. The Company had $63.9 million of indebtedness and $3.3 million of letters of credit outstanding under the Existing Credit Facility at April 3, 2018. The Company’s ability to borrow funds pursuant to the Existing Credit Facility was limited by the requirement that it comply with the Existing Credit Facility’s financial covenants upon the measurement dates specified therein. These financial covenants included a maximum lease-adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. The Existing Credit Facility also contained other customary covenants, including limitations on additional borrowings, acquisitions, dividend payments and lease commitments.
The Existing Credit Facility bore interest between 4.95% and 7.25% during the first quarter of 2018. As of April 3, 2018, the Company also maintained outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of April 3, 2018.
On May 9, 2018, the Company entered into a credit facility with U.S. Bank National Association (the “2018 Credit Facility”). The 2018 Credit Facility consists of a term loan facility in an aggregate principal amount of $25.0 million and a revolving line of credit of $65.0 million (which may be increased to $75.0 million), which includes a letter of credit subfacility in the amount of $15.0 million and a swingline subfacility in the amount of $10.0 million. The 2018 Credit Facility has a four-year term and matures on May 9, 2022.

Upon execution of the 2018 Credit Facility, the Company repaid in full its outstanding indebtedness under its Existing Credit Facility using funds drawn on its 2018 Credit Facility. Upon repayment, the Existing Credit Facility and all related agreements were terminated.
Borrowings under the 2018 Credit Facility, including the term loan facility, bear interest annually, at the Company’s option, at either (i) LIBOR plus a margin of 2.25% to 3.25% per annum, based upon the consolidated total lease-adjusted leverage ratio or (ii) the highest of the following base rates plus a margin of 1.25% to 2.25% per annum: (a) the federal funds rate plus 0.50%; (b) the U.S. Bank prime rate or (c) the one-month LIBOR plus 1.00%. The 2018 Credit Facility includes a commitment fee of 0.30% to 0.50% per annum, based upon the consolidated total lease-adjusted leverage ratio, on any unused portion of the revolving credit facility.

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

Adjustments to the fair value of non-financial assets measured at fair value on a non-recurring basis as of April 3, 2018 and April 4, 2017 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes
The following table presents the Company’s (benefit) provision for income taxes (in thousands):

	Fiscal Quarter Ended
	April 3, 2018	April 4, 2017
(Benefit) provision for income taxes	$(241)	$191
Effective tax rate	6.3%	(0.7)%

The effective tax rate for the first quarter of 2018 reflects changes made by the Tax Cuts and Jobs Act (“Tax Act”), which was signed into law in December 2017. The primary change from the Tax Act that impacts fiscal 2018 is related to an indefinite carry forward for federal net operating losses, which enabled the Company to release a portion of the previously recorded valuation allowance. For the remainder of fiscal 2018, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit to the effective tax rate.

The Company is applying guidance provided by SEC Staff Accounting Bulletin No. 118, which is codified as Accounting Standards Update 2018-05 - Income Taxes (“ASU 2015-05”), in reporting the tax provision for the first quarter ended 2018. This ASU 2015-05 applies in situations where the Company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. While the amount recorded for the first quarter of 2018 is provisional, the Company expects that any material changes required by the Tax Act will be offset by the valuation allowance. The Company did not finalize any previously reported provisional impact from the Tax Act and will continue its analysis to determine if any adjustments are required to be made during the measurement period provided by ASU 2018-05.

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
The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended
	April 3, 2018	April 4, 2017
Stock-based compensation expense	$580	$298
Capitalized stock-based compensation expense	$12	$49

7. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended
	April 3, 2018	April 4, 2017
Restaurant impairments (1)	$598	$1,935
Closure costs (1)	554	19,886
Loss on disposal of assets and other	428	233
	$1,580	$22,054

_____________________________

(1)	Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.
During the first quarter of 2018, one restaurant was identified as impaired, compared to four restaurant impairments during the first quarter of 2017. Impairment is based on management’s current assessment of the expected future cash flows of a restaurant based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and is determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value.
The closure costs of $0.6 million recognized during the first quarter of 2018 are primarily related to the ongoing costs of restaurants closed during the first quarter of 2017, as well as ongoing costs of restaurants closed in the fourth quarter of 2015. These ongoing costs include adjustments to the liabilities to landlords as lease terminations occur. The closure costs of $19.9 million recognized during the first quarter of 2017 primarily related to the 55 restaurants closed during the first quarter of 2017 and ongoing costs of restaurants closed in the fourth quarter of 2015. These expenses are included in the “Restaurant impairments, closure costs and asset disposals” line in the Condensed Consolidated Statements of Operations.

8. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted EPS is calculated using net income (loss) available to common stockholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include shares of common stock underlying stock options, warrants and RSUs. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended
	April 3, 2018	April 4, 2017
Net loss attributable to common stockholders	$(3,575)	$(27,810)
Shares:
Basic weighted average shares outstanding	41,128,473	28,073,333
Effect of dilutive securities	—	—
Diluted weighted average shares outstanding	41,128,473	28,073,333
Loss per share:
Basic loss per share	$(0.09)	$(0.99)
Diluted loss per share	$(0.09)	$(0.99)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings (loss) per share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss. The number of shares issuable on the vesting or exercise of share based awards or exercise of outstanding warrants, and the shares underlying the 18,500 shares of convertible preferred stock outstanding in the first quarter of 2017, excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 3,106,710 and 7,670,529 for the first quarters of 2018 and 2017, respectively.

9. Stockholders’ Equity
Securities Purchase Agreement with L Catterton
On February 8, 2017, the Company entered into a securities purchase agreement with L Catterton, pursuant to which the Company agreed, in return for aggregate gross proceeds of $18.5 million, to sell to L Catterton an aggregate of 18,500 shares of preferred stock convertible into 4,252,873 shares of the Company’s Class A common stock, par value $0.01 per share, at a price per share of $1,000, plus warrants exercisable for five years beginning six months following their issuance for the purchase of 1,913,793 shares of the Company’s Class A common stock, at a price per share of $4.35 (such transactions, collectively, the “private placement”). The proceeds have been, and will continue to be used, in conjunction with cash flow from the Company’s operations and the proceeds received from the transaction with Mill Road (see below), to satisfy existing and anticipated liabilities and to fund, in part, certain capital expenditures related to business initiatives in its company-owned restaurants. Any remaining proceeds are expected to be used for general corporate purposes. The funding of the private placement occurred on February 9, 2017 and the net proceeds from the transaction were $16.7 million during the first quarter of 2017, after $1.8 million of transaction expenses.
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
On April 5, 2017, the Company delivered a notice to L Catterton of its election to exercise the conversion option with respect to the Series A Convertible Preferred Stock. The terms of the preferred stock provided that the Company could, at its option upon the satisfaction of certain conditions, cause all outstanding shares of preferred stock to be automatically converted into the Company’s Class A common stock. The conversion of the preferred stock into 4,252,873 shares of the Company’s Class A Common Stock occurred on April 12, 2017. The discount was amortized, using the interest method, and treated as a deemed dividend through the date of conversion, which resulted in the accretion of the preferred stock to its full redemption value. After the conversion, no shares of preferred stock are outstanding. The amortized discount for the first quarter of 2017 which was treated in the same manner as dividends was $1.0 million.
At the conversion date, all unamortized discounts were recognized immediately as a deemed dividend, which increased the net loss attributable to common stockholders in the second quarter of 2017.

Securities Purchase Agreement with Mill Road Capital
On March 13, 2017, the Company entered into a securities purchase agreement with Mill Road Capital II, L.P. (“Mill Road”), pursuant to which the Company agreed, in return for aggregate gross proceeds of $31.5 million, to issue to Mill Road an aggregate of 8,873,240 shares of its Class A common stock, par value $0.01 per share, at a price per share of $3.55, which was equal to the closing sale price for the Company’s Class A common stock on March 10, 2017. On April 3, 2017, such shares were issued and the funding of the private placement occurred. The net proceeds from the transaction were $31.3 million during the first quarter of 2017, after $0.2 million of transaction expenses. The Company had accrued for an additional $2.1 million of transaction expenses, which further reduced the net proceeds from the transaction when paid in the second quarter of 2017.

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the first quarters ended April 3, 2018 and April 4, 2017 (in thousands):

	April 3, 2018	April 4, 2017
Interest paid (net of amounts capitalized)	$1,315	$1,431
Income taxes paid (refunded)	29	(68)
Changes in purchases of property and equipment accrued in accounts payable, net	(1,753)	(1,034)

11. Revenue Recognition
Revenue
Revenue consists of sales from restaurant operations and franchise royalties and fees. Revenue from the operation of company-owned restaurants are recognized when sales occur. The Company reports revenue net of sales and use taxes collected from customers and remitted to governmental taxing authorities.
The Company adopted the revenue recognition standards under Topic 606 at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on the Company’s recognition of revenue from company-owned restaurants or its recognition of continuing royalty fees from franchisees, which are based on a percentage of restaurant revenues and are recognized in the period the related franchised restaurants’ sales occur.
Gift Cards
The Company sells gift cards which do not have an expiration date, and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company has determined that approximately 6% of gift cards will not be redeemed, which is recognized ratably over the estimated redemption period of the gift card, approximately 18 months. Gift card liability balances are typically highest at the end of each calendar year following increased gift card purchases during the holiday season. The adoption of Topic 606 did not have an impact on the Company’s recognition of revenue from gift cards, including the recognition of gift card breakage, as the new standard requires the use of the “proportionate” method for recognizing breakage, which the Company has historically utilized.
As of April 3, 2018 and January 2, 2018, the current portion of the gift card liability, $3.4 million and $4.1 million, respectively, is included in accrued expenses and other current liabilities, and the long-term portion, $0.3 million and $0.4 million, respectively, is included in other long-term liabilities in the Consolidated Balance Sheets.
Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards that were included in the gift card liability balances at the beginning of each fiscal year was $1.8 million during both the first quarters of 2018 and 2017.
Franchise Fees
Royalties from franchise restaurants are based on a percentage of restaurant revenues and are recognized in the period the related franchised restaurants’ sales occur. Development fees and franchise fees, portions of which are collected in advance, are nonrefundable and are recognized in income ratably over the term of the related franchise agreement or recognized upon the termination of the agreement between the Company and the franchisee. The adoption of Topic 606 did impact the Company’s accounting for initial fees charged to franchisees. In the past, the Company recognized initial franchise fees when all material services or conditions relating to the sale of the franchise had been substantially performed or satisfied by the Company, which was generally when a new franchise restaurant opened. In accordance with the new guidance, the Company has determined that the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement and should be treated as a single performance obligation. Therefore, initial fees received from franchisees will be recognized as revenue over the term of each respective franchise agreement, which is typically 20 years.
An adjustment to beginning retained earnings and a corresponding contract liability of $1.5 million was established on the date of adoption, at the beginning of the first quarter of 2018, associated with the initial fees received through January 2, 2018 that would have been deferred and recognized over the term of each respective franchise agreement if the new guidance had been applied in the past.

The Company recognized revenue of $0.1 million during the first quarter of 2018 related to initial fees from franchisees that were included in the contract liability balance at the beginning of the year. This amount included fees recognized upon the termination of one franchise restaurant agreement in the first quarter of 2018. The Company expects to recognize approximately $0.1 million each fiscal year through fiscal 2022 and approximately $0.9 million thereafter related to performance obligations that are unsatisfied as of April 3, 2018.

12. Commitments and Contingencies
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

Delaware Gift Card Litigation
As previously disclosed in prior reports filed with the SEC, the Company is named as a defendant in an action filed in the Superior Court of Delaware in New Castle County (the “Court”), entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleges that a number of large retailers and restaurant companies, including the Company, knowingly refused to fulfill obligations under Delaware’s Abandoned Property Law by failing to report and deliver “unclaimed gift card funds” to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an order that the Company cease and desist from violating the Delaware Abandoned Property Law, monetary damages (including treble damages under the False Claims and Reporting Act), penalties and attorneys’ fees and costs. On November 23, 2015, the Court ruled on a motion to dismiss the complaint. While the Court granted the motion to dismiss with respect to a claim alleging that the defendants intended to defraud the government or willfully concealed property owed to the government and for which a certificate or receipt was provided, it did not dismiss the other claims alleging that the defendants knowingly made false statements to avoid transmitting money to the government. The defendants filed a motion for summary judgment in the case, which was denied on April 30, 2018. The trial date with respect to this matter is now set for September 10, 2018. In 2015 the Company recorded a loss contingency accrual based on a reasonable estimate of the probable losses that might arise from this matter; this loss contingency accrual did not have a material effect on our results of operations. However, the Company may ultimately be subject to greater losses resulting from the litigation. The Company intends to continue to vigorously defend this action.
Other Matters
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of April 3, 2018. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

NOODLES & COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as “we,” “us,” “our” and the “Company” in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended January 2, 2018. We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal years 2018 and 2017 each contain 52 weeks.
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding estimated costs associated with our closure of underperforming restaurants, the implementation and results of strategic initiatives and our future financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including new restaurant initiatives and operational strategies to improve the performance of our restaurant portfolio; our ability to maintain compliance with debt covenants and continue to access financing necessary to execute our business strategy; costs associated with our data security incident, including losses associated with settling payment card networks’ expected claims; the success of our marketing efforts; our ability to open new restaurants on schedule; current economic conditions; price and availability of commodities; our ability to adequately staff our restaurants; changes in labor costs; consumer confidence and spending patterns; consumer reaction to industry related public health issues and perceptions of food safety; seasonal factors; weather; and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended January 2, 2018.
Key Measures We Use to Evaluate Our Performance
To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include revenue, average unit volumes (“AUVs”), comparable restaurant sales, restaurant contribution, restaurant contribution margin, EBITDA and adjusted EBITDA.
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
Average Unit Volumes
AUVs consist of the average annualized sales of all company-owned restaurants for the trailing 12 periods. AUVs are calculated by dividing restaurant revenue by the number of operating days within each time period and multiplying by the number of operating days we have in a typical year. This measurement allows management to assess changes in consumer traffic and per person spending patterns at our restaurants.
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
Consistent with common industry practice, we present comparable restaurant sales on a calendar-adjusted basis that aligns current year sales weeks with comparable periods in the prior year, regardless of whether they belong to the same fiscal period or not. Since opening new company-owned and franchise restaurants is a part of our growth strategy and we anticipate new restaurants will be a component of our revenue growth (albeit to a lesser extent in future periods, as discussed below), comparable restaurant sales is only one measure of how we evaluate our performance.
Restaurant Contribution and Restaurant Contribution Margin
Restaurant contribution represents restaurant revenue less restaurant operating costs which are cost of sales, labor, occupancy and other restaurant operating costs. Restaurant contribution margin represents restaurant contribution as a percentage of restaurant revenue. We expect restaurant contribution to increase in proportion to the number of new restaurants we open and our comparable restaurant sales growth. Fluctuations in restaurant contribution margin can also be attributed to those factors discussed below for the components of restaurant operating costs.
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
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization, restaurant impairments, closure costs and asset disposals, certain litigation settlements, non-recurring registration and related transaction costs, severance costs and stock-based compensation.
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
Recent Trends, Risks and Uncertainties
Comparable Restaurant Sales. In the first quarter of 2018, comparable restaurant sales decreased 0.2% system-wide, decreased 0.3% for company-owned restaurants, and increased 0.9% for franchise restaurants. Comparable restaurant sales represent year-over-year sales comparisons for restaurants open for at least 18 full periods. During the first quarter, comparable restaurant sales were negatively impacted approximately 50 bps by a shift in the Easter holiday, which is historically a week with low sales volume. The Easter holiday took place in the first quarter of 2018, compared with the second quarter of 2017.
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

Restaurant Development. We continue to reduce our rate of company-owned restaurant unit growth, which we anticipate will result in our revenue growing at a slower rate than would be expected if our unit growth rate continued at the historical rate. New restaurants have historically contributed substantially to our revenue growth. In the first quarter of 2018, we opened one company-owned restaurant, closed two company-owned restaurants and our franchisees closed one restaurant. As of April 3, 2018, we had 411 company-owned restaurants and 65 franchise restaurants in 29 states and the District of Columbia.
In 2018, we plan to open between one and four company-owned restaurants. We do not intend to open restaurants in new markets in 2018, and our openings will be primarily in well-established markets where we maintain strong brand awareness and restaurant-level financial performance that exceeds company averages. We believe this more moderate growth strategy will enhance our ability to focus on improving restaurant operations and profitability. We will continue to evaluate our company-owned restaurant growth rate based on our operational and financial performance, capital resources and real estate opportunities.
Certain Restaurant Closures. We closed 55 restaurants in the first quarter of 2017. These restaurants significantly underperformed our restaurant averages, as measured by AUVs, restaurant contribution margin and cash flow. Closing these restaurants has favorably affected our restaurant contribution, restaurant contribution margin, adjusted EBITDA, adjusted EBITDA margin and net income.

Results of Operations
The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended
	April 3, 2018	April 4, 2017
	(in thousands, unaudited)
Net loss	$(3,575)	$(26,845)
Depreciation and amortization	5,820	6,267
Interest expense, net	1,138	1,008
(Benefit) provision for income taxes	(241)	191
EBITDA	$3,142	$(19,379)
Restaurant impairments, closure costs and asset disposals (1)	1,580	22,054
Fees and costs related to the registration statement and related transactions (2)	—	639
Severance costs (3)	278	203
Stock-based compensation expense	580	298
Adjusted EBITDA	$5,580	$3,815
_____________________

(1)
The first quarter of 2018 includes the ongoing closure costs of restaurants closed in the first quarter of 2017 and the impairment of one restaurant. The first quarter of 2017 includes the closure costs related to the 55 restaurants closed in the first quarter of 2017 and the impairment of four restaurants. Both quarters include the ongoing closure costs of restaurants closed in the fourth quarter of 2015. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

(2)	The first quarter of 2017 includes expenses related to the registration statement the Company filed in the first quarter of 2017, which registration statement was later withdrawn.

(3)	The first quarters of 2018 and 2017 include severance costs from departmental structural changes.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended
	April 3, 2018	April 4, 2017
Company-Owned Restaurant Activity
Beginning of period	412	457
Openings	1	7
Closures	(2)	(55)
Restaurants at end of period	411	409
Franchise Restaurant Activity
Beginning of period	66	75
Openings	—	1
Closures	(1)	(3)
Restaurants at end of period	65	73
Total restaurants	476	482

Statement of Operations as a Percentage of Revenue
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended
	April 3, 2018	April 4, 2017
Revenue:
Restaurant revenue	99.2%	99.0%
Franchising royalties and fees	0.8%	1.0%
Total revenue	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below): (1)
Cost of sales	26.7%	27.8%
Labor	33.4%	34.3%
Occupancy	11.6%	12.1%
Other restaurant operating costs	15.4%	14.8%
General and administrative	9.3%	9.1%
Depreciation and amortization	5.3%	5.4%
Pre-opening	—%	0.5%
Restaurant impairments, closure costs and asset disposals	1.4%	18.9%
Total costs and expenses	102.4%	122.0%
Loss from operations	(2.4)%	(22.0)%
Interest expense, net	1.0%	0.9%
Loss before income taxes	(3.5)%	(22.8)%
(Benefit) provision for income taxes	(0.2)%	0.2%
Net loss	(3.2)%	(23.0)%
_____________________________

(1)	As a percentage of restaurant revenue.

First Quarter Ended April 3, 2018 Compared to First Quarter Ended April 4, 2017
The table below presents our unaudited operating results for the first quarters of 2018 and 2017, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	April 3, 2018	April 4, 2017	$	%

	(in thousands)
Revenue:
Restaurant revenue	$109,613	$115,527	$(5,914)	(5.1)%
Franchising royalties and fees	913	1,188	(275)	(23.1)%
Total revenue	110,526	116,715	(6,189)	(5.3)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	29,256	32,087	(2,831)	(8.8)%
Labor	36,572	39,594	(3,022)	(7.6)%
Occupancy	12,763	14,001	(1,238)	(8.8)%
Other restaurant operating costs	16,898	17,147	(249)	(1.5)%
General and administrative	10,268	10,666	(398)	(3.7)%
Depreciation and amortization	5,820	6,267	(447)	(7.1)%
Pre-opening	47	545	(498)	(91.4)%
Restaurant impairments, asset disposals and closure costs	1,580	22,054	(20,474)	(92.8)%
Total costs and expenses	113,204	142,361	(29,157)	(20.5)%
Loss from operations	(2,678)	(25,646)	22,968	89.6%
Interest expense, net	1,138	1,008	130	12.9%
Loss before income taxes	(3,816)	(26,654)	22,838	85.7%
(Benefit) provision for income taxes	(241)	191	(432)	(226.2)%
Net loss	$(3,575)	$(26,845)	$23,270	86.7%
Company-owned:
Average unit volumes	$1,080	$1,067	$13	1.2%
Comparable restaurant sales	(0.3)%	(2.5)%
Revenue
Total revenue decreased $6.2 million in the first quarter of 2018, or 5.3%, to $110.5 million, compared to $116.7 million in the first quarter of 2017. This decrease was primarily due to the impact of closing 55 company-owned restaurants in the first quarter of 2017, partially offset by additional restaurant openings since the beginning of the first quarter of 2017.
AUVs increased $13,000 compared to the prior year. AUV’s for the trailing twelve months were $1,080,000.
Comparable restaurant sales decreased by 0.3% at company-owned restaurants, increased by 0.9% at franchise-owned restaurants and decreased by 0.2% system-wide in the first quarter of 2018. Comparable sales in the quarter were negatively impacted approximately 50 bps by a shift in the timing of the Easter holiday.

Cost of Sales
Cost of sales decreased by $2.8 million, or 8.8%, in the first quarter of 2018 compared to the same period of 2017, due primarily to the decrease in restaurant revenue in the first quarter of 2018 driven by restaurant closures in the first quarter of 2017. As a percentage of restaurant revenue, cost of sales decreased to 26.7% in the first quarter of 2018 from 27.8% in the first quarter of 2017. The decrease as a percentage of restaurant revenue was primarily due to favorable commodity pricing.
Labor Costs
Labor costs decreased by $3.0 million, or 7.6%, in the first quarter of 2018 compared to the same period of 2017, due primarily to the decrease in restaurant revenue in the first quarter of 2018 driven by restaurant closures in the first quarter of 2017. As a percentage of restaurant revenue, labor costs decreased to 33.4% in the first quarter of 2018 from 34.3% in the first quarter of 2017. The decrease as a percentage of restaurant revenue was driven by the benefit of closing underperforming restaurants in the first quarter of 2017 and labor savings initiatives.
Occupancy Costs
Occupancy costs decreased by $1.2 million, or 8.8%, in the first quarter of 2018 compared to the first quarter of 2017 due primarily to the favorable impact of restaurant closures in the first quarter of 2017. As a percentage of revenue, occupancy costs decreased to 11.6% in the first quarter of 2018, compared to 12.1% in the first quarter of 2017.
Other Restaurant Operating Costs
Other restaurant operating costs decreased by $0.2 million, or 1.5%, in the first quarter of 2018 compared to the first quarter of 2017. As a percentage of restaurant revenue, other restaurant operating costs increased to 15.4% in the first quarter of 2018 from 14.8% in the first quarter of 2017, due primarily to decreased restaurant revenue in the first quarter of 2018 driven by restaurant closures in the first quarter of 2017, increased spend on marketing and expenses associated with off-premise initiatives.
General and Administrative Expense
General and administrative expense decreased by $0.4 million, or 3.7%, in the first quarter of 2018 compared to the first quarter of 2017, primarily attributable to professional fees related to the registration statement we filed in the first quarter of 2017. As a percentage of revenue, general and administrative expense increased to 9.3% in the first quarter of 2018 from 9.1% in the first quarter of 2017 due primarily to less restaurant revenue in the first quarter of 2018 due to restaurant closures in the first quarter of 2017.
Depreciation and Amortization
Depreciation and amortization decreased by $0.4 million, or 7.1%, in the first quarter of 2018 compared to the first quarter of 2017, due primarily to restaurants closed or impaired in prior quarters. As a percentage of revenue, depreciation and amortization decreased to 5.3% in the first quarter of 2018 from 5.4% in the first quarter of 2017.
Pre-Opening Costs
Pre-opening costs decreased by $0.5 million, or 91.4%, in the first quarter of 2018 compared to the first quarter of 2017. The decrease in pre-opening costs was due to fewer restaurants under construction during the first quarter of 2018 compared to the first quarter of 2017.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals decreased by $20.5 million in the first quarter of 2018 compared to the first quarter of 2017. The decrease was primarily due to the closure of 55 restaurants and impairment of four restaurants in the first quarter of 2017, partially offset by the impairment of one restaurant in the first quarter of 2018, ongoing closure costs of the restaurants closed in 2017 and two restaurants closed in the first quarter of 2018 at the expiration of their leases with minimal related closure costs.
Each quarter we evaluate possible impairment of fixed assets at the restaurant level and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. There can be no assurance that such evaluations will not result in additional impairment costs in future periods.
Interest Expense
Interest expense increased by $0.1 million in the first quarter of 2018 compared to the first quarter of 2017. The increase was the result of an increase in the average interest rate on our credit facility and higher amortization of debt issuance costs in the first quarter of 2018 compared to the first quarter of 2017.

(Benefit) Provision for Income Taxes
The effective tax rate was 6.3% for the first quarter of 2018 compared to (0.7)% for the first quarter of 2017. The effective tax rate for the first quarter of 2018 reflects changes made by the Tax Cuts and Jobs Act (“Tax Act”), which was signed into law in December 2017. The primary change from the Tax Act that impacts fiscal 2018 is related to an indefinite carry forward for federal net operating losses, which enabled the Company to release a portion of the previously recorded valuation allowance. For the remainder of fiscal 2018, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit to the effective tax rate.

Liquidity and Capital Resources
Summary of Cash Flows
Historically, our primary sources of liquidity and cash flows were operating cash flows and borrowings on our revolving line of credit. In the first quarter of 2017 we determined that we needed additional sources of liquidity in order to pursue our operational strategies and fund obligations such as the liabilities to landlords from the termination of our leases for the restaurants closed in the first quarter of 2017, fees to be paid to our real estate advisor and brokers related to such terminations and other costs of closing restaurants, including severance for terminated employees (“Restaurant Closing Liabilities”) and estimated losses associated with claims and anticipated claims by payment card companies for non-ordinary course operating expenses, card issuer losses and card replacement costs for which we expect to be liable (the “Data Breach Liabilities”). We executed the following transactions in the first quarter of 2017 to provide us with additional liquidity: (i) we completed two private placement transactions for aggregate gross proceeds to us of $50.0 million, and (ii) we amended our credit agreement to increase our flexibility under the credit facility.
We have historically used cash to fund capital expenditures for new restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital; however, due to our anticipated modest unit growth, cash required for new restaurant openings has been correspondingly reduced. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have up to 30 days to pay our vendors. We believe that expected cash flow from operations, the proceeds received from the private placement transactions and existing borrowing capacity under our credit facility are adequate to fund debt service requirements, operating lease obligations, capital expenditures, the Restaurant Closing Liabilities, the Data Breach Liabilities and working capital obligations for the remainder of fiscal year 2018. There are no material changes in the Company’s contractual obligations that are outside the ordinary course of business.
Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Fiscal Quarter Ended
	April 3, 2018	April 4, 2017
Net cash used in operating activities	$(1,004)	$(8,076)
Net cash used in investing activities	(4,805)	(6,601)
Net cash provided by financing activities	5,072	16,088
Net (decrease) increase in cash and cash equivalents	$(737)	$1,411
Operating Activities
Net cash used in operating activities in the first quarter of 2018 decreased $7.1 million compared to the first quarter of 2017. The improvement in operating cash flows resulted primarily from the lower net loss during the first quarter of 2018 as compared to the first quarter of 2017, payments made in the first quarter of 2017 for the termination of leases related to closed restaurants of $2.3 million, a litigation settlement of $1.1 million and for the data breach liabilities of $4.0 million, as well as other working capital changes due to timing. Payments for the termination of leases related to closed restaurants in first quarter of 2018 were $0.9 million.
Investing Activities
Net cash flows used in investing activities in the first quarter of 2018 decreased $1.8 million compared to the first quarter of 2017, primarily due to the reduction in new restaurant development during the first quarter of 2018 compared to the first quarter of 2017. Both periods include reinvestment in existing restaurants and investments in technology.

Financing Activities
Net cash provided by financing activities in the first quarter of 2018 decreased $11.0 million compared to the first quarter of 2017. The decrease in net cash provided by financing activities is primarily due to the net proceeds received from the private placement transactions that occurred during the first quarter of 2017, net of repayments on long-term debt.
Capital Resources
Future Capital Expenditure Requirements. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants, as well as information technology expenses and other general corporate capital expenditures. As mentioned above, our real estate development growth has been and will continue to be reduced in upcoming quarters, compared to our historical rates.
We estimate capital expenditures for the remainder of 2018 to be approximately $5.0 million for a total of approximately $10.0 million for the fiscal year. We expect such capital expenditures to be funded by a combination of cash from operations and borrowings under our revolving credit facility.
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
Liquidity. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for the next twelve months. We expect to pay approximately $6.0 million to $9.0 million for the termination of leases related to closed restaurants, including related fees and expenses over the next six months. Additionally, we anticipate paying approximately $8.0 million for the remaining Data Breach Liabilities. However, we may ultimately be subject to Data Breach Liabilities that are up to $5.5 million greater than that amount.
Credit Facility
As of April 3, 2018, we had $63.9 million of indebtedness and $3.3 million of letters of credit outstanding under our revolving credit facility with Bank of America, N.A. (the “Existing Credit Facility”) and we were in compliance with all of our debt covenants.
On May 9, 2018, we entered into a credit facility with U.S. Bank National Association (the “2018 Credit Facility”). The 2018 Credit Facility consists of a term loan facility in an aggregate principal amount of $25.0 million and a revolving line of credit of $65.0 million (which may be increased to $75.0 million), which includes a letter of credit subfacility in the amount of $15.0 million and a swingline subfacility in the amount of $10.0 million. Upon execution of the 2018 Credit Facility, we repaid in full our outstanding indebtedness under our Existing Credit Facility using funds drawn on our 2018 Credit Facility. Upon repayment, the Existing Credit Facility and all related agreements were terminated.
The 2018 Credit Facility has a four-year term and requires amortization payments on the term loan facility. The material terms of the 2018 Credit Facility also include, among other things, the following financial covenants: (i) a maximum consolidated total lease-adjusted leverage ratio covenant; (ii) a minimum consolidated fixed charge coverage ratio covenant; and (iii) a covenant limiting the total capital expenditures by us in any fiscal year. Borrowings under the 2018 Credit Facility bear interest, at our option, at either (i) LIBOR plus a margin of 2.25% to 3.25% per annum, based upon the consolidated total lease-adjusted leverage ratio or (ii) the highest of the following base rates plus a margin of 1.25% to 2.25% per annum: (a) the federal funds rate plus 0.50%; (b) the U.S. Bank prime rate or (c) the one-month LIBOR plus 1.00%. The 2018 Credit Facility includes a commitment fee of 0.30% to 0.50% per annum, based upon the consolidated total lease-adjusted leverage ratio, on any unused portion of the revolving credit facility.
Availability of borrowings under the 2018 Credit Facility is conditioned upon our compliance with the terms of the 2018 Credit Facility, including the financial covenants and other customary affirmative and negative covenants, such as limitations on additional borrowings, acquisitions, dividend payments and lease commitments, and customary representations and warranties.
We expect that we will meet all applicable financial covenants in our 2018 Credit Facility, including the maximum consolidated total lease-adjusted leverage ratio, throughout the fiscal year ending January 1, 2019. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit facility. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.

Our 2018 Credit Facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of April 3, 2018.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended January 2, 2018. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended January 2, 2018.
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart our Business Startups (“JOBS”) Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will cease to be an “emerging growth company” at the end of this fiscal year.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we “opted out” of such extended transition period and, as a result, we comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards was irrevocable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of April 3, 2018, we had $63.9 million of indebtedness under our revolving line of credit. An increase or decrease of 1.0% in the effective interest rate applied on this loan would have resulted in a pre-tax interest expense fluctuation of approximately $0.6 million on an annualized basis.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage requirements directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that has affected our results from 2015 through the first quarter of 2018. We expect wage inflation to continue to affect our results in the near future.

Item 4. Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 3, 2018, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

PART II

Item 1. Legal Proceedings
Delaware Gift Card Litigation
As previously disclosed in prior reports filed with the SEC, we are named as a defendant in an action filed in the Superior Court of Delaware in New Castle County (the “Court”), entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleges that a number of large retailers and restaurant companies, including us, knowingly refused to fulfill obligations under Delaware’s Abandoned Property Law by failing to report and deliver “unclaimed gift card funds” to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an order that we cease and desist from violating the Delaware Abandoned Property Law, monetary damages (including treble damages under the False Claims and Reporting Act), penalties, and attorneys’ fees and costs. On November 23, 2015, the Court ruled on a motion to dismiss the complaint. While the Court granted the motion to dismiss with respect to a claim alleging that the defendants intended to defraud the government or willfully concealed property owed to the government and for which a certificate or receipt was provided, it did not dismiss the other claims alleging that the defendants knowingly made false statements to avoid transmitting money to the government. The defendants filed a motion for summary judgment in the case, which was denied on April 30, 2018. The trial date with respect to this matter is now set for September 10, 2018. In 2015, we recorded a loss contingency accrual based on a reasonable estimate of the probable losses that might arise from this matter; this loss contingency accrual did not have a material effect on our results of operations. However, we may ultimately be subject to greater losses resulting from the litigation. We intend to continue to vigorously defend this action.
Other Matters
In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of April 3, 2018. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended January 2, 2018.  There have been no material changes to our Risk Factors as previously reported.
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

On May 9, 2018, we entered into a credit facility with U.S. Bank National Association (the “2018 Credit Facility”). The 2018 Credit Facility consists of a term loan facility in an aggregate principal amount of $25.0 million and a revolving line of credit of $65.0 million (which may be increased to $75.0 million), which includes a letter of credit subfacility in the amount of $15.0 million and a swingline subfacility in the amount of $10.0 million. Upon execution of the 2018 Credit Facility, we repaid in full our outstanding indebtedness under our Existing Credit Facility using funds drawn on our 2018 Credit Facility. Upon repayment, the Existing Credit Facility and all related agreements were terminated.
The 2018 Credit Facility has a four-year term and requires amortization payments on the term loan facility. The material terms of the 2018 Credit Facility also include, among other things, the following financial covenants: (i) a maximum consolidated total lease-adjusted leverage ratio covenant; (ii) a minimum consolidated fixed charge coverage ratio covenant; and (iii) a covenant limiting the total capital expenditures by us in any fiscal year. Borrowings under the 2018 Credit Facility bear interest, at our option, at either (i) LIBOR plus a margin of 2.25% to 3.25% per annum, based upon the consolidated total lease-adjusted leverage ratio or (ii) the highest of the following base rates plus a margin of 1.25% to 2.25% per annum: (a) the federal funds rate plus 0.50%; (b) the U.S. Bank prime rate or (c) the one-month LIBOR plus 1.00%. The 2018 Credit Facility includes a commitment fee of 0.30% to 0.50% per annum, based upon the consolidated total lease-adjusted leverage ratio, on any unused portion of the revolving credit facility.
The foregoing description of the 2018 Credit Facility does not purport to be complete and is qualified in its entirety by reference to the full text of the 2018 Credit Facility agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1
Credit Agreement, dated May 9, 2018, among Noodles & Company, the other Loan Party thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Lender and the other lenders party thereto

10.2	Security Agreement, dated May 9, 2018, by and between Noodles & Company and U.S. Bank National Association, as administrative agent
10.3	Pledge Agreement, dated May 9, 2018, by and between Noodles & Company and U.S. Bank National Association, as administrative agent
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen Chief Executive Officer
Date	May 11, 2018