Form 10-Q
period 2018-07-03
NOODLES & Co
filed 2018-07-19
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2018
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 16, 2018
Class A Common Stock, $0.01 par value per share	41,298,464 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	July 3, 2018	January 2, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,640	$3,361
Accounts receivable	1,714	2,434
Inventories	10,089	9,929
Prepaid expenses and other assets	7,511	6,258
Income tax receivable	122	76
Total current assets	23,076	22,058
Property and equipment, net	144,607	152,593
Goodwill	6,400	6,400
Intangibles, net	1,422	1,565
Other assets, net	2,548	2,617
Total long-term assets	154,977	163,175
Total assets	$178,053	$185,233
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,345	$10,929
Accrued payroll and benefits	12,482	11,719
Accrued expenses and other current liabilities	24,560	21,221
Current portion of long-term debt	656	—
Total current liabilities	44,043	43,869
Long-term debt, net	62,743	57,624
Deferred rent	37,896	38,872
Deferred tax liabilities, net	165	416
Other long-term liabilities	7,037	8,591
Total liabilities	151,884	149,372

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of July 3, 2018 and January 2, 2018; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of July 3, 2018 and January 2, 2018; 43,690,395 issued and 41,266,524 outstanding as of July 3, 2018 and 43,550,329 issued and 41,126,458 outstanding as of January 2, 2018	437	436
Treasury stock, at cost, 2,423,871 shares as of July 3, 2018 and January 2, 2018	(35,000)	(35,000)
Additional paid-in capital	172,936	171,613
Accumulated deficit	(112,204)	(101,188)
Total stockholders’ equity	26,169	35,861
Total liabilities and stockholders’ equity	$178,053	$185,233
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 3, 2018	July 4, 2017	July 3, 2018	July 4, 2017
Revenue:
Restaurant revenue	$116,451	$111,628	$226,064	$227,155
Franchising royalties and fees	944	1,164	1,857	2,352
Total revenue	117,395	112,792	227,921	229,507
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	31,089	29,598	60,345	61,685
Labor	38,043	36,430	74,615	76,024
Occupancy	12,357	12,630	25,120	26,631
Other restaurant operating costs	16,875	16,194	33,773	33,341
General and administrative	14,813	9,393	25,081	20,059
Depreciation and amortization	5,797	6,279	11,617	12,546
Pre-opening	3	246	50	791
Restaurant impairments, closure costs and asset disposals	2,580	2,830	4,160	24,884
Total costs and expenses	121,557	113,600	234,761	255,961
Loss from operations	(4,162)	(808)	(6,840)	(26,454)
Loss on extinguishment of debt	626	—	626	—
Interest expense, net	1,154	927	2,292	1,935
Loss before income taxes	(5,942)	(1,735)	(9,758)	(28,389)
(Benefit) provision for income taxes	(7)	80	(248)	271
Net loss	(5,935)	(1,815)	(9,510)	(28,660)
Accretion of preferred stock to redemption value	—	(7,001)	—	(7,967)
Net loss attributable to common stockholders	$(5,935)	$(8,816)	$(9,510)	$(36,627)
Loss per share of Class A and Class B common stock, combined:
Basic	$(0.14)	$(0.22)	$(0.23)	$(1.06)
Diluted	$(0.14)	$(0.22)	$(0.23)	$(1.06)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	41,172,924	40,779,277	41,150,698	34,404,222
Diluted	41,172,924	40,779,277	41,150,698	34,404,222

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 3, 2018	July 4, 2017	July 3, 2018	July 4, 2017
Net loss	$(5,935)	$(1,815)	$(9,510)	$(28,660)
Other comprehensive loss:
Foreign currency translation adjustments	—	(9)	—	(9)
Other comprehensive loss	—	(9)	—	(9)
Comprehensive loss	$(5,935)	$(1,824)	$(9,510)	$(28,669)

 See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Two Fiscal Quarters Ended
	July 3, 2018	July 4, 2017
Operating activities
Net loss	$(9,510)	$(28,660)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,617	12,546
Deferred income taxes	(251)	271
Restaurant impairments, closure costs and asset disposals	3,669	19,441
Loss on extinguishment of debt	626	—
Amortization of debt issuance costs	363	185
Stock-based compensation	1,592	945
Non-cash gain on litigation settlement	—	(421)
Changes in operating assets and liabilities:
Accounts receivable	837	2,465
Inventories	(751)	(468)
Prepaid expenses and other assets	(1,184)	46
Accounts payable	(2,909)	17
Deferred rent	(975)	1,479
Income taxes	(46)	60
Accrued expenses and other liabilities	(241)	(16,137)
Net cash provided by (used in) operating activities	2,837	(8,231)
Investing activities
Purchases of property and equipment	(7,051)	(12,213)
Net cash used in investing activities	(7,051)	(12,213)
Financing activities
Net (payments) borrowings from swing line loan	(101)	6,947
Proceeds from issuance of long-term debt	73,389	6,757
Payments on long-term debt	(66,873)	(37,015)
Issuance of preferred stock and common stock warrants, net of transaction expenses (see Note 9)	—	16,589
Issuance of common stock, net of transaction expenses (see Note 9)	—	29,110
Proceeds from exercise of stock options and employee stock purchase plan	(293)	37
Debt issuance costs	(1,629)	(662)
Net cash provided by financing activities	4,493	21,763
Effect of exchange rate changes on cash	—	2
Net increase in cash and cash equivalents	279	1,321
Cash and cash equivalents
Beginning of period	3,361	1,837
End of period	$3,640	$3,158

See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation
Business
Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of July 3, 2018, the Company had 404 company-owned restaurants and 65 franchise restaurants in 29 states and the District of Columbia. The Company operates its business as one operating and reportable segment.
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
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2018, which ends on January 1, 2019, and fiscal year 2017, which ended on January 2, 2018, both contain 52 weeks. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. The Company’s fiscal quarter that ended July 3, 2018 is referred to as the second quarter of 2018, and the fiscal quarter ended July 4, 2017 is referred to as the second quarter of 2017.
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

The Company adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of these standards did not have a material impact on the Company’s Condensed Consolidated Statements of Operations in the second quarter of 2018 or the first two quarters of 2018. The primary impact of adoption was the enhancement of the Company’s disclosures related to contracts with customers and revenue recognized from those performance obligations, which includes revenue related to initial fees charged to franchisees and revenue recognized related to gift cards. See disclosure in Note 11, Revenue Recognition.

2. Supplemental Financial Information
Property and equipment, net, consists of the following (in thousands):

	July 3, 2018	January 2, 2018
Leasehold improvements	$198,798	$199,211
Furniture, fixtures and equipment	120,587	120,234
Construction in progress	2,725	2,592
	322,110	322,037
Accumulated depreciation and amortization	(177,503)	(169,444)
	$144,607	$152,593

Accrued expenses and other current liabilities consist of the following (in thousands):

	July 3, 2018	January 2, 2018
Gift card liability	$2,766	$4,078
Occupancy related	4,283	3,733
Utilities	1,670	1,705
Data breach liabilities	11,016	7,605
Other accrued expenses	4,825	4,100
	$24,560	$21,221

3. Long-Term Debt
2018 Credit Facility
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

As of July 3, 2018, the Company had $65.2 million of indebtedness and $3.8 million of letters of credit outstanding under the 2018 Credit Facility. The term loan requires principal payments of $156,250 per quarter starting in the second quarter of 2018 through the first quarter of 2019, $187,500 per quarter through the first quarter of 2020, $375,000 per quarter through the first quarter of 2021, and $531,250 per quarter through maturity in the second quarter of 2022.
Aggregate maturities for debt outstanding as of July 3, 2018 are as follows (in thousands):

Year 1	$656
Year 2	937
Year 3	1,656
Year 4	61,983
Total	$65,232

The Company’s outstanding indebtedness bore interest between 4.95% to 7.25% during the first two quarters of 2018.
The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of July 3, 2018.
Prior Credit Facility
Upon execution of the 2018 Credit Facility, the Company repaid in full its outstanding indebtedness with Bank of America, N.A. (the “Prior Credit Facility”) using funds drawn on the 2018 Credit Facility. Upon repayment, the Prior Credit Facility and all related agreements were terminated. A loss on extinguishment of debt in the amount of $0.6 million was recorded during the second quarter of 2018 in connection with this repayment.
4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate their fair values due to their short-term nature. The carrying amounts of borrowings under the credit facility approximate fair value as the line of credit and term borrowings vary with market interest rates and negotiated terms and conditions are consistent with current market rates. The fair value of the Company’s line of credit and term borrowings are measured using Level 2 inputs.

Adjustments to the fair value of non-financial assets measured at fair value on a non-recurring basis as of July 3, 2018 and July 4, 2017 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes
The following table presents the Company’s (benefit) provision for income taxes (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 3, 2018	July 4, 2017	July 3, 2018	July 4, 2017
(Benefit) provision for income taxes	$(7)	$80	$(248)	$271
Effective tax rate	0.1%	(4.6)%	2.5%	(1.0)%

The effective tax rates for the second quarter of 2018 and the first two quarters of 2018, reflect changes made by the Tax Cuts and Jobs Act (“Tax Act”), which was signed into law in December 2017. The primary change from the Tax Act that impacts fiscal 2018 is related to an indefinite carry forward for federal and conforming states’ net operating losses, which enabled the Company to release a portion of the previously recorded valuation allowance. For the remainder of fiscal 2018, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the remaining valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

The Company is applying guidance provided by SEC Staff Accounting Bulletin No. 118, which is codified as Accounting Standards Update 2018-05 - Income Taxes (“ASU 2018-05”), in reporting the tax provision for the second quarter ended 2018. This ASU 2018-05 applies in situations where the Company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. While the amount recorded for the second quarter of 2018 is provisional, the Company expects that any material changes required by the Tax Act will be offset by the valuation allowance. The Company did not finalize any previously reported provisional impact from the Tax Act and will continue its analysis to determine if any adjustments are required to be made during the measurement period provided by ASU 2018-05.

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
The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 3, 2018	July 4, 2017	July 3, 2018	July 4, 2017
Stock-based compensation expense	$1,012	$648	$1,592	$945
Capitalized stock-based compensation expense	$13	$52	$25	$102

7. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 3, 2018	July 4, 2017	July 3, 2018	July 4, 2017
Restaurant impairments (1)	$319	$4,037	$917	$5,973
Closure costs (1)	1,519	(1,471)	2,073	18,415
Loss on disposal of assets and other	742	264	1,170	496
	$2,580	$2,830	$4,160	$24,884

_____________________________

(1)	Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.
During the second quarter of 2018, there were no restaurants identified as impaired, compared to nine restaurant impairments during the second quarter of 2017. During the first two quarters of 2018, one restaurant was identified as impaired compared to 13 restaurant impairments during the first two quarters of 2017. Impairment is based on management’s current assessment of the expected future cash flows of a restaurant based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and is determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value.
The closure costs of $1.5 million recognized during the second quarter of 2018 and $2.1 million during the first two quarters of 2018 are related to the seven restaurants closed in the second quarter of 2018 and nine restaurants closed in the first two quarters of 2018, most of which were approaching the expiration of their leases, as well as ongoing costs from restaurants closed in previous years. These ongoing costs include adjustments to the liabilities to landlords as lease terminations occur. During the second quarter of 2017, a gain of $3.6 million was recognized related to closures primarily due to adjustments to the liabilities to landlords as lease terminations occurred for 21 of the 55 restaurants closed during the first quarter of 2017, partially offset by $2.0 million of costs related to restaurants closed in the first quarter of 2017. During the first two quarters of 2017, $18.4 million of closure costs were recognized related to the 55 restaurants closed during the first quarter of 2017, as well as ongoing costs of restaurants closed in the fourth quarter of 2015. These expenses are included in the “Restaurant impairments, closure costs and asset disposals” line in the Condensed Consolidated Statements of Operations.

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
The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 3, 2018	July 4, 2017	July 3, 2018	July 4, 2017
Net loss attributable to common stockholders	$(5,935)	$(8,816)	$(9,510)	$(36,627)
Shares:
Basic weighted average shares outstanding	41,172,924	40,779,277	41,150,698	34,404,222
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	41,172,924	40,779,277	41,150,698	34,404,222
Loss per share:
Basic loss per share	$(0.14)	$(0.22)	$(0.23)	$(1.06)
Diluted loss per share	$(0.14)	$(0.22)	$(0.23)	$(1.06)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings (loss) per share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss. The number of shares issuable on the vesting or exercise of share based awards or exercise of outstanding warrants, and the shares underlying the 18,500 shares of convertible preferred stock outstanding in the first quarter of 2017, excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 2,630,523 and 3,393,950 for the second quarters of 2018 and 2017, respectively, and totaled 3,043,387 and 5,631,982 for the first two quarters of 2018 and 2017, respectively.

9. Stockholders’ Equity
Securities Purchase Agreement with L Catterton
On February 8, 2017, the Company entered into a securities purchase agreement with L Catterton, pursuant to which the Company agreed, in return for aggregate gross proceeds of $18.5 million, to sell to L Catterton an aggregate of 18,500 shares of preferred stock convertible into 4,252,873 shares of the Company’s Class A common stock, par value $0.01 per share, at a price per share of $1,000, plus warrants exercisable for five years beginning six months following their issuance for the purchase of 1,913,793 shares of the Company’s Class A common stock, at a price per share of $4.35 (such transactions, collectively, the “private placement”). The funding of the private placement occurred on February 9, 2017 and the net proceeds from the transaction were $16.6 million during the first two quarters of 2017, after $1.9 million of transaction expenses.
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
At the conversion date, all unamortized discounts were recognized immediately as a deemed dividend, which increased the net loss attributable to common stockholders in the second quarter of 2017. The amortized discount, which was treated in the same manner as dividends, was $7.0 million for the second quarter of 2017 and $8.0 million for the first two quarters of 2017.
Securities Purchase Agreement with Mill Road Capital
On March 13, 2017, the Company entered into a securities purchase agreement with Mill Road Capital II, L.P. (“Mill Road”), pursuant to which the Company agreed, in return for aggregate gross proceeds of $31.5 million, to issue to Mill Road an aggregate of 8,873,240 shares of its Class A common stock, par value $0.01 per share, at a price per share of $3.55, which was equal to the closing sale price for the Company’s Class A common stock on March 10, 2017. On April 3, 2017, such shares were issued and the funding of the private placement occurred. The net proceeds from the transaction were $29.1 million during the first two quarters of 2017, after $2.4 million of transaction expenses.
Conversion of Argentia Class B Common Stock
On May 24, 2018, Argentia Private Investments Inc. (“Argentia”) converted 1,522,098 shares of the Company’s Class B common stock, par value $0.01, it owned into the same number of shares of the Company’s Class A common stock, par value $0.01. The rights of the holders of the Company’s Class A common stock and Class B common stock are identical in all respects, except that Class B common stock does not vote on the election or removal of directors. No shares of the Company’s Class B common stock were outstanding as of July 3, 2018.

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the two quarters ended July 3, 2018 and July 4, 2017 (in thousands):

	July 3, 2018	July 4, 2017
Interest paid (net of amounts capitalized)	$1,973	$2,216
Income taxes paid (refunded)	49	(60)
Changes in purchases of property and equipment accrued in accounts payable, net	(1,580)	(1,417)
Conversion of Series A convertible preferred stock to common stock	—	18,500

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
Gift Cards
The Company sells gift cards which do not have an expiration date, and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company has determined that approximately 8% of gift cards will not be redeemed, which is recognized ratably over the estimated redemption period of the gift card, approximately 18 months. Gift card liability balances are typically highest at the end of each calendar year following increased gift card purchases during the holiday season. The adoption of Topic 606 did not have an impact on the Company’s recognition of revenue from gift cards, including the recognition of gift card breakage, as the new standard requires the use of the “proportionate” method for recognizing breakage, which the Company has historically utilized.

As of July 3, 2018 and January 2, 2018, the current portion of the gift card liability, $2.8 million and $4.1 million, respectively, is included in accrued expenses and other current liabilities, and the long-term portion, $0.3 million and $0.4 million, respectively, is included in other long-term liabilities in the Consolidated Balance Sheets.
Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards that were included in the gift card liability balances at the beginning of each fiscal year was $3.4 million and $3.1 million for the first two quarters of 2018 and 2017, respectively.
The revenue recognized from gift cards for the first two quarters of 2018 includes $0.3 million of gift card breakage that resulted from a change in the estimate for gift card unredeemed balances for the years 2014 and after. This change in estimate was a result of the Delaware Gift Card Litigation settlement in the second quarter of 2018 (see Note 12, Commitments and Contingencies).
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
The Company recognized revenue of $0.1 million during the first two quarters of 2018 related to initial fees from franchisees that were included in the contract liability balance at the beginning of the year. This amount included fees recognized upon the termination of one franchise restaurant agreement in the first quarter of 2018. The Company expects to recognize approximately $0.1 million each fiscal year through fiscal 2022 and approximately $0.9 million thereafter related to performance obligations that are unsatisfied as of July 3, 2018.

12. Commitments and Contingencies
Data Security Incident
Overview
On June 28, 2016, the Company announced that a data security incident compromised the security of the payment information of some customers who used debit or credit cards at certain Noodles & Company locations between January 31, 2016 and June 2, 2016. The malware involved in the incident has been removed, and the Company believes that it no longer poses a risk to credit or debit cards currently being used at affected locations. The Company has implemented additional security procedures to further secure customers’ debit and credit card information.
Card Company Assessments
In the fourth quarter of 2016, the Company recorded a charge of $10.6 million for estimated losses, net of $1.0 million of insurance coverage, at the low end of an estimated range, associated with claims and anticipated claims by payment card companies for non-ordinary course operating expenses, card issuer losses and card replacement costs for which it expected to be liable (the “Data Breach Liabilities”). The Company also previously disclosed in prior reports filed with the SEC that it may ultimately be subject to Data Breach Liabilities that are up to $5.5 million greater than that amount. In 2017, the Company made payments of $4.0 million for the Data Breach Liabilities. On June 7, 2018, the Company received the final assessment from the third of the three payment card companies to which it expected to owe Data Breach Liabilities. This assessment was $11.0 million. In the second quarter of 2018, when the final assessment was received, the Company’s recorded a charge of $3.4 million to increase its accrual to cover this final assessment amount (which was within the range disclosed in prior reports filed with the SEC). The assessment was paid early in the third quarter of 2018.

Delaware Gift Card Litigation
As previously disclosed in prior reports filed with the SEC, the Company was named as a defendant in an action filed in the Superior Court of Delaware in New Castle County (the “Court”), entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The complaint in this case alleged that a number of large retailers and restaurant companies, including the Company, knowingly refused to fulfill obligations under Delaware’s Abandoned Property Law by failing to report and deliver “unclaimed gift card funds” to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint sought an order that the Company cease and desist from violating the Delaware Abandoned Property Law, monetary damages (including treble damages under the False Claims and Reporting Act), penalties and attorneys’ fees and costs. In 2015 the Company recorded a loss contingency accrual based on a reasonable estimate of the probable losses that might arise from this matter; this loss contingency accrual did not have a material effect on our results of operations. On July 3, 2018, a settlement was reached in this matter, subject to execution of a definitive settlement agreement, which will dispose of all pending claims included in the litigation. The Company’s results of operations for the second quarter of 2018 include a charge of $0.3 million for the Company’s liability under this settlement. The Company also recorded a loss contingency accrual based on a reasonable estimate of the probable losses that may arise under Delaware’s Abandoned Property Law in resolving claims for unclaimed gift card funds for the years 2011, 2012 and 2013, which were not included as part of the litigation.
Other Matters
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of July 3, 2018. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

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
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization, restaurant impairments, closure costs and asset disposals, certain litigation settlements, non-recurring registration and related transaction costs, loss on extinguishment of debt, severance costs and stock-based compensation.
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
Recent Trends, Risks and Uncertainties
Comparable Restaurant Sales. In the second quarter of 2018, comparable restaurant sales increased 5.4% system-wide, increased 5.0% for company-owned restaurants, and increased 8.0% for franchise restaurants. Comparable sales growth was driven primarily by an increase in traffic related to successful implementation of recent operational and brand initiatives, as well as a modest price increase. Comparable sales in the quarter also benefited from the impact of the shift in the timing of the Easter and 4th of July holidays by approximately 100 basis points (“bps”).
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
Restaurant Development. We continue to reduce our rate of company-owned restaurant unit growth, which we anticipate will result in our revenue growing at a slower rate than would be expected if our unit growth rate continued at the historical rate. New restaurants have historically contributed substantially to our revenue growth. In the first two quarters of 2018, we opened one company-owned restaurant. As of July 3, 2018, we had 404 company-owned restaurants and 65 franchise restaurants in 29 states and the District of Columbia.
We currently do not intend to open any additional restaurants in 2018. We believe that this remains consistent with our moderate growth strategy and is an approach that will enhance our ability to continue focusing on improving restaurant operations and profitability at existing locations. We will continue to evaluate our company-owned restaurant growth rate based on our operational and financial performance, capital resources and real estate opportunities.
Certain Restaurant Closures. We closed 55 restaurants in the first quarter of 2017. These restaurants significantly underperformed our restaurant averages, as measured by AUVs, restaurant contribution margin and cash flow. Closing these restaurants has favorably affected our restaurant contribution, restaurant contribution margin, adjusted EBITDA, adjusted EBITDA margin and net income. Additionally, we closed nine company-owned restaurants in the first two quarters of 2018, most of which were approaching the expiration of their leases. We currently do not anticipate significant restaurant closures for the foreseeable future; however, we may continue to close restaurants at, or near, the expiration of their leases.

Results of Operations
The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 3, 2018	July 4, 2017	July 3, 2018	July 4, 2017
	(in thousands, unaudited)
Net loss	$(5,935)	$(1,815)	$(9,510)	$(28,660)
Depreciation and amortization	5,797	6,279	11,617	12,546
Interest expense, net	1,154	927	2,292	1,935
(Benefit) provision for income taxes	(7)	80	(248)	271
EBITDA	$1,009	$5,471	$4,151	$(13,908)
Restaurant impairments, closure costs and asset disposals (1)	2,580	2,830	4,160	24,884
Litigation settlement (2)	3,796	(421)	3,796	(421)
Fees and costs related to registration statements and related transactions (3)	53	40	53	679
Loss on extinguishment of debt (4)	626	—	626	—
Severance costs (5)	—	129	278	332
Stock-based compensation expense	1,012	647	1,592	945
Adjusted EBITDA	$9,076	$8,696	$14,656	$12,511
_____________________

(1)
Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. Additionally, the first two quarters of 2018 includes closure costs of the nine restaurants closed in the first two quarters of 2018, most of which were approaching the expiration of their leases, and the impairment of one restaurant, and the first two quarters of 2017 includes the closure costs related to the 55 restaurants closed in the first quarter of 2017 and the impairment of 13 restaurants. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

(2)
The second quarter of 2018 includes a charge of $3.4 million for the final assessment related to data breach liabilities, and a $0.3 million charge for a litigation settlement related to the Delaware gift card matter. The second quarter of 2017 includes a gain on an employment-related litigation settlement due to final settlement being less than what the Company had previously accrued.

(3)
The second quarter of 2018 includes expenses related to the registration statement the Company filed in the second quarter of 2018. The first two quarters of 2017 includes expenses related to the registration statement the Company filed in the first quarter of 2017, which registration statement was later withdrawn.

(4)
The second quarter of 2018 includes the loss on extinguishment of debt which resulted from writing off the remaining unamortized balance of debt issuance costs related to the prior credit facility when it was repaid in full in the second quarter of 2018.

(5)	The first two quarters of 2018 and 2017 include severance costs from departmental structural changes.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 3, 2018	July 4, 2017	July 3, 2018	July 4, 2017
Company-Owned Restaurant Activity
Beginning of period	411	409	412	457
Openings	—	4	1	11
Closures	(7)	—	(9)	(55)
Restaurants at end of period	404	413	404	413
Franchise Restaurant Activity
Beginning of period	65	73	66	75
Openings	—	1	—	2
Closures	—	(1)	(1)	(4)
Restaurants at end of period	65	73	65	73
Total restaurants	469	486	469	486

Statement of Operations as a Percentage of Revenue
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 3, 2018	July 4, 2017	July 3, 2018	July 4, 2017
Revenue:
Restaurant revenue	99.2%	99.0%	99.2%	99.0%
Franchising royalties and fees	0.8%	1.0%	0.8%	1.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below): (1)
Cost of sales	26.7%	26.5%	26.7%	27.2%
Labor	32.7%	32.6%	33.0%	33.5%
Occupancy	10.6%	11.3%	11.1%	11.7%
Other restaurant operating costs	14.5%	14.5%	14.9%	14.7%
General and administrative	12.6%	8.3%	11.0%	8.7%
Depreciation and amortization	4.9%	5.6%	5.1%	5.5%
Pre-opening	—%	0.2%	—%	0.3%
Restaurant impairments, closure costs and asset disposals	2.2%	2.5%	1.8%	10.8%
Total costs and expenses	103.5%	100.7%	103.0%	111.5%
Loss from operations	(3.5)%	(0.7)%	(3.0)%	(11.5)%
Loss on extinguishment of debt	0.5%	—%	0.3%	—%
Interest expense, net	1.0%	0.8%	1.0%	0.8%
Loss before income taxes	(5.1)%	(1.5)%	(4.3)%	(12.4)%
(Benefit) provision for income taxes	—%	0.1%	(0.1)%	0.1%
Net loss	(5.1)%	(1.6)%	(4.2)%	(12.5)%
_____________________________

(1)	As a percentage of restaurant revenue.

Second Quarter Ended July 3, 2018 Compared to Second Quarter Ended July 4, 2017
The table below presents our unaudited operating results for the second quarters of 2018 and 2017, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	July 3, 2018	July 4, 2017	$	%

	(in thousands)
Revenue:
Restaurant revenue	$116,451	$111,628	$4,823	4.3%
Franchising royalties and fees	944	1,164	(220)	(18.9)%
Total revenue	117,395	112,792	4,603	4.1%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	31,089	29,598	1,491	5.0%
Labor	38,043	36,430	1,613	4.4%
Occupancy	12,357	12,630	(273)	(2.2)%
Other restaurant operating costs	16,875	16,194	681	4.2%
General and administrative	14,813	9,393	5,420	57.7%
Depreciation and amortization	5,797	6,279	(482)	(7.7)%
Pre-opening	3	246	(243)	(98.8)%
Restaurant impairments, asset disposals and closure costs	2,580	2,830	(250)	(8.8)%
Total costs and expenses	121,557	113,600	7,957	7.0%
Loss from operations	(4,162)	(808)	(3,354)	*
Loss on extinguishment of debt	626	—	626	100.0%
Interest expense, net	1,154	927	227	24.5%
Loss before income taxes	(5,942)	(1,735)	(4,207)	*
(Benefit) provision for income taxes	(7)	80	(87)	*
Net loss	$(5,935)	$(1,815)	$(4,120)	*
Company-owned:
Average unit volumes	$1,092	$1,065	$27	2.5%
Comparable restaurant sales	5.0%	(3.9)%
________________

*	Not meaningful.
Revenue
Total revenue increased $4.6 million in the second quarter of 2018, or 4.1%, to $117.4 million, compared to $112.8 million in the second quarter of 2017. This increase was primarily due to the increase in comparable restaurant sales, partially offset by the impact of restaurants closed since the second quarter of 2017, most of which were approaching the expiration of their leases.
AUVs increased $27,000 compared to the prior year. AUVs for the trailing twelve months were $1,092,000.
Comparable restaurant sales increased by 5.0% at company-owned restaurants, increased by 8.0% at franchise-owned restaurants and increased by 5.4% system-wide in the second quarter of 2018. Comparable sales growth was driven primarily by an increase in traffic related to successful implementation of recent operational and brand initiatives, as well as a modest price increase. Comparable sales in the quarter also benefited from the impact of the shift in the timing of the Easter and 4th of July holidays by approximately 100 bps.

Cost of Sales
Cost of sales increased by $1.5 million, or 5.0%, in the second quarter of 2018 compared to the same period of 2017, due primarily to the increase in restaurant revenue in the second quarter of 2018. As a percentage of restaurant revenue, cost of sales increased to 26.7% in the second quarter of 2018 from 26.5% in the second quarter of 2017. The increase as a percentage of restaurant revenue was primarily due to the nationwide launch of zucchini noodles, which have a higher cost of goods sold than the balance of our menu offerings.
Labor Costs
Labor costs increased by $1.6 million, or 4.4%, in the second quarter of 2018 compared to the same period of 2017, due primarily to the increase in restaurant revenue in the second quarter of 2018. As a percentage of restaurant revenue, labor costs increased to 32.7% in the second quarter of 2018 from 32.6% in the second quarter of 2017. The nominal increase as a percentage of restaurant revenue was driven by wage inflation, almost completely offset by the benefit of labor savings initiatives and leverage on higher AUVs.
Occupancy Costs
Occupancy costs decreased by $0.3 million, or 2.2%, in the second quarter of 2018 compared to the second quarter of 2017, due primarily to the impact of restaurants closed since the second quarter of 2017, most of which were approaching the expiration of their leases. As a percentage of revenue, occupancy costs decreased to 10.6% in the second quarter of 2018, compared to 11.3% in the second quarter of 2017 due to leverage on higher AUVs.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $0.7 million, or 4.2%, in the second quarter of 2018 compared to the second quarter of 2017, due primarily to expenses associated with marketing, culinary and off-premise initiatives. As a percentage of restaurant revenue, other restaurant operating costs was 14.5% in both the second quarters of 2018 and 2017, as expenses associated with marketing and initial investments in culinary and off-premise initiatives were offset by leverage on higher AUV’s.
General and Administrative Expense
General and administrative expense increased by $5.4 million, or 57.7%, in the second quarter of 2018 compared to the second quarter of 2017, primarily due to a $3.4 million charge for the final assessment related to the data breach liabilities and a $0.3 million charge for a litigation settlement related to the Delaware gift card matter disclosed under Part II, Item 1 of this report. Additionally, the second quarter of 2017 included a $0.4 million gain recognized on the employment-related litigation settlement, which was settled in 2016, due to final settlement being less than what the Company had previously accrued. As a percentage of revenue, general and administrative expense increased to 12.6% in the second quarter of 2018 from 8.3% in the second quarter of 2017.
Depreciation and Amortization
Depreciation and amortization decreased by $0.5 million, or 7.7%, in the second quarter of 2018 compared to the second quarter of 2017, due primarily to restaurants closed or impaired in prior quarters. As a percentage of revenue, depreciation and amortization decreased to 4.9% in the second quarter of 2018 from 5.6% in the second quarter of 2017.
Pre-Opening Costs
Pre-opening costs decreased by $0.2 million, or 98.8%, in the second quarter of 2018 compared to the second quarter of 2017. The decrease in pre-opening costs was due to no restaurants under construction during the second quarter of 2018.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals decreased by $0.3 million in the second quarter of 2018 compared to the second quarter of 2017. Restaurant impairments, closure costs and asset disposals include closure costs related to the seven restaurants closed in the second quarter of 2018, most of which were approaching the expiration of their leases, as well as ongoing costs from restaurants closed in previous years. There were no restaurants impaired in the second quarter of 2018.
Restaurant impairments, closure costs and asset disposals in the second quarter of 2017 included a gain of $3.6 million related to closures primarily due to adjustments to the liabilities to landlords as lease terminations occurred for 21 of the 55 restaurants closed during the first quarter of 2017, partially offset by $2.0 million of costs related to the restaurants closed in the first quarter of 2017. Additionally, nine restaurants were impaired in the second quarter of 2017.

Each quarter we evaluate possible impairment of fixed assets at the restaurant level and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. There can be no assurance that such evaluations will not result in additional impairment costs in future periods.
Loss on Extinguishment of Debt
In May 2018, we entered into a credit facility with U.S. Bank National Association (the “2018 Credit Facility”) and repaid in full our outstanding indebtedness with Bank of America, N.A. (the “Prior Credit Facility”) using funds drawn on the 2018 Credit Facility. Upon repayment, the Prior Credit Facility and all related agreements were terminated. As a result, we wrote off the remaining unamortized balance of debt issuance costs related to the Prior Credit Facility and recognized a loss on extinguishment of debt in the amount of $0.6 million in the second quarter of 2018.
Interest Expense
Interest expense increased by $0.2 million in the second quarter of 2018 compared to the second quarter of 2017. The increase was the result of an increase in the average interest rate on our credit facility and higher amortization of debt issuance costs in the second quarter of 2018 compared to the second quarter of 2017.
(Benefit) Provision for Income Taxes
The effective tax rate was 0.1% for the second quarter of 2018 compared to (4.6)% for the second quarter of 2017. The effective tax rate for the second quarter of 2018 reflects changes made by the Tax Cuts and Jobs Act (“Tax Act”), which enabled us to release a portion of the previously recorded valuation allowance as a benefit from income tax. The effective tax rate for the second quarter of 2017 was primarily related to disallowed tax amortization on indefinite-lived intangibles. For the remainder of fiscal 2018, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain the remaining valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Two Quarters Ended July 3, 2018 Compared to Two Quarters Ended July 4, 2017
The table below presents our unaudited operating results for the first two quarters of 2018 and 2017, and the related period-over-period changes.

	Two Fiscal Quarters Ended		Increase / (Decrease)
	July 3, 2018	July 4, 2017	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$226,064	$227,155	$(1,091)	(0.5)%
Franchising royalties and fees	1,857	2,352	(495)	(21.0)%
Total revenue	227,921	229,507	(1,586)	(0.7)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	60,345	61,685	(1,340)	(2.2)%
Labor	74,615	76,024	(1,409)	(1.9)%
Occupancy	25,120	26,631	(1,511)	(5.7)%
Other restaurant operating costs	33,773	33,341	432	1.3%
General and administrative	25,081	20,059	5,022	25.0%
Depreciation and amortization	11,617	12,546	(929)	(7.4)%
Pre-opening	50	791	(741)	(93.7)%
Restaurant impairments, asset disposals and closure costs	4,160	24,884	(20,724)	(83.3)%
Total costs and expenses	234,761	255,961	(21,200)	(8.3)%
Loss from operations	(6,840)	(26,454)	19,614	74.1%
Loss on extinguishment of debt	626	—	626	100.0%
Interest expense, net	2,292	1,935	357	18.4%
Loss before income taxes	(9,758)	(28,389)	19,257	65.6%
(Benefit) provision for income taxes	(248)	271	(519)	*
Net loss	$(9,510)	$(28,660)	$19,150	66.8%
Company-owned:
Average unit volumes	$1,092	$1,065	$27	2.5%
Comparable restaurant sales	2.4%	(3.2)%
________________

*	Not meaningful.
Revenue
Total revenue decreased by $1.6 million, or 0.7%, in the first two quarters of 2018, to $227.9 million compared to $229.5 million in the same period of 2017. This decrease was due to closing 55 company-owned restaurants in the first quarter of 2017 and restaurants closed since the second quarter of 2017, most of which were approaching the expiration of their leases, partially offset by the increase in comparable restaurant sales and additional restaurant openings since the beginning of 2017.
Comparable restaurant sales increased by 2.4% at company-owned restaurants, increased by 4.5% at franchise-owned restaurants and increased by 2.7% system-wide in the first two quarters of 2018.

Cost of Sales
Cost of sales decreased by $1.3 million, or 2.2%, in the first two quarters of 2018 compared to the same period of 2017, due primarily to the decrease in restaurant revenue in the first two quarters of 2018 driven by restaurant closures in the first quarter of 2017. As a percentage of restaurant revenue, cost of sales decreased to 26.7% in the first two quarters of 2018 from 27.2% in the first two quarters of 2017. The decrease as a percentage of restaurant revenue was primarily due to favorable commodity pricing, partially offset by the nationwide launch of zucchini noodles in the second quarter of 2018, which have a higher cost of goods sold than the balance of our menu offerings.
Labor Costs
Labor costs decreased by $1.4 million, or 1.9%, in the first two quarters of 2018 compared to the same period of 2017, due primarily to the decrease in restaurant revenue in the first two quarters of 2018 driven by restaurant closures in the first quarter of 2017. As a percentage of restaurant revenue, labor costs decreased to 33.0% in the first two quarters of 2018 from 33.5% in the first two quarters of 2017. The decrease as a percentage of restaurant revenue was driven by the benefit of closing underperforming restaurants in the first quarter of 2017, labor savings initiatives and leverage on higher AUVs, partially offset by wage inflation.
Occupancy Costs
Occupancy costs decreased by $1.5 million, or 5.7%, in the first two quarters of 2018 compared to the first two quarters of 2017, due primarily to the favorable impact of restaurant closures during the first quarter of 2017. As a percentage of revenue, occupancy costs decreased to 11.1% in first two quarters of 2018, compared to 11.7% in the first two quarters of 2017, due to leverage on higher AUVs.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $0.4 million, or 1.3%, in the first two quarters of 2018 compared to the first two quarters of 2017. As a percentage of restaurant revenue, other restaurant operating costs increased to 14.9% in the first two quarters of 2018, compared to 14.7% in the first two quarters of 2017, due primarily to decreased restaurant revenue in the first two quarters of 2018, driven by restaurant closures in the first quarter of 2017, expenses associated with marketing and initial investments in culinary and off-premise initiatives.
General and Administrative Expense
General and administrative expense increased by $5.0 million, or 25.0%, in the first two quarters of 2018 compared to the first two quarters of 2017, primarily due to a $3.4 million charge for the final assessment related to the Data Breach Liabilities and a $0.3 million charge for a litigation settlement related to the Delaware gift card matter described under Part II, Item 1 of this report. Additionally, the first two quarters of 2017 included a $0.4 million gain recognized on the employment-related litigation settlement, which was settled in 2016, due to final settlement being less than what the Company had previously accrued. As a percentage of revenue, general and administrative expense increased to 11.0% in the first two quarters of 2018 compared to 8.7% in the first two quarters of 2017.
Depreciation and Amortization
Depreciation and amortization decreased by $0.9 million, or 7.4%, in the first two quarters of 2018 compared to the first two quarters of 2017, due primarily to restaurants impaired or closed in prior quarters. As a percentage of revenue, depreciation and amortization decreased to 5.1% in the first two quarters of 2018, compared to 5.5% in the first two quarters of 2017.
Pre-Opening Costs
Pre-opening costs decreased by $0.7 million, or 93.7%, in the first two quarters of 2018 compared to the first two quarters of 2017. The decrease in pre-opening costs was due to fewer restaurants under construction compared to the comparable period in the prior year. As a percentage of revenue, pre-opening costs was flat in the first two quarters of 2018 and 2017.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals decreased by $20.7 million in the first two quarters of 2018 compared to the first two quarters of 2017. The decrease was primarily due to the closure of 55 restaurants in the first quarter of 2017 and the impairment of 13 restaurants during the first two quarters of 2017, partially offset by $2.1 million of closure costs related to the nine restaurants closed in the first two quarters of 2018, most of which were approaching the expiration of their leases, and the impairment of one restaurant in the first two quarters of 2018. Both periods include ongoing costs of restaurants closed in previous years.
Loss on Extinguishment of Debt

In May 2018, we entered into the 2018 Credit Facility and repaid in full our outstanding indebtedness under the Prior Credit Facility using funds drawn on the 2018 Credit Facility. As a result, we wrote off the remaining unamortized balance of debt issuance costs related to the Prior Credit Facility and recognized a loss on extinguishment of debt in the amount of $0.6 million in the second quarter of 2018.
Interest Expense
Interest expense increased by $0.4 million in the first two quarters of 2018 compared to the same period of 2017. The increase was the result of an increase in the average interest rate on our credit facility and higher amortization of debt issuance costs in the first two quarters of 2018 compared to the first two quarters of 2017.
(Benefit) Provision for Income Taxes
The effective tax rate was 2.5% for the first two quarters of 2018 compared to (1.0)% for the first two quarters of 2017. The effective tax rate for the first two quarters of 2018 reflects changes made by the Tax Act, which enabled the Company to release a portion of the previously recorded valuation allowance as a benefit from income tax. The effective tax rate for the first two quarters of 2017 is primarily related to disallowed tax amortization on indefinite-lived intangibles. For the remainder of fiscal 2018, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Liquidity and Capital Resources
Summary of Cash Flows
Historically, our primary sources of liquidity and cash flows were operating cash flows and borrowings on our revolving line of credit. In the first quarter of 2017 we determined that we needed additional sources of liquidity in order to pursue our operational strategies and fund obligations such as the liabilities to landlords from the termination of our leases for the restaurants closed in the first quarter of 2017, fees to be paid to our real estate advisor and brokers related to such terminations and other costs of closing restaurants, including severance for terminated employees (“Restaurant Closing Liabilities”) and estimated losses associated with claims and anticipated claims by payment card companies for non-ordinary course operating expenses, card issuer losses and card replacement costs for which we expected to be liable (the “Data Breach Liabilities”). We completed two private placement transactions for aggregate gross proceeds to us of $50.0 million in the first quarter of 2017 to provide us with additional liquidity.
We have historically used cash to fund capital expenditures for new restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital; however, due to our anticipated modest unit growth, cash required for new restaurant openings has been correspondingly reduced. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have up to 30 days to pay our vendors. We believe that expected cash flow from operations and existing borrowing capacity under our credit facility are adequate to fund debt service requirements, operating lease obligations, capital expenditures, the remaining estimated Restaurant Closing Liabilities and working capital obligations for the remainder of fiscal year 2018. There are no material changes in the Company’s contractual obligations that are outside the ordinary course of business.
Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Two Fiscal Quarters Ended
	July 3, 2018	July 4, 2017
Net cash provided by (used in) operating activities	$2,837	$(8,231)
Net cash used in investing activities	(7,051)	(12,213)
Net cash provided by financing activities	4,493	21,763
Effect of exchange rate changes on cash	$—	$2
Net increase in cash and cash equivalents	$279	$1,321

Operating Activities
Net cash provided by operating activities was $2.8 million for the first two quarters of 2018, as compared to net cash used in operating activities of $8.2 million for the first two quarters of 2017. The improvement in operating cash flows resulted primarily from the lower net loss during the first two quarters of 2018 as compared to the first two quarters of 2017, payments made in the first two quarters of 2017 for the termination of leases related to closed restaurants of $7.1 million, a litigation settlement of $2.6 million and for the Data Breach Liabilities of $4.0 million, as well as other working capital changes due to timing. Payments for the termination of leases related to closed restaurants in the first two quarters of 2018 were $2.1 million.
Investing Activities
Net cash flows used in investing activities in the first two quarters of 2018 decreased $5.2 million compared to the first two quarters of 2017, primarily due to the reduction in new restaurant development during the first two quarters of 2018 compared to the same period of 2017. Both periods include reinvestment in existing restaurants and investments in technology.
Financing Activities
Net cash provided by financing activities in the two quarters of 2018 decreased $17.3 million compared to the two quarters of 2017. The decrease in net cash provided by financing activities is primarily due to the net proceeds received from the private placement transactions that occurred during the first two quarters of 2017, net of repayments on long-term debt.
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
We estimate capital expenditures for the remainder of 2018 to be approximately $6.0 million to $9.0 million for a total of approximately $13.0 million to $16.0 million for the fiscal year. We expect such capital expenditures to be funded by a combination of cash from operations and borrowings under our revolving credit facility.
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
Liquidity. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for the next twelve months. We expect to pay approximately $5.0 million to $8.0 million for the termination of leases related to closed restaurants, including related fees and expenses over the next three to six months. Additionally, the final assessment for Data Breach Liabilities in the amount of $11.0 million, was paid early in the third quarter of 2018.
Credit Facility
On May 9, 2018, we entered into the 2018 Credit Facility which consists of a term loan facility in an aggregate principal amount of $25.0 million and a revolving line of credit of $65.0 million (which may be increased to $75.0 million), which includes a letter of credit subfacility in the amount of $15.0 million and a swingline subfacility in the amount of $10.0 million. The 2018 Credit Facility has a four-year term and matures on May 9, 2022.
Upon execution of the 2018 Credit Facility, we repaid in full our outstanding indebtedness under our Prior Credit Facility using funds drawn on our 2018 Credit Facility. Upon repayment, the Prior Credit Facility and all related agreements were terminated.
As of July 3, 2018, we had $65.2 million of indebtedness and $3.8 million of letters of credit outstanding under our 2018 Credit Facility. The term loan requires principal payments of $156,250 per quarter starting in the second quarter of 2018 through the first quarter of 2019, $187,500 per quarter through the first quarter of 2020, $375,000 per quarter through the first quarter of 2021, and $531,250 per quarter through maturity in the second quarter of 2022.

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
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of July 3, 2018.

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
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of July 3, 2018, we had $65.2 million of indebtedness under our revolving line of credit and term loan. An increase or decrease of 1.0% in the effective interest rate applied on this loan would have resulted in a pre-tax interest expense fluctuation of approximately $0.7 million on an annualized basis.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage requirements directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that has affected our results from 2015 through the first two quarters of 2018. We expect wage inflation to continue to affect our results in the near future.

Item 4. Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2018, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
Delaware Gift Card Litigation
As previously disclosed in prior reports filed with the SEC, we were named as a defendant in an action filed in the Superior Court of Delaware in New Castle County (the “Court”), entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The case was filed under seal in June 2013 and was unsealed on March 26, 2014. The complaint in this case alleged that a number of large retailers and restaurant companies, including us, knowingly refused to fulfill obligations under Delaware’s Abandoned Property Law by failing to report and deliver “unclaimed gift card funds” to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint sought an order that the Company cease and desist from violating the Delaware Abandoned Property Law, monetary damages (including treble damages under the False Claims and Reporting Act), penalties and attorneys’ fees and costs. In 2015 we recorded a loss contingency accrual based on a reasonable estimate of the probable losses that might arise from this matter; this loss contingency accrual did not have a material effect on our results of operations. On July 3, 2018, a settlement was reached in this matter, subject to execution of a definitive settlement agreement, which will dispose of all pending claims included in the litigation. Our results of operations for the second quarter of 2018 include a charge of $0.3 million for our liability under this settlement. We also recorded a loss contingency accrual based on a reasonable estimate of the probable losses that may arise under Delaware’s Abandoned Property Law in resolving claims for unclaimed gift card funds for the years 2011, 2012 and 2013, which were not included as part of the litigation.

Other Matters
In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of July 3, 2018. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended January 2, 2018.  There have been no material changes to our Risk Factors as previously reported.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Form of Performance Restricted Stock Unit Agreement
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen Chief Executive Officer and Principal Financial Officer
Date	July 19, 2018