Form 10-Q
period 2018-10-02
NOODLES & Co
filed 2018-10-23
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2018
Class A Common Stock, $0.01 par value per share	43,922,066 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	October 2, 2018	January 2, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,918	$3,361
Accounts receivable	1,959	2,434
Inventories	9,897	9,929
Prepaid expenses and other assets	6,704	6,258
Income tax receivable	122	76
Total current assets	20,600	22,058
Property and equipment, net	141,375	152,593
Goodwill	6,400	6,400
Intangibles, net	1,384	1,565
Other assets, net	2,573	2,617
Total long-term assets	151,732	163,175
Total assets	$172,332	$185,233
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,294	$10,929
Accrued payroll and benefits	9,851	11,719
Accrued expenses and other current liabilities	12,292	21,221
Current portion of long-term debt	688	—
Total current liabilities	30,125	43,869
Long-term debt, net	47,097	57,624
Deferred rent	37,592	38,872
Deferred tax liabilities, net	153	416
Other long-term liabilities	5,390	8,591
Total liabilities	120,357	149,372

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of October 2, 2018 and January 2, 2018; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of October 2, 2018 and January 2, 2018; 46,340,013 issued and 43,916,142 outstanding as of October 2, 2018 and 43,550,329 issued and 41,126,458 outstanding as of January 2, 2018	463	436
Treasury stock, at cost, 2,423,871 shares as of October 2, 2018 and January 2, 2018	(35,000)	(35,000)
Additional paid-in capital	197,666	171,613
Accumulated deficit	(111,154)	(101,188)
Total stockholders’ equity	51,975	35,861
Total liabilities and stockholders’ equity	$172,332	$185,233
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 2, 2018	October 3, 2017	October 2, 2018	October 3, 2017
Revenue:
Restaurant revenue	$115,552	$113,020	$341,616	$340,175
Franchising royalties and fees	1,175	1,191	3,032	3,543
Total revenue	116,727	114,211	344,648	343,718
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,617	29,955	90,962	91,640
Labor	37,738	36,897	112,353	112,921
Occupancy	12,035	12,709	37,155	39,340
Other restaurant operating costs	16,224	15,811	49,997	49,152
General and administrative	10,399	9,807	35,480	29,866
Depreciation and amortization	5,790	6,183	17,407	18,729
Pre-opening	—	69	50	860
Restaurant impairments, closure costs and asset disposals	1,792	10,263	5,952	35,147
Total costs and expenses	114,595	121,694	349,356	377,655
Income (loss) from operations	2,132	(7,483)	(4,708)	(33,937)
Loss on extinguishment of debt	—	—	626	—
Interest expense, net	1,093	893	3,385	2,828
Income (loss) before income taxes	1,039	(8,376)	(8,719)	(36,765)
(Benefit) provision for income taxes	(11)	(41)	(259)	230
Net income (loss)	1,050	(8,335)	(8,460)	(36,995)
Accretion of preferred stock to redemption value	—	—	—	(7,967)
Net income (loss) attributable to common stockholders	$1,050	$(8,335)	$(8,460)	$(44,962)
Earnings (loss) per share of Class A and Class B common stock, combined:
Basic	$0.02	$(0.20)	$(0.20)	$(1.23)
Diluted	$0.02	$(0.20)	$(0.20)	$(1.23)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	43,094,524	41,109,827	41,798,640	36,639,382
Diluted	44,829,363	41,109,827	41,798,640	36,639,382

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 2, 2018	October 3, 2017	October 2, 2018	October 3, 2017
Net income (loss)	$1,050	$(8,335)	$(8,460)	$(36,995)
Other comprehensive loss:
Foreign currency translation adjustments	—	(11)	—	(20)
Other comprehensive loss	—	(11)	—	(20)
Comprehensive income (loss)	$1,050	$(8,346)	$(8,460)	$(37,015)

 See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Fiscal Quarters Ended
	October 2, 2018	October 3, 2017
Operating activities
Net loss	$(8,460)	$(36,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,407	18,729
Deferred income taxes	(263)	230
Restaurant impairments, closure costs and asset disposals	5,289	28,867
Loss on extinguishment of debt	626	—
Amortization of debt issuance costs	484	288
Stock-based compensation	2,232	1,193
Gain on insurance proceeds received for property damage	(373)	—
Changes in operating assets and liabilities:
Accounts receivable	489	3,142
Inventories	(647)	(358)
Prepaid expenses and other assets	(402)	(460)
Accounts payable	(2,172)	(1,093)
Deferred rent	(1,278)	1,517
Income taxes	(46)	158
Accrued expenses and other liabilities	(17,754)	(22,147)
Net cash used in operating activities	(4,868)	(6,929)
Investing activities
Purchases of property and equipment	(9,937)	(17,468)
Insurance proceeds received for property damage	500	—
Net cash used in investing activities	(9,437)	(17,468)
Financing activities
Net (payments) borrowings from swing line loan	(101)	6,042
Proceeds from issuance of long-term debt	74,889	10,532
Payments on long-term debt	(84,030)	(37,015)
Issuance of preferred stock and common stock warrants, net of transaction expenses (see Note 9)	—	16,589
Issuance of common stock, net of transaction expenses (see Note 9)	23,157	29,110
Proceeds from exercise of stock options and employee stock purchase plan	654	56
Debt issuance costs	(1,707)	(662)
Net cash provided by financing activities	12,862	24,652
Effect of exchange rate changes on cash	—	(4)
Net (decrease) increase in cash and cash equivalents	(1,443)	251
Cash and cash equivalents
Beginning of period	3,361	1,837
End of period	$1,918	$2,088

See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation
Business
Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of October 2, 2018, the Company had 401 company-owned restaurants and 65 franchise restaurants in 29 states and the District of Columbia. The Company operates its business as one operating and reportable segment.
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
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2018, which ends on January 1, 2019, and fiscal year 2017, which ended on January 2, 2018, both contain 52 weeks. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. The Company’s fiscal quarter that ended October 2, 2018 is referred to as the third quarter of 2018, and the fiscal quarter ended October 3, 2017 is referred to as the third quarter of 2017.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This pronouncement requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. Additionally, the new lease guidance requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, while for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This pronouncement will be effective for interim and annual periods beginning after December 15, 2018 (the Company’s first quarter of fiscal 2019). There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. In July 2018, the FASB issued ASU 2018-11 which provided either a modified retrospective transition approach with application in all comparative periods presented, or an alternative transition method, which permits a company to use its effective date as the date of initial application without restating comparative period financial statements. The Company anticipates implementing the standard by taking advantage of the alternative transition method and will apply the transition approach as of the beginning of the period of adoption and will not be restating comparative periods.
The Company believes the adoption of this lease guidance will have a significant impact on its consolidated balance sheets by significantly increasing its non-current assets and non-current liabilities in order to record the right of use assets and related lease liabilities for its existing operating leases. The Company is assessing the impact of the standard to our accounting policies, processes, and internal control over financial reporting and we are implementing necessary upgrades to our existing lease system. The

Company is still evaluating the impact the adoption of this accounting standard will have on its results of operations and cash flows and related disclosures.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or the modified retrospective transition method.

The Company adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of these standards did not have a material impact on the Company’s Condensed Consolidated Statements of Operations in the third quarter of 2018 or the first three quarters of 2018. The primary impact of adoption was the enhancement of the Company’s disclosures related to contracts with customers and revenue recognized from those performance obligations, which includes revenue related to initial fees charged to franchisees and revenue recognized related to gift cards. See disclosure in Note 11, Revenue Recognition.

2. Supplemental Financial Information
Property and equipment, net, consists of the following (in thousands):

	October 2, 2018	January 2, 2018
Leasehold improvements	$199,056	$199,211
Furniture, fixtures and equipment	122,036	120,234
Construction in progress	2,024	2,592
	323,116	322,037
Accumulated depreciation and amortization	(181,741)	(169,444)
	$141,375	$152,593

Accrued expenses and other current liabilities consist of the following (in thousands):

	October 2, 2018	January 2, 2018
Gift card liability	$2,520	$4,078
Occupancy related	3,993	3,733
Utilities	1,603	1,705
Data breach liabilities	—	7,605
Other accrued expenses	4,176	4,100
	$12,292	$21,221

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
As of October 2, 2018, the Company had $49.6 million of indebtedness and $3.8 million of letters of credit outstanding under the 2018 Credit Facility. The term loan requires principal payments of $156,250 per quarter starting in the second quarter of 2018 through the first quarter of 2019, $187,500 per quarter through the first quarter of 2020, $375,000 per quarter through the first quarter of 2021, and $531,250 per quarter through maturity in the second quarter of 2022.
Aggregate maturities for debt outstanding as of October 2, 2018 are as follows (in thousands):

Year 1	$688
Year 2	1,125
Year 3	1,813
Year 4	45,951
Total	$49,577

The Company’s outstanding indebtedness bore interest at rates between 4.95% to 7.25% during the first three quarters of 2018.
The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of October 2, 2018.
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

4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate their fair values due to their short-term nature. The carrying amounts of borrowings under the credit facility approximate fair value as the line of credit and term borrowings vary with market interest rates and negotiated terms and conditions are consistent with current market rates. The fair value of the Company’s line of credit and term loan borrowings are measured using Level 2 inputs.

Adjustments to the fair value of non-financial assets measured at fair value on a non-recurring basis as of October 2, 2018 and October 3, 2017 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes
The following table presents the Company’s (benefit) provision for income taxes (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 2, 2018	October 3, 2017	October 2, 2018	October 3, 2017
(Benefit) provision for income taxes	$(11)	$(41)	$(259)	$230
Effective tax rate	(1.1)%	0.5%	3.0%	(0.6)%

The effective tax rates for the third quarter of 2018 and the first three quarters of 2018 reflect changes made by the Tax Cuts and Jobs Act (“Tax Act”), which was signed into law in December 2017. The primary change from the Tax Act that impacts fiscal 2018 is related to an indefinite carry forward for federal and conforming states’ net operating losses, which enabled the Company to release a portion of the previously recorded valuation allowance. For the remainder of fiscal 2018, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the remaining valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

The Company is applying guidance provided by SEC Staff Accounting Bulletin No. 118, which is codified as Accounting Standards Update 2018-05 - Income Taxes (“ASU 2018-05”), in reporting the tax provision for the third quarter of 2018. This ASU 2018-05 applies in situations where the Company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. While the amount recorded for the third quarter of 2018 is provisional, the Company expects that any material changes required by the Tax Act will be offset by the valuation allowance. The Company did not finalize any previously reported provisional impact from the Tax Act and will continue its analysis to determine if any adjustments are required to be made during the measurement period provided by ASU 2018-05.

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
The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 2, 2018	October 3, 2017	October 2, 2018	October 3, 2017
Stock-based compensation expense	$640	$248	$2,232	$1,193
Capitalized stock-based compensation expense	$12	$44	$37	$145

7. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 2, 2018	October 3, 2017	October 2, 2018	October 3, 2017
Restaurant impairments (1)	$314	$9,080	$1,231	$15,053
Closure costs (1)	1,488	779	3,561	19,194
(Gain) loss on disposal of assets and other (2)	(10)	404	1,160	900
	$1,792	$10,263	$5,952	$35,147

_____________________________

(1)	Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.

(2)	The third quarter of 2018 and the first three quarters of 2018 include a $0.4 million gain from insurance proceeds received for property damage in excess of the loss recognized.
During the third quarter of 2018, there were no restaurants identified as impaired, compared to 18 restaurant impairments during the third quarter of 2017. During the first three quarters of 2018, one restaurant was identified as impaired compared to 31 restaurant impairments during the first three quarters of 2017. Impairment is based on management’s current assessment of the expected future cash flows of a restaurant based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and is determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value.
The closure costs of $1.5 million recognized during the third quarter of 2018 and $3.6 million during the first three quarters of 2018 are related to the three restaurants closed in the third quarter of 2018 and 12 restaurants closed in the first three quarters of 2018, most of which were approaching the expiration of their leases, as well as ongoing costs from restaurants closed in previous years. These ongoing costs include adjustments to the liabilities to landlords as lease terminations occur. The closure costs of $0.8 million recognized during the third quarter of 2017 and $19.2 million during the first three quarters of 2017 are related to the 55 restaurants closed during the first quarter of 2017, as well as ongoing costs of restaurants closed in the fourth quarter of 2015. Additionally, the $19.2 million of closure costs recognized during the first three quarters of 2017 is net of a gain of $3.6 million which was primarily due to adjustments to the liabilities to landlords as lease terminations occurred for 27 of the 55 restaurants closed during the first quarter of 2017. These expenses are included in the “Restaurant impairments, closure costs and asset disposals” line in the Condensed Consolidated Statements of Operations.

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
The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 2, 2018	October 3, 2017	October 2, 2018	October 3, 2017
Net income (loss) attributable to common stockholders	$1,050	$(8,335)	$(8,460)	$(44,962)
Shares:
Basic weighted average shares outstanding	43,094,524	41,109,827	41,798,640	36,639,382
Effect of dilutive securities	1,734,839	—	—	—
Diluted weighted average shares outstanding	44,829,363	41,109,827	41,798,640	36,639,382
Earnings (loss) per share:
Basic earnings (loss) per share	$0.02	$(0.20)	$(0.20)	$(1.23)
Diluted earnings (loss) per share	$0.02	$(0.20)	$(0.20)	$(1.23)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings (loss) per share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss. Shares issuable on the vesting or exercise of share based awards or exercise of outstanding warrants, and the shares underlying the 18,500 shares of convertible preferred stock outstanding in the first quarter of 2017, were excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. The number of such shares totaled 176,325 and 4,575,537 for the third quarters of 2018 and 2017, respectively, and totaled 2,758,848 and 7,031,639 for the first three quarters of 2018 and 2017, respectively.

9. Stockholders’ Equity
Public Offering of Class A Common Stock
On July 31, 2018, the Company sold 2,500,000 shares of its Class A common stock at a public offering price of $10.00 per share. The shares offered were registered pursuant to a registration statement that the Company filed with the Securities and Exchange Commission (the “SEC”). The Company received net proceeds of $23.8 million, after deducting the underwriting discounts and commissions. The Company also incurred $0.6 million of transaction expenses related to the public offering. The proceeds of the offering were used by the Company to pay down borrowings under the 2018 Credit Facility and fund working capital obligations.

Securities Purchase Agreement with L Catterton
On February 8, 2017, the Company entered into a securities purchase agreement with L Catterton, pursuant to which the Company agreed, in return for aggregate gross proceeds of $18.5 million, to sell to L Catterton an aggregate of 18,500 shares of preferred stock convertible into 4,252,873 shares of the Company’s Class A common stock, par value $0.01 per share (“Class A common stock”), at a price per share of $1,000, plus warrants exercisable for five years beginning six months following their issuance for the purchase of 1,913,793 shares of the Company’s Class A common stock, at a price per share of $4.35 (such transactions, collectively, the “private placement”). The funding of the private placement occurred on February 9, 2017 and the net proceeds from the transaction were $16.6 million during the first three quarters of 2017, after $1.9 million of transaction expenses.
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
At the conversion date, all unamortized discounts were recognized immediately as a deemed dividend, which increased the net loss attributable to common stockholders. The amortized discount, which was treated in the same manner as dividends, was $8.0 million for the first three quarters of 2017.
Securities Purchase Agreement with Mill Road Capital
On March 13, 2017, the Company entered into a securities purchase agreement with Mill Road Capital II, L.P. (“Mill Road”), pursuant to which the Company agreed, in return for aggregate gross proceeds of $31.5 million, to issue to Mill Road an aggregate of 8,873,240 shares of its Class A common stock at a price per share of $3.55, which was equal to the closing sale price for the Company’s Class A common stock on March 10, 2017. On April 3, 2017, such shares were issued and the funding of the private placement occurred. The net proceeds from the transaction were $29.1 million during the first three quarters of 2017, after $2.4 million of transaction expenses.
Conversion of Argentia Class B Common Stock
On May 24, 2018, Argentia Private Investments Inc. (“Argentia”) converted 1,522,098 shares of the Company’s Class B common stock, par value $0.01, it owned into the same number of shares of the Company’s Class A common stock. The rights of the holders of the Company’s Class A common stock and Class B common stock are identical in all respects, except that Class B common stock does not vote on the election or removal of directors. As a result of the conversion, no shares of the Company’s Class B common stock are outstanding.

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the three quarters ended October 2, 2018 and October 3, 2017 (in thousands):

	October 2, 2018	October 3, 2017
Interest paid (net of amounts capitalized)	$3,006	$3,028
Income taxes paid (refunded)	49	(158)
Changes in purchases of property and equipment accrued in accounts payable, net	(1,346)	(2,144)
Conversion of Series A convertible preferred stock to common stock	—	18,500

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
Gift Cards
The Company sells gift cards which do not have an expiration date, and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company has determined that approximately 8% of gift cards will not be redeemed and recognizes gift card breakage ratably over the estimated redemption period of the gift card, which is approximately 18 months. Gift card liability balances are typically highest at the end of each calendar year following increased gift card purchases during the holiday season. The adoption of Topic 606 did not have an impact on the Company’s recognition of revenue from gift cards, including the recognition of gift card breakage, as the new standard requires the use of the “proportionate” method for recognizing breakage, which the Company has historically utilized.
As of October 2, 2018 and January 2, 2018, the current portion of the gift card liability, $2.5 million and $4.1 million, respectively, is included in accrued expenses and other current liabilities, and the long-term portion, $0.3 million and $0.4 million, respectively, is included in other long-term liabilities in the Consolidated Balance Sheets.
Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $4.4 million and $4.1 million for the first three quarters of 2018 and 2017, respectively.
The revenue recognized from gift cards for the first three quarters of 2018 includes $0.3 million of gift card breakage that resulted from a change in the estimate for gift card unredeemed balances for the years 2014 and after. This change in estimate was a result of the Delaware Gift Card Litigation settlement in the second quarter of 2018 (see Note 12, Commitments and Contingencies).
Franchise Fees
Royalties from franchise restaurants are based on a percentage of restaurant revenues and are recognized in the period the related franchised restaurants’ sales occur. Development fees and franchise fees, portions of which are collected in advance, are nonrefundable and are recognized in income ratably over the term of the related franchise agreement or recognized upon the termination of the agreement between the Company and the franchisee. The adoption of Topic 606 impacted the Company’s accounting for initial fees charged to franchisees. In the past, the Company recognized initial franchise fees when all material services or conditions relating to the sale of the franchise had been substantially performed or satisfied by the Company, which was generally when a new franchise restaurant opened. In accordance with the new guidance, the Company has determined that the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement and should be treated as a single performance obligation. Therefore, initial fees received from franchisees will be recognized as revenue over the term of each respective franchise agreement, which is typically 20 years.

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
The Company recognized revenue of $0.1 million during the first three quarters of 2018 related to initial fees from franchisees that were included in the contract liability balance at the beginning of the year. This amount included fees recognized upon the termination of one franchise restaurant agreement in the first quarter of 2018. The Company expects to recognize approximately $0.1 million each fiscal year through fiscal 2022 and approximately $0.9 million thereafter related to performance obligations that are unsatisfied as of October 2, 2018.

12. Commitments and Contingencies
Data Security Incident
On June 28, 2016, the Company announced that a data security incident compromised the security of the payment information of some customers who used debit or credit cards at certain Noodles & Company locations between January 31, 2016 and June 2, 2016. The malware involved in the incident has been removed, and the Company believes that it no longer poses a risk to credit or debit cards currently being used at affected locations. In the fourth quarter of 2016, the Company recorded a charge of $10.6 million for estimated losses, net of $1.0 million of insurance coverage, at the low end of an estimated range, associated with claims and anticipated claims by payment card companies for non-ordinary course operating expenses, card issuer losses and card replacement costs for which it expected to be liable (the “Data Breach Liabilities”). On June 7, 2018, the Company received the final assessment from the third of the three payment card companies to which it expected to owe Data Breach Liabilities. This assessment was $11.0 million. During the first three quarters of 2018, when the final assessment was received, the Company’s recorded a charge of $3.4 million to increase its accrual to cover this final assessment amount (which was within the range disclosed in prior reports filed with the SEC). The assessment was paid early in the third quarter of 2018 and there are no further obligations for Data Breach Liabilities outstanding.

Delaware Gift Card Litigation
As previously disclosed in prior reports filed with the SEC, the Company was named as a defendant in an action filed in the Superior Court of Delaware in New Castle County, entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The complaint in this case alleged that a number of large retailers and restaurant companies, including the Company, knowingly refused to fulfill obligations under Delaware’s Abandoned Property Law by failing to report and deliver “unclaimed gift card funds” to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint sought an order that the Company cease and desist from violating the Delaware Abandoned Property Law, monetary damages (including treble damages under the False Claims and Reporting Act), penalties and attorneys’ fees and costs. In 2015 the Company recorded a loss contingency accrual based on a reasonable estimate of the probable losses that might arise from this matter; this loss contingency accrual did not have a material effect on the Company’s results of operations. On July 3, 2018, a settlement was reached in this matter and a definitive settlement agreement was subsequently executed, disposing of all pending claims included in the litigation. The Company’s results of operations for the first three quarters of 2018 included a charge of $0.3 million for the Company’s liability under this settlement. The settlement was paid in the third quarter of 2018. The Company also recorded a loss contingency accrual based on a reasonable estimate of the probable losses that may arise under Delaware’s Abandoned Property Law in resolving claims for unclaimed gift card funds for the years 2011, 2012 and 2013, which were not included as part of the litigation.
Other Matters
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of October 2, 2018. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

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

EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization, restaurant impairments, closure costs and asset disposals, certain litigation settlements, data breach assessments, non-recurring registration and related transaction costs, loss on extinguishment of debt, severance costs and stock-based compensation.
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
Recent Trends, Risks and Uncertainties
Comparable Restaurant Sales. In the third quarter of 2018, comparable restaurant sales increased 5.5% system-wide, increased 5.2% for company-owned restaurants, and increased 7.6% for franchise restaurants. Comparable restaurant sales growth was driven primarily by an increase in traffic related to successful implementation of recent operational and brand initiatives, as well as a modest price increase across our product offering, partially offset by the shift in the timing of the 4th of July holiday based on our fiscal quarter, which shift resulted in a reduction in comparable restaurant sales of approximately 50 basis points (“bps”).
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
Restaurant Development. We have reduced our rate of company-owned restaurant unit growth, this resulted in our revenue growing at a slower rate than would be expected if our unit growth rate continued at the historical rate. New restaurants have historically contributed substantially to our revenue growth. In the first three quarters of 2018, we opened one company-owned restaurant. We currently do not intend to open any additional restaurants in 2018. As of October 2, 2018, we had 401 company-owned restaurants and 65 franchise restaurants in 29 states and the District of Columbia.
Given recent improvement in performance, we are currently pursuing a disciplined development pipeline to execute a modest new unit growth rate in 2019 and 2020.

Certain Restaurant Closures. We closed 55 restaurants in the first quarter of 2017. These restaurants significantly underperformed our restaurant averages, as measured by AUVs, restaurant contribution margin and cash flow. Closing these restaurants has favorably affected our restaurant contribution, restaurant contribution margin, adjusted EBITDA, adjusted EBITDA margin and net income. Additionally, we closed 12 company-owned restaurants in the first three quarters of 2018, most of which were approaching the expiration of their leases. We currently do not anticipate significant restaurant closures for the foreseeable future; however, we may continue to close certain restaurants at, or near, the expiration of their leases.

Results of Operations
The following table presents a reconciliation of net income (loss) to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 2, 2018	October 3, 2017	October 2, 2018	October 3, 2017
	(in thousands, unaudited)
Net income (loss)	$1,050	$(8,335)	$(8,460)	$(36,995)
Depreciation and amortization	5,790	6,183	17,407	18,729
Interest expense, net	1,093	893	3,385	2,828
(Benefit) provision for income taxes	(11)	(41)	(259)	230
EBITDA	$7,922	$(1,300)	$12,073	$(15,208)
Restaurant impairments, closure costs and asset disposals (1)	1,792	10,263	5,952	35,147
Litigation settlements and data breach assessments (2)	—	—	3,796	(421)
Fees and costs related to registration statements and related transactions (3)	—	—	53	679
Loss on extinguishment of debt (4)	—	—	626	—
Severance costs (5)	—	248	278	580
Stock-based compensation expense	640	248	2,232	1,193
Adjusted EBITDA	$10,354	$9,459	$25,010	$21,970
_____________________

(1)
Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. Additionally, the first three quarters of 2018 includes closure costs of the 12 restaurants closed in the first three quarters of 2018 and the impairment of one restaurant, and the first three quarters of 2017 includes the closure costs related to the 55 restaurants closed in the first quarter of 2017 and the impairment of 31 restaurants. The third quarter of 2018 and the first three quarters of 2018 also include a $0.4 million gain from insurance proceeds received for property damage in excess of the loss recognized. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

(2)
The first three quarters of 2018 includes a charge of $3.4 million for the final assessment related to data breach liabilities, and a $0.3 million charge for a litigation settlement related to the Delaware gift card matter. The first three quarters of 2017 includes a gain on an employment-related litigation settlement due to final settlement being less than what the Company had previously accrued.

(3)
The first three quarters of 2018 includes expenses related to the registration statement the Company filed in the second quarter of 2018. The first three quarters of 2017 includes expenses related to the registration statement the Company filed in the first quarter of 2017, which registration statement was later withdrawn.

(4)
The first three quarters of 2018 includes the loss on extinguishment of debt which resulted from writing off the remaining unamortized balance of debt issuance costs related to the prior credit facility when it was repaid in full in the second quarter of 2018.

(5)	The first three quarters of 2018 and 2017 include severance costs from departmental structural changes.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 2, 2018	October 3, 2017	October 2, 2018	October 3, 2017
Company-Owned Restaurant Activity
Beginning of period	404	413	412	457
Openings	—	—	1	11
Closures	(3)	—	(12)	(55)
Restaurants at end of period	401	413	401	413
Franchise Restaurant Activity
Beginning of period	65	73	66	75
Openings	—	1	—	3
Closures	—	(8)	(1)	(12)
Restaurants at end of period	65	66	65	66
Total restaurants	466	479	466	479

Statement of Operations as a Percentage of Revenue
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 2, 2018	October 3, 2017	October 2, 2018	October 3, 2017
Revenue:
Restaurant revenue	99.0%	99.0%	99.1%	99.0%
Franchising royalties and fees	1.0%	1.0%	0.9%	1.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below): (1)
Cost of sales	26.5%	26.5%	26.6%	26.9%
Labor	32.7%	32.6%	32.9%	33.2%
Occupancy	10.4%	11.2%	10.9%	11.6%
Other restaurant operating costs	14.0%	14.0%	14.6%	14.4%
General and administrative	8.9%	8.6%	10.3%	8.7%
Depreciation and amortization	5.0%	5.4%	5.1%	5.4%
Pre-opening	—%	0.1%	—%	0.3%
Restaurant impairments, closure costs and asset disposals	1.5%	9.0%	1.7%	10.2%
Total costs and expenses	98.2%	106.6%	101.4%	109.9%
Income (loss) from operations	1.8%	(6.6)%	(1.4)%	(9.9)%
Loss on extinguishment of debt	—%	—%	0.2%	—%
Interest expense, net	0.9%	0.8%	1.0%	0.8%
Income (loss) before income taxes	0.9%	(7.3)%	(2.5)%	(10.7)%
(Benefit) provision for income taxes	—%	—%	(0.1)%	0.1%
Net income (loss)	0.9%	(7.3)%	(2.5)%	(10.8)%
_____________________________

(1)	As a percentage of restaurant revenue.

Third Quarter Ended October 2, 2018 Compared to Third Quarter Ended October 3, 2017
The table below presents our unaudited operating results for the third quarters of 2018 and 2017, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	October 2, 2018	October 3, 2017	$	%

	(in thousands)
Revenue:
Restaurant revenue	$115,552	$113,020	$2,532	2.2%
Franchising royalties and fees	1,175	1,191	(16)	(1.3)%
Total revenue	116,727	114,211	2,516	2.2%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,617	29,955	662	2.2%
Labor	37,738	36,897	841	2.3%
Occupancy	12,035	12,709	(674)	(5.3)%
Other restaurant operating costs	16,224	15,811	413	2.6%
General and administrative	10,399	9,807	592	6.0%
Depreciation and amortization	5,790	6,183	(393)	(6.4)%
Pre-opening	—	69	(69)	(100.0)%
Restaurant impairments, asset disposals and closure costs	1,792	10,263	(8,471)	(82.5)%
Total costs and expenses	114,595	121,694	(7,099)	(5.8)%
Income (loss) from operations	2,132	(7,483)	9,615	*
Interest expense, net	1,093	893	200	22.4%
Income (loss) before income taxes	1,039	(8,376)	9,415	*
Benefit from income taxes	(11)	(41)	30	(73.2)%
Net income (loss)	$1,050	$(8,335)	$9,385	*
Company-owned:
Average unit volumes	$1,107	$1,066	$41	3.8%
Comparable restaurant sales	5.2%	(3.8)%
________________

*	Not meaningful.
Revenue
Total revenue increased $2.5 million in the third quarter of 2018, or 2.2%, to $116.7 million, compared to $114.2 million in the third quarter of 2017. This increase was primarily due to the increase in comparable restaurant sales, partially offset by the impact of restaurants closed since the third quarter of 2017, most of which were approaching the expiration of their leases.
AUVs increased $41,000 compared to the prior year. AUVs for the trailing twelve months were $1,107,000.
Comparable restaurant sales increased by 5.2% at company-owned restaurants, increased by 7.6% at franchise-owned restaurants and increased by 5.5% system-wide in the third quarter of 2018. Comparable restaurant sales growth was driven primarily by an increase in traffic related to successful implementation of recent operational and brand initiatives, as well as a modest price increase across our product offering, partially offset by the shift in the timing of the 4th of July holiday based on our fiscal quarter, which shift resulted in a reduction in comparable restaurant sales of approximately 50 bps.

Cost of Sales
Cost of sales increased by $0.7 million, or 2.2%, in the third quarter of 2018 compared to the same period of 2017, due primarily to the increase in restaurant revenue in the third quarter of 2018. As a percentage of restaurant revenue, cost of sales remained flat at 26.5% in the third quarter of 2018 compared to the third quarter of 2017 as increased promotional activity and the nationwide launch of zucchini noodles, which have a higher cost of goods sold than the balance of our menu offerings, were offset by supply chain initiatives.
Labor Costs
Labor costs increased by $0.8 million, or 2.3%, in the third quarter of 2018 compared to the same period of 2017, due primarily to the increase in restaurant revenue in the third quarter of 2018. As a percentage of restaurant revenue, labor costs increased to 32.7% in the third quarter of 2018 from 32.6% in the third quarter of 2017. The nominal increase as a percentage of restaurant revenue was driven by wage inflation and increased incentive compensation, almost completely offset by the benefit of labor savings initiatives and leverage on higher AUVs.
Occupancy Costs
Occupancy costs decreased by $0.7 million, or 5.3%, in the third quarter of 2018 compared to the third quarter of 2017, due primarily to the impact of restaurants closed since the third quarter of 2017. As a percentage of revenue, occupancy costs decreased to 10.4% in the third quarter of 2018, compared to 11.2% in the third quarter of 2017 due to leverage on higher AUVs.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $0.4 million, or 2.6%, in the third quarter of 2018 compared to the third quarter of 2017, due primarily to expenses associated with marketing, culinary and off-premise initiatives. As a percentage of restaurant revenue, other restaurant operating costs were 14.0% in both the third quarters of 2018 and 2017, as expenses associated with the above mentioned initiatives were offset by leverage on higher AUVs.
General and Administrative Expense
General and administrative expense increased by $0.6 million, or 6.0%, in the third quarter of 2018 compared to the third quarter of 2017, primarily due to a higher incentive compensation. As a percentage of revenue, general and administrative expense increased to 8.9% in the third quarter of 2018 from 8.6% in the third quarter of 2017.
Depreciation and Amortization
Depreciation and amortization decreased by $0.4 million, or 6.4%, in the third quarter of 2018 compared to the third quarter of 2017, due primarily to restaurants closed or impaired in prior quarters. As a percentage of revenue, depreciation and amortization decreased to 5.0% in the third quarter of 2018 from 5.4% in the third quarter of 2017.
Pre-Opening Costs
Pre-opening costs decreased by $0.1 million in the third quarter of 2018 compared to the third quarter of 2017. The decrease in pre-opening costs were due to no restaurants being under construction during the third quarter of 2018.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals decreased by $8.5 million in the third quarter of 2018 compared to the third quarter of 2017, due primarily to the impairment of 18 restaurants in the third quarter of 2017 and no restaurants being impaired in the third quarter of 2018. Additionally, the third quarter of 2018 includes a gain of $0.4 million from the insurance proceeds received for property damage in excess of the loss recognized.
Each quarter we evaluate possible impairment of fixed assets at the restaurant level and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. There can be no assurance that such evaluations will not result in additional impairment costs in future periods.
Interest Expense
Interest expense increased by $0.2 million in the third quarter of 2018 compared to the third quarter of 2017. The increase was the result of an increase in the average interest rate on our credit facility and lower capitalized interest in the third quarter of 2018 compared to the third quarter of 2017.

Benefit from Income Taxes
The effective tax rate was (1.1)% for the third quarter of 2018 compared to 0.5% for the third quarter of 2017. The effective tax rate for the third quarter of 2018 reflects changes made by the Tax Cuts and Jobs Act (“Tax Act”), which enabled us to release a portion of the previously recorded valuation allowance as a benefit from income tax. The effective tax rate for the third quarter of 2017 was primarily related to disallowed tax amortization on indefinite-lived intangibles. For the remainder of fiscal 2018, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain the remaining valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Three Quarters Ended October 2, 2018 Compared to Three Quarters Ended October 3, 2017
The table below presents our unaudited operating results for the first three quarters of 2018 and 2017, and the related period-over-period changes.

	Three Fiscal Quarters Ended		Increase / (Decrease)
	October 2, 2018	October 3, 2017	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$341,616	$340,175	$1,441	0.4%
Franchising royalties and fees	3,032	3,543	(511)	(14.4)%
Total revenue	344,648	343,718	930	0.3%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	90,962	91,640	(678)	(0.7)%
Labor	112,353	112,921	(568)	(0.5)%
Occupancy	37,155	39,340	(2,185)	(5.6)%
Other restaurant operating costs	49,997	49,152	845	1.7%
General and administrative	35,480	29,866	5,614	18.8%
Depreciation and amortization	17,407	18,729	(1,322)	(7.1)%
Pre-opening	50	860	(810)	(94.2)%
Restaurant impairments, asset disposals and closure costs	5,952	35,147	(29,195)	(83.1)%
Total costs and expenses	349,356	377,655	(28,299)	(7.5)%
Loss from operations	(4,708)	(33,937)	29,229	86.1%
Loss on extinguishment of debt	626	—	626	100.0%
Interest expense, net	3,385	2,828	557	19.7%
Loss before income taxes	(8,719)	(36,765)	28,046	76.3%
(Benefit) provision for income taxes	(259)	230	(489)	*
Net loss	$(8,460)	$(36,995)	$28,535	77.1%
Company-owned:
Average unit volumes	$1,107	$1,066	$41	3.8%
Comparable restaurant sales	3.3%	(3.4)%
________________

*	Not meaningful.

Revenue
Total revenue increased by $0.9 million, or 0.3%, in the first three quarters of 2018, to $344.6 million compared to $343.7 million in the same period of 2017. This increase was primarily due to the increase in comparable restaurant sales and additional restaurant openings since the beginning of 2017, partially offset by restaurants closed since the beginning of 2017, including the closing of 55 restaurants in the first quarter of 2017.
Comparable restaurant sales increased by 3.3% at company-owned restaurants, increased by 5.6% at franchise-owned restaurants and increased by 3.6% system-wide in the first three quarters of 2018.
Cost of Sales
Cost of sales decreased by $0.7 million, or 0.7%, in the first three quarters of 2018 compared to the same period of 2017. As a percentage of restaurant revenue, cost of sales decreased to 26.6% in the first three quarters of 2018 from 26.9% in the first three quarters of 2017. The decrease as a percentage of restaurant revenue was primarily due to favorable commodity pricing, partially offset by the nationwide launch of zucchini noodles in the second quarter of 2018, which have a higher cost of goods sold than the balance of our menu offerings.
Labor Costs
Labor costs decreased by $0.6 million, or 0.5%, in the first three quarters of 2018 compared to the same period of 2017. As a percentage of restaurant revenue, labor costs decreased to 32.9% in the first three quarters of 2018 from 33.2% in the first three quarters of 2017. The decrease as a percentage of restaurant revenue was driven by the benefit of closing underperforming restaurants in the first quarter of 2017, labor savings initiatives and leverage on higher AUVs, partially offset by wage inflation.
Occupancy Costs
Occupancy costs decreased by $2.2 million, or 5.6%, in the first three quarters of 2018 compared to the first three quarters of 2017, due primarily to the favorable impact of restaurant closures since the beginning of 2017. As a percentage of revenue, occupancy costs decreased to 10.9% in first three quarters of 2018, compared to 11.6% in the first three quarters of 2017, due to leverage on higher AUVs.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $0.8 million, or 1.7%, in the first three quarters of 2018 compared to the first three quarters of 2017 due to expenses associated with marketing, culinary, and off-premise initiatives. As a percentage of restaurant revenue, other restaurant operating costs increased to 14.6% in the first three quarters of 2018, compared to 14.4% in the first three quarters of 2017, due primarily to expenses associated with the above mentioned initiatives, partially offset by leverage on higher AUVs.
General and Administrative Expense
General and administrative expense increased by $5.6 million, or 18.8%, in the first three quarters of 2018 compared to the first three quarters of 2017, primarily due to a $3.4 million charge for the final assessment related to the Data Breach Liabilities, a $0.3 million charge for a litigation settlement related to the Delaware gift card matter and increased incentive compensation. Additionally, the first three quarters of 2017 included a $0.4 million gain recognized on the employment-related litigation settlement, which was settled in 2016, due to final settlement being less than what we had previously accrued. As a percentage of revenue, general and administrative expense increased to 10.3% in the first three quarters of 2018 compared to 8.7% in the first three quarters of 2017.
Depreciation and Amortization
Depreciation and amortization decreased by $1.3 million, or 7.1%, in the first three quarters of 2018 compared to the first three quarters of 2017, due primarily to restaurants impaired or closed in prior quarters. As a percentage of revenue, depreciation and amortization decreased to 5.1% in the first three quarters of 2018, compared to 5.4% in the first three quarters of 2017.
Pre-Opening Costs
Pre-opening costs decreased by $0.8 million, or 94.2%, in the first three quarters of 2018 compared to the first three quarters of 2017. The decrease in pre-opening costs was due to fewer restaurants under construction compared to the comparable period in the prior year. As a percentage of revenue, pre-opening costs were flat in the first three quarters of 2018 compared to the first three quarters of 2017.

Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals decreased by $29.2 million in the first three quarters of 2018 compared to the first three quarters of 2017. The decrease was primarily due to the closure of 55 restaurants in the first quarter of 2017 and the impairment of 31 restaurants during the first three quarters of 2017, partially offset by $3.6 million of closure costs related to the 12 restaurants closed in the first three quarters of 2018 and the impairment of one restaurant in the first three quarters of 2018. Both periods include ongoing costs of restaurants closed in previous years.
Loss on Extinguishment of Debt
In May 2018, we entered into a credit facility with U.S. Bank National Association (the “2018 Credit Facility”) and repaid in full our outstanding indebtedness with Bank of America, N.A. (the “Prior Credit Facility”) using funds drawn on the 2018 Credit Facility. Upon repayment, the Prior Credit Facility and all related agreements were terminated. As a result, we wrote off the remaining unamortized balance of debt issuance costs related to the Prior Credit Facility and recognized a loss on extinguishment of debt in the amount of $0.6 million in the first three quarters of 2018.
Interest Expense
Interest expense increased by $0.6 million in the first three quarters of 2018 compared to the same period of 2017. The increase was the result of an increase in the average interest rate on our credit facility, higher amortization of debt issuance costs and lower capitalized interest in the first three quarters of 2018 compared to the first three quarters of 2017.
(Benefit) Provision for Income Taxes
The effective tax rate was 3.0% for the first three quarters of 2018 compared to (0.6)% for the first three quarters of 2017. The effective tax rate for the first three quarters of 2018 reflects changes made by the Tax Act, which enabled us to release a portion of the previously recorded valuation allowance as a benefit from income tax. The effective tax rate for the first three quarters of 2017 is primarily related to disallowed tax amortization on indefinite-lived intangibles. For the remainder of fiscal 2018, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Liquidity and Capital Resources
Summary of Cash Flows
Historically, our primary sources of liquidity and cash flows were operating cash flows and borrowings on our revolving line of credit. In the first quarter of 2017 we determined that we needed additional sources of liquidity in order to pursue our operational strategies and fund obligations such as the liabilities to landlords from the termination of our leases for the restaurants closed in the first quarter of 2017, fees to be paid to our real estate advisor and brokers related to such terminations and other costs of closing restaurants, including severance for terminated employees (“Restaurant Closing Liabilities”) and estimated losses associated with claims and anticipated claims by payment card companies for non-ordinary course operating expenses, card issuer losses and card replacement costs for which we expected to be liable (the “Data Breach Liabilities”). We completed two private placement transactions for aggregate gross proceeds to us of $50.0 million in the first quarter of 2017 to provide us with additional liquidity. In the third quarter of 2018, we sold shares of our Class A common stock in a public offering to pay down borrowings under the 2018 Credit Facility and fund working capital obligations, including the payment of the final assessment for Data Breach Liabilities. The net proceeds from the public offering were $23.2 million, after deducting the underwriting discounts and commissions, and net of transaction expenses incurred.
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
Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Three Fiscal Quarters Ended
	October 2, 2018	October 3, 2017
Net cash used in operating activities	$(4,868)	$(6,929)
Net cash used in investing activities	(9,437)	(17,468)
Net cash provided by financing activities	12,862	24,652
Effect of exchange rate changes on cash	$—	$(4)
Net (decrease) increase in cash and cash equivalents	$(1,443)	$251
Operating Activities
Net cash used in operating activities in the first three quarters of 2018 improved $2.1 million compared to the first three quarters of 2017. The improvement in operating cash flows resulted primarily from lower net loss during the first three quarters of 2018 as compared to the first three quarters of 2017, adjusted for non-cash items such as restaurant impairments, closure costs and asset disposals. Additionally, during the first three quarters of 2018 we made payments for the final assessment for Data Breach Liabilities in the amount of $11.0 million, for the termination of leases related to closed restaurants of $4.2 million and for the settlement of the Delaware gift card litigation of $0.4 million. In the first three quarters of 2017, payments included the termination of leases related to closed restaurants of $8.5 million, a litigation settlement of $2.6 million and for the Data Breach Liabilities of $4.0 million.
Investing Activities
Net cash flows used in investing activities in the first three quarters of 2018 decreased $8.0 million compared to the first three quarters of 2017, primarily due to the reduction in new restaurant development during the first three quarters of 2018 compared to the same period of 2017 and insurance proceeds received for property damage during the first three quarters of 2018. Both periods include reinvestment in existing restaurants and investments in technology.

Financing Activities
Net cash provided by financing activities in the first three quarters of 2018 decreased $11.8 million compared to the first three quarters of 2017. The decrease in net cash provided by financing activities is primarily due to the net proceeds received from the private placement transactions that occurred during the first three quarters of 2017, net of repayments on long-term debt, partially offset by the public offering transaction that occurred during the third quarter of 2018, net of repayments on long-term debt.
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
We estimate capital expenditures for the remainder of 2018 to be approximately $3.0 million to $6.0 million for a total of approximately $13.0 million to $16.0 million for the fiscal year. We expect such capital expenditures to be funded by a combination of cash from operations and borrowings under our revolving credit facility.
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
Liquidity. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for the next twelve months. We expect to pay approximately $3.0 million to $6.0 million for the termination of leases related to closed restaurants, including related fees and expenses over the next three to six months. Additionally, the final assessment for Data Breach Liabilities in the amount of $11.0 million, was paid early in the third quarter of 2018.
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
As of October 2, 2018, we had $49.6 million of indebtedness and $3.8 million of letters of credit outstanding under our 2018 Credit Facility. The term loan requires principal payments of $156,250 per quarter starting in the second quarter of 2018 through the first quarter of 2019, $187,500 per quarter through the first quarter of 2020, $375,000 per quarter through the first quarter of 2021, and $531,250 per quarter through maturity in the second quarter of 2022.
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

We expect that we will meet all applicable financial covenants in our 2018 Credit Facility, including the maximum consolidated total lease-adjusted leverage ratio, through at least the fiscal year ending January 1, 2019. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit facility. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
Our 2018 Credit Facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of October 2, 2018.
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
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of October 2, 2018, we had $49.6 million of indebtedness under our revolving line of credit and term loan. An increase or decrease of 1.0% in the effective interest rate applied on this loan would have resulted in a pre-tax interest expense fluctuation of approximately $0.5 million on an annualized basis.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage requirements directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that has affected our results from 2015 through the first three quarters of 2018. We expect wage inflation to continue to affect our results in the near future.

Item 4. Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 2, 2018, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

PART II

Item 1. Legal Proceedings
Delaware Gift Card Litigation
As previously disclosed in prior reports filed with the SEC, we were named as a defendant in an action filed in the Superior Court of Delaware in New Castle County, entitled The State of Delaware, William French v. Card Compliant, LLC, et. al. The complaint in this case alleged that a number of large retailers and restaurant companies, including us, knowingly refused to fulfill obligations under Delaware’s Abandoned Property Law by failing to report and deliver “unclaimed gift card funds” to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint sought an order that we cease and desist from violating the Delaware Abandoned Property Law, monetary damages (including treble damages under the False Claims and Reporting Act), penalties and attorneys’ fees and costs. In 2015 we recorded a loss contingency accrual based on a reasonable estimate of the probable losses that might arise from this matter; this loss contingency accrual did not have a material effect on our results of operations. On July 3, 2018, a settlement was reached in this matter and a definitive settlement agreement was subsequently executed, disposing of all pending claims included in the litigation. Our results of operations for the first three quarters of 2018 included a charge of $0.3 million for our liability under this settlement. The settlement was paid in the third quarter of 2018. We also recorded a loss contingency accrual based on a reasonable estimate of the probable losses that may arise under Delaware’s Abandoned Property Law in resolving claims for unclaimed gift card funds for the years 2011, 2012 and 2013, which were not included as part of the litigation.
Other Matters
In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of October 2, 2018. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended January 2, 2018.  There have been no material changes to our Risk Factors as previously reported.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Offer letter, dated September 28, 2018, between Noodles & Company and Ken Kuick
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen Chief Executive Officer and Principal Financial Officer
Date	October 23, 2018