Form 10-K
period 2019-01-01
NOODLES & Co
filed 2019-03-15
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes     ☐   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of July 3, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $170.1 million. This amount was calculated based on the closing price of the common stock on July 3, 2018 on the Nasdaq Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of March 8, 2019, there were 43,930,438 shares of the registrant’s Class A common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to its 2019 Annual Meeting of Stockholders, to be held on or about May 15, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K, where so indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

PART I
ITEM 1.    Business
General
Noodles & Company is a restaurant concept offering lunch and dinner within the fast-casual segment of the restaurant industry. We opened our first location in Denver, Colorado in 1995, offering noodle and pasta dishes, staples of many cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally-inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, soups, salads and appetizers. We believe that we offer our customers value, with per person spend of $8.99 for the fiscal year ended January 1, 2019.
We offer more than 20 globally-inspired dishes together on a single menu that can be enjoyed inside our restaurants, taken to-go, or, in most areas, delivered to our customers. We believe we will benefit from trends in consumer preferences such as the broader demand for international cuisines and the increasing desire for convenience. At many restaurants, customers are limited to a particular ethnic cuisine or type of dish, such as a sandwich, burrito or burger. At Noodles & Company, we aim to eliminate the “veto vote” by satisfying the preferences of a wide range of customers, whether a family or parent with kids, a group of coworkers, an individual or a large party.
We believe that our globally-inspired menu, focused on noodle and pasta dishes, differentiates us from other restaurants. We believe our attributes—global flavors, variety, dishes prepared-to-order and fast service—allow us to compete against multiple segments throughout the restaurant industry and provide us a larger addressable market for lunch and dinner than competitors who focus on a single cuisine. We strive to provide a pleasant dining experience by quickly delivering fresh food with friendly service at a price point we believe is attractive to our customers. In addition, we believe that our menu is well suited for off-premise dining occasions in which customers order at our restaurant or online but then eat their meal at their home or office.

Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as “we,” “us,” “our,” and the “Company” in this report. We refer to our Class A Common Stock, par value $0.01 per share, as our “common stock.”
Our Concept and Business Strengths
Variety. We have purposefully chosen a range of healthy to indulgent dishes to satisfy multiple dietary preferences. Our menu encourages customers to customize their meals to meet their tastes and nutritional preferences with our selection of 14 fresh vegetables and seven proteins.
All of our dishes are cooked-to-order with fresh, high quality ingredients sourced from our carefully selected suppliers. Our commitment to the freshness of our ingredients is further demonstrated by our use of seasonal ingredients and healthy add-in options (such as seasoned tofu). Our culinary team strives to develop new dishes and limited time offerings to further reinforce our World Kitchen brand positioning and regularly provide our customers additional options. For example, in 2018 we introduced our better-for-you platform with the launch of zucchini noodles (or “Zoodles”). Zoodles provide a low-carb, low-calorie option for our customers that can be substituted into any of our dishes or enjoyed in a signature dish such as our Zucchini Spicy Peanut Sauté. This focus on culinary innovation allows us to prepare and serve high quality food and meet changing consumer trends.
Value. The quality of our food and the welcoming ambiance of our restaurants creates an overall customer experience that we believe is unique and differentiated. Our per person spend is competitive not only within the fast-casual segment, but also within the quick-service segment. We deliver value by combining a family-friendly dining environment with the opportunity to enjoy many dishes containing a variety of fresh ingredients. We also offer kids meals which, at a fixed low price, provide the opportunity for parents to feed their children a balanced meal with sides such as broccoli, carrots, fruit, applesauce and a smaller portion of our house made rice crispy treat.
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
Consistent with our culture of enhanced customer service, we seek to hire individuals who will deliver prompt, attentive service by engaging customers the moment they enter our restaurants. Our training philosophy empowers both our restaurant managers and team members to add a personal touch when serving our customers, such as coming out from behind the counter to explain our menu and guiding customers to the right dish. Our restaurant managers are critical to our success, as we believe that their entrepreneurial spirit and outreach efforts build our brand in our communities. We call our cashiers “Noodle Ambassadors” to highlight their role in helping our customers explore our global menu. After our customers order at the counter, their food is delivered to their table by our friendly team members.
Our Operational Strategy
We believe our brand and globally-inspired menu resonates with consumers, and we believe our restaurants and team members provide customers a unique and high-quality experience. We are focused on offering customers flavorful, cooked-to-order dishes in a warm and welcoming environment at an attractive value.
Restaurant initiatives. Our plan to improve our performance includes the following four key strategies:

•
Focusing on our global flavors and menu offerings. We believe that our globally-inspired menu, focused on noodle and pasta dishes, differentiates us from other restaurants. We also believe this global variety, which includes a range of healthy to indulgent dishes that are cooked to order with fresh, high-quality ingredients, remains a competitive strength. We believe we have significant potential to build awareness for the zucchini offering with additional dishes and we are testing our next evolution of the better-for-you platform and anticipate introducing a new vegetable-infused noodle to our menu in 2019.

•
Improving efficiencies and unit-level margins. We believe that there is significant opportunity to improve our operational consistency as well as our overall unit level margins. In 2016, we reduced the size of our core menu items, removing menu items that did not sell well and were challenging for our teams to execute. During 2017, we improved several processes inside our restaurants, such as the introduction of a produce chopper to improve consistency and labor efficiency in our restaurants. In 2018, we completed the national roll out of self-bussing stations, which we believe will reduce labor hours and improve cleanliness in our restaurants. We also believe that we have opportunity in our supply chain and food preparation procedures to reduce inbound ingredient costs and improve labor efficiency.

•
Enhancing convenience for our customers. We believe there is significant opportunity to increase convenience for our customers. In 2017, we launched our NoodlesREWARDS program, a loyalty program that allows our customers the convenience of ordering their favorites quickly and easily as they earn rewards for free or discounted food. In 2018, we completed a national roll out of dedicated pickup areas for customers who order and pay ahead so that they can have a faster and more convenient takeout experience. Finally, we have continued to expand our delivery program through select third-party providers, which offers an additional level of convenience for our customers.

•
Improving manager selection, training and development of our teams. We have increased our focus on the selection, training and development of our restaurant teams. We use assessment tools in management hiring, and we have implemented certain changes to our restaurant compensation program to encourage team member retention. We have rolled out training tools and learning management systems to improve execution and encourage career development within our teams. Finally, we utilize a thorough, disciplined process of sharing best practices throughout the organization.

Restaurant Portfolio and Franchising
Restaurant Portfolio. As of January 1, 2019, we had 394 company-owned restaurants and 65 franchise restaurants in 29 states and the District of Columbia. Our restaurants are typically 2,600 to 2,700 square feet and are located in end-cap, in-line or free-standing locations across a variety of urban and suburban markets. During the near-term we anticipate limited unit growth as we embed our operational, financial and customer initiatives and roll-out the related team training and development processes. We also anticipate that during this period we will be able to test and define a prototype for new restaurants that will better facilitate future expansion and better meet the needs of the changing consumer experience.
Restaurant Development. Over the past two years, we have reduced our rate of company-owned restaurant unit growth. This has resulted in our revenue growing at a slower rate than would be expected if our unit growth rate continued at the historical rate. New restaurants have historically contributed substantially to our revenue growth. In 2018, we opened one company-owned restaurant. Given recent improvement in performance, we are currently pursuing a disciplined development pipeline to execute a modest new unit growth rate in the near term.
Certain Restaurant Closures. We closed 55 company-owned restaurants in the first quarter of 2017. These restaurants significantly underperformed our restaurant averages, as measured by average unit volumes (“AUVs”), restaurant contribution margin and cash flow. Many of these restaurants were open for only three or four years in newer markets where brand awareness of our restaurants was not as strong and where it had been more difficult to adequately staff our restaurants. Closing these restaurants has favorably affected our net income, restaurant contribution, restaurant contribution margin, EBITDA and adjusted EBITDA. Additionally, we closed 19 company-owned restaurants in 2018, most of which were at or approaching the expiration of their leases. We currently do not anticipate significant restaurant closures for the foreseeable future; however, we may from time to time close certain restaurants, including closures at, or near, the expiration of their leases.
Franchising. As of January 1, 2019, we had 65 franchise units in 14 states operated by 12 franchisees. In 2018, our franchisees did not open any new restaurants and closed one restaurant. As of January 1, 2019, a total of eight area developers have signed development agreements providing for the opening of 54 additional restaurants in their respective territories. We look for experienced, well-capitalized franchise partners who are able to leverage their existing infrastructure and local knowledge in a manner that benefits both our franchisees and us. We expect to continue to offer development rights in markets where we do not intend to build company-owned restaurants. We may offer such rights to larger developers who commit to open 10 or more units, or to smaller developers who may commit to open fewer restaurants. We do not currently intend to offer single-unit franchises. We believe the strength and attractiveness of our brand will attract experienced and well-capitalized area developers.
Site Development and Expansion
We consider our site selection and development process critical to our long-term success. We have used a combination of our own internal team and outside real estate consultants to locate, evaluate and negotiate new sites using various criteria. In making site selection decisions, we use several analytical tools designed to uncover the key site, demographic, business, retail, competitive and traffic characteristics that drive successful locations.
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
Restaurant Management and Operations
Friendly Team Members. We believe our genuine, friendly team members separate us from our competitors. We value the individuality of our team members, which we believe results in a management, operations and training philosophy distinct from that of our competitors. We strive to hire team members who share a passion for food, have a competitive spirit and will operate our restaurants in a way that is consistent with our high standards. We seek to hire individuals who will deliver prompt, attentive service by engaging customers the moment they enter our restaurants. We empower our team members to enrich the experience of our customers and directly address any concerns that may arise in a manner that contributes to the success of our business.
Restaurant Management and Employees. Each restaurant typically has a restaurant manager, an assistant manager and 15 to 25 team members. We cross-train our employees in an effort to create a depth of competency in our critical restaurant functions. Consistent with our emphasis on customer interaction, we encourage our restaurant managers and team members to welcome and interact with customers throughout their visit. To lead our restaurant management teams, we have area managers (each of whom is responsible for between four and 10 restaurants), as well as regional directors (each of whom is responsible for between 40 and 70 restaurants).

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
Food Preparation and Quality. Our teams use classic professional cooking methods, including par boiling and sautéing many of our vegetables, in full kitchens resembling those of full-service restaurants. All team members, including our restaurant managers, spend their first several days working solely with food and learning these techniques, and we spend a significant amount of time ensuring that each team member learns how to prepare and cook our food properly. Despite our more labor-intensive method of food preparation, we believe that we produce food with an efficiency that enables us to compete effectively.
The majority of our restaurants have exhibition-style kitchens. This design demonstrates our commitment to cooking fresh food in an accessible manner. We provide each customer with individual attention and make every effort to respond to customer suggestions and concerns in a personal and hospitable way.
We require all of our dishes to be cooked to order at food safe temperatures or, in the case of salads, subject to our produce washing protocols, which helps to ensure that the food we serve to our customers is safe. We have designed our food safety and quality assurance programs to maintain high standards for our food and food preparation procedures. Our quality assurance manager oversees comprehensive restaurant and supplier audits based upon the potential food safety risk of each food. We also consider food safety and quality assurance when selecting our distributors and suppliers. Our suppliers are inspected by federal, state and local regulators or other reputable, qualified inspection services, which helps ensure their compliance with all federal food safety and quality guidelines. We regularly inspect our suppliers to ensure that the ingredients we buy conform to our quality standards and that the prices we pay are competitive. We also rely on our own recipes, specifications and protocols to ensure that our food is consistently the best quality that is possible when it is served, including a physical examination of ingredients when they arrive at our restaurants. We train our employees to pay detailed attention to food quality at every stage of the food preparation cycle, and we have developed a daily checklist that our employees use to assess the freshness and quality of food supplies. Finally, we encourage our customers to provide feedback regarding our food quality so that we can identify and resolve problems or concerns as quickly as possible.
Restaurant Marketing
Our marketing efforts seek to increase sales through a variety of channels and initiatives. Community-based restaurant marketing, as well as online, social and other media tools, highlight our competitive strengths, including our varied and healthy menu offerings and the value we offer our customers.

•
Our Menu Offerings. We focus some of our marketing efforts on new menu offerings to broaden our appeal to our customers. We promote these items through a variety of formats including public relations events, social media marketing, television appearances, radio promotions, and messaging to our NoodlesREWARDS members. In addition to increasing brand awareness, these promotions also encourage prompt consumer action, resulting in more immediate increases in our customer traffic.

•
Online, Social and Other Media Tools. We rely on our website, www.noodles.com, to promote our business and increase brand awareness. The information on or available through our website is not, and should not be considered, a part of this report. Our customers are encouraged to sign up to receive communications through our NoodlesREWARDS program, updating them on new menu offerings and promotional opportunities. As of January 1, 2019, more than 2.0 million of our customers have signed up to receive communication through our rewards and e-club programs. We also communicate with our customers using social media, such as our Facebook and Instagram pages, our YouTube and Vimeo channels and our Twitter feed. Our online and social media engagement provides exciting opportunities to engage with our customers. Additionally, our media tools also include print and online advertising and direct mail, as well as mass communications including radio and out of home.

•
Digital Advertising. We use targeted digital advertising in many of our markets. We believe this helps to increase top of mind awareness with potential customers and drives both frequency and trial. In addition, digital advertising provides us with the opportunity to promote specific product platforms and offerings such as online ordering.

•
Creating New Meal Occasions. We also focus on ways Noodles & Company can serve customers at different times and in new places. For example, our Kids Meal menu was created for the future foodies of the world: children aged ten and under are invited to design their own meal made fresh-to-order, with quality ingredients, by choosing their entrée, two sides and a drink for around $5. Customers who want to feed a large group can enjoy our catering options comprised of main entrées, sides and desserts. We market these offerings in a variety of ways, including through in-restaurant posters, email, NoodlesREWARDS messages, Facebook posts and other communications outside of our restaurants.

•
Making Noodles & Company Easier to Use. Some of our marketing efforts focus on making our restaurants easier to use. We seek to deliver superior customer service at every opportunity, generating consumer awareness of menu offerings with in-restaurant communications such as displays of our menu offerings that are visible upon entry and table top cards that highlight healthy food offerings. We also continue to implement initiatives to improve convenience for our customers, such as expanding the availability of third-party delivery and introducing dedicated pick-up shelving to increase the speed of the to-go transaction.

Suppliers
Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. We carefully select suppliers based on quality and their understanding of our brand, and we seek to develop mutually beneficial long-term relationships with them. We work closely with our suppliers and use a mix of forward, fixed and formula pricing protocols. In some cases, we have made efforts to increase the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility. We monitor industry news, trade issues, weather, crises and other world events that may affect supply prices. In addition, a substantial volume of our produce items are grown in Mexico and other countries and any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy, could result in higher food and supply costs.
Seasonality
Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters, due to reduced winter and holiday traffic, and higher in the second and third quarters.
Competition
We face competition from the casual dining, quick-service and fast-casual segments of the restaurant industry. These segments are highly competitive with respect to taste, price, food quality and presentation, service, location and the ambience and condition of each restaurant, among other things. Our competition includes a variety of locally owned restaurants and national and regional chains who offer dine-in, carry-out and delivery services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. Among our competitors are a number of multi-unit, multi-market fast-casual restaurant concepts, some of which are expanding nationally. As we expand, we will face competition from these concepts and new competitors that strive to compete with our market segments.
We also face competition from firms outside the restaurant industry, such as grocery stores and home meal replacement services, who sell prepared meals for takeout and in some cases, offer delivery service.
Intellectual Property and Trademarks
We own a number of trademarks and service marks registered or pending with the U.S. Patent and Trademark Office (“PTO”). The marks we have registered with the PTO include the following: Noodles & Company, the Noodles & Company logo, Your World Kitchen, Noodles & Company World Kitchen, Noodles World Kitchen, Noodles Rewards and Wisconsin Mac & Cheese. We also have certain trademarks registered or pending in certain foreign countries. In addition, we own the Internet domain name www.noodles.com. The information on, or that can be accessed through, our website is not part of this report. We believe that our trademarks, service marks and other intellectual property rights have significant value and are important to the marketing of our brand, and it is our policy to protect and defend vigorously our rights to such intellectual property.

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

Management Information Systems
We use a variety of applications and systems to securely manage the flow of information within each restaurant, and within our central support office infrastructure. All of our restaurants use computerized management information systems, which we believe are scalable to support any future growth plans. We use point-of-sale (“POS”) computers designed specifically for the restaurant industry. Our POS system provides a touch screen interface, a graphical order confirmation display and integrated, high-speed credit card and gift card processing. Our online ordering system allows customers to place orders online or through our mobile app. Orders taken remotely are routed to the point-of-sale system based on the time of customer order pickup. The POS system is used to collect daily transaction data, which generates information about daily sales, product mix and average check that we actively analyze. All products sold and prices at our company-owned restaurants are programmed into the system from our central support office. We also continue to modernize and make investments in our information technology networks and infrastructure, specifically in our physical and technological security measures, to anticipate cyber-attacks and defend against breaches and to provide improved control, security and scalability. Enhancing the security of our financial data, customer information and other personal information is a high priority for us.
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
Franchisees use similar point of sale systems and are required to report sales on a daily basis through an online reporting network and submit their restaurant-level financial statements on a quarterly and annual basis. We also offer certain restaurant technology support services to our franchisees.
Financial Information About Segments
We operate as a single accounting segment. Financial information related to our business is included in Item 8 of this Annual Report on Form 10-K.
Employees
As of January 1, 2019, we had approximately 9,400 employees, including approximately 500 salaried employees and approximately 8,900 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.
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
We continue to pursue a number of financial, operational and strategic goals and we may be unsuccessful in achieving some or all of them. Our strategies are designed to, among other objectives, improve restaurant operations and increase our restaurant revenue, comparable restaurant sales, net income, restaurant contribution and restaurant contribution margin and adjusted EBITDA. However, these strategies may not be successful in achieving our goals in part or at all. Further, we may encounter difficulty in executing these strategies. Failing to execute our operational strategies could materially adversely affect our business, financial condition or results of operations.
Our strategies include improving our menu offerings, such as through the introduction of Zoodles; pursuing off-premise opportunities, for example through our dedicated pick-up shelving and third-party delivery; improving efficiencies and unit level margins by simplifying operations; enhancing our menu structure and layout; and improving manager selection, training and development of our teams. However, customers may not favor new menu offerings or may not find initiatives aimed at off-premise dining appealing, and our efforts to increase our sales growth and improve our offerings may be unsuccessful. Additionally, our operational initiatives may be ineffective at reducing costs or may reduce the quality of the customer experience. Any failure of our new initiatives could materially adversely affect our business, financial condition or results of operations.
Further, we have had, and expect to continue to have, priorities and initiatives in various stages of testing, evaluation and implementation, upon which we expect to rely to improve our results of operations and financial condition. Failure to achieve successful implementation of our initiatives could materially adversely affect our business, financial condition or results of operations.
We believe our culture, from the restaurant level up through management, is an important contributor to our success. As time passes, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our business. Among other important factors, our culture depends on our ability to attract, retain and motivate employees who share our enthusiasm and dedication to our concept. Our comparable restaurant sales, and more broadly, our business, financial condition or results of operations, could be materially adversely affected if we do not maintain our infrastructure and culture.

Our strategic and operational goals are designed to improve our results of operations, including restaurant revenue and profitability. The level of comparable restaurant sales, which represent the change in year-over-year sales for restaurants open for at least 18 full periods, affects our restaurant revenue growth and will continue to be a critical factor affecting profitability. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our initiatives. It is possible that such initiatives will not be successful, that we will not achieve our target comparable restaurant sales growth or that the change in comparable restaurant sales could be negative, which may cause a decrease in restaurant revenue and profitability that could materially adversely affect our business, financial condition or results of operations.
Changes in economic conditions could materially affect our ability to maintain or increase sales at our restaurants.
The restaurant industry depends on consumer discretionary spending. The United States in general or the specific markets in which we operate have suffered during certain historical periods and in the future may suffer from depressed economic activity, recessionary economic cycles, low consumer confidence as a result of stock market volatility and other reasons, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumers’ discretionary spending. Traffic in our restaurants could decline if consumers choose to dine out less frequently or reduce the amount they spend on meals while dining out. Negative economic conditions (including negative economic conditions resulting from war, terrorist activities, global economic occurrences or trends or other geo-political events) might cause consumers to make long-term changes to their discretionary spending behavior, including dining out less frequently or dining at lower priced restaurants on an extended or permanent basis. If comparable restaurant sales decrease, our profitability would decline as we spread fixed costs across a lower level of restaurant revenue. Reductions in staff levels, additional asset impairment charges and additional restaurant closures could result from prolonged negative comparable restaurant sales, which could materially adversely affect our business, financial condition or results of operations.
Competition from other restaurant companies could adversely affect us.
We face competition from the casual dining, fast-casual and quick-service segments of the restaurant industry. These segments are highly competitive with respect to taste, price, food quality and presentation, service, location and the ambience and condition of each restaurant, among other things. Our competition includes a variety of locally owned restaurants and national and regional chains who offer dine-in, carry-out and delivery services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. Among our competitors are a number of multi-unit, multi-market fast-casual restaurant concepts, some of which are expanding nationally. We continually face competition from these concepts and new competitors that strive to compete with our market segments. For example, additional competitive pressures come from the deli sections and in-store cafés of grocery store chains, as well as from convenience stores and online meal preparation sites. These competitors may have, among other things, lower operating costs, food offerings more responsive to consumer preferences, better locations and facilities, more experienced management, more effective marketing and more efficient operations.
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

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could have a material adverse impact on our business.
There has been a widespread and dramatic increase in the use of social media platforms that allow users to access a broad audience of consumers and other interested persons.  The availability of information on social media can be virtually immediate, as can its impact, and users of many social media platforms can post information without filters or checks on the accuracy of the content posted.  Adverse information concerning our restaurants or brand, including user reviews, whether accurate or inaccurate, may be posted on such platforms at any time and can quickly reach a wide audience.  The resulting harm to our reputation may be immediate, without affording us an opportunity to correct or otherwise respond to the information, and it is challenging to monitor and anticipate developments on social media in order to respond in an effective and timely manner.
In addition, although search engine marketing, social media and other new technological platforms offer great opportunities to increase awareness of and engagement with our restaurants and brand, our failure to use social media effectively in our marketing efforts may further expose us to the risks associated with the accelerated impact of social media. Many of our competitors are expanding their use of social media and the social media landscape is rapidly evolving, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance, and we may not do so effectively.  A variety of additional risks associated with our use of social media include the possibility of improper disclosure of proprietary information, exposure of personally identifiable information of our employees or guests, fraud, or the publication of out-of-date information, any of which may result in material liabilities or reputational damage. Furthermore, any inappropriate use of social media platforms by our employees could also result in negative publicity that could damage our reputation or lead to litigation that increases our costs.
New technologies or changes in consumer behavior facilitated by these technologies could negatively affect our business.
Advances in technologies or certain changes in consumer behavior driven by such technologies could impact the manner in which meals are marketed, prepared, ordered and delivered. We may pursue certain of those technologies, but consumers may not accept them, or we may fail to successfully integrate them into our operations, thereby harming our financial performance. In addition, our competitors, some of whom have more resources than us, may be more effective at responding to such advances in technologies and erode our competitive position.
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
We cannot guarantee that our internal controls and training will be fully effective in preventing all food safety issues at our restaurants, including any occurrences of foodborne illnesses such as E. coli, Hepatitis A, listeria, norovirus and salmonella. The risk of illnesses associated with our food might also increase in connection with the expansion of our catering and delivery businesses or other situations in which our food is served or delivered in conditions that we cannot control. Furthermore, we and our franchisees rely on third-party vendors throughout our supply chain, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single restaurant. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our restaurants or markets or related to food products we sell could negatively affect our restaurant sales nationwide if highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our restaurants.
A number of other restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations, including E. coli, listeria and norovirus outbreaks at other fast-casual concepts. These incidents at other restaurants could cause some customers to have a negative perception of fast-casual concepts generally, which can negatively affect our restaurants. The occurrence of a similar incident at one or more of our restaurants, or negative publicity or public speculation about an incident, could materially adversely affect our business, financial condition or results of operations.
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
We rely heavily on information systems, including point-of-sale processing in our restaurants, for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. We also rely on third-party vendors to provide information technology systems and to securely process and store related information, especially as it relates to credit and debit card transactions and online ordering. Our franchisees also rely on information systems and third-party vendors. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our operations depend upon our and our franchisees’, and our vendors’, ability to protect computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. Avoiding such incidents in the future will require us and our franchisees and vendors to continue to enhance information systems, procedures and controls and to hire, train and retain employees. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in delays in customer service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments and harm our business, financial condition or results of operations.

We may be harmed by breaches of security of information technology systems or our confidential consumer, employee, financial, or other propriety data.
We use many information technology systems throughout our operations, including systems that record and process customer sales, manage human resources and generate accounting and financial reports. Through these systems, we have access to and store a variety of consumer, employee, financial and other types of information related to our business. We also rely on third-party vendors to provide information technology systems and to securely process and store related information. Our franchisees also use information technology systems and rely on third-party vendors. Like others in our industry, we have experienced many attempts to compromise our information technology and data, and we may experience more attempts in the future. We may not respond adequately or timely, because cyber-attacks take many forms, change frequently, are becoming increasingly sophisticated, and may be difficult to detect for significant periods of time. If we or our franchisees, or third-party vendors, were to experience a material breach resulting in the unauthorized access, use, or destruction of our information technology systems or confidential consumer, employee, financial, or other propriety data, it could negatively impact our reputation, reduce our ability to attract and retain customers and employees and disrupt the implementation and execution of our strategic goals. Moreover, such breaches could result in a violation of various privacy-related laws and subject us to investigations or private litigation, which, in turn, could expose us to civil or criminal liability. We strive to mitigate the risk of breaches of our information technology systems and confidential data by enhancing our technology, improving related procedures and controls and training our employees on cyber-security trends. Additionally, we carry cyber insurance to minimize the potential impact that a security breach may have on our financial condition or results of operations. Although we dedicate significant resources to preventing security breaches, we may be unsuccessful, which could adversely affect our business, financial condition or results of operations.
We may be unable to negotiate favorable borrowing terms, and any additional capital we may require could be senior to existing equity holders, dilute existing equity holders or include unfavorable restrictions.
As a general matter, operating and developing our business requires significant capital. Our credit agreement ends in 2022 and securing access to credit on reasonable terms thereafter will require us to extend or refinance such agreement. In addition, in order to pursue our business and operational strategies, we may need additional sources of liquidity in the future and it may be difficult or impossible at such time to increase our liquidity. Our lenders may not agree to amend our credit agreement at such time to increase our borrowing capacity. Further, our requirements for additional liquidity may coincide with periods during which we are not in compliance with covenants under our credit agreement and our lenders may not agree to further amend our credit agreement to accommodate such non-compliance. Even if we are able to access additional liquidity, agreements governing any borrowing arrangement could contain covenants restricting our operations. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing, we secure in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets.
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

Our operations are also subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime and a variety of similar federal, state and local laws that govern these and other employment law matters. In addition, federal, state and local proposals have been made related to paid sick leave and similar matters. Changes in these laws or implementation of new proposals could materially adversely affect our business, financial condition or results of operations.
We rely heavily on certain vendors, suppliers and distributors, which could adversely affect our business.
Our ability to maintain consistent price, quality and safety throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We do not control the businesses of our vendors, suppliers and distributors and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be adversely affected. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, including any suppliers who are a sole source of supply of a particular ingredient, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, especially if customers change their dining habits as a result. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe. In addition, because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers. These potential changes in food and supply costs could materially adversely affect our business, financial condition or results of operations.
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
We also partner with various third-party vendors to deliver our food. If any of our delivery vendors perform inadequately, or our delivery relationships are disrupted for any reason, our business, financial condition or results of operations could be adversely affected.
Our ability to continue to expand our digital business, delivery orders and catering is uncertain, and these new business lines are subject to risks.
Our revenue from digital orders has increased significantly from prior years. This growth rate may not be sustainable, and if our digital business does not continue to expand it may be difficult for us to achieve our planned sales growth. We have also increased our efforts to promote delivery orders, which have also grown considerably. We rely on third-party providers to fulfill delivery orders, and the ordering and payment platforms used by these third parties, or our mobile app or online ordering system, could be damaged or interrupted by technological failures, user errors, cyber-attacks or other factors, which may adversely impact our sales through these channels and could negatively impact our brand. Additionally, our delivery partners are responsible for order fulfillment and may make errors or fail to make timely deliveries, leading to customer disappointment that may negatively impact our brand. We also incur additional costs associated with using third-party service providers to fulfill these digital orders and the costs of delivering may have an adverse impact on restaurant level margins. Moreover, the third-party restaurant delivery business is intensely competitive, with a number of players competing for market share, online traffic, capital, and delivery drivers and other people resources. The third-party delivery services with which we work may struggle to compete effectively, and if they were to cease or curtail operations or fail to provide timely delivery services in a cost-effective manner, or if they give greater priority on their platforms to our competitors, our delivery business may be negatively impacted. We have also introduced catering offerings on both a pick-up and delivery basis, and customers may choose our competitors’ catering offerings over ours, be disappointed with their experience with our catering, or experience food safety problems if they do not serve our food in a safe manner, which may negatively impact us. Such delivery and catering offerings also increase the risk of illnesses associated with our food because the food is transported and/or served by third parties in conditions we cannot control.

Because all of these offerings are relatively new, it is difficult for us to anticipate the level of sales they may generate. That may result in operational challenges, both in fulfilling orders made through these channels and in operating our restaurants as we balance fulfillment of these orders with service of our traditional in-restaurant guests as well. Any such operational challenges may negatively impact the customer experience associated with our digital, delivery or catering orders, the guest experience for our traditional in-restaurant business, or both. These factors may adversely impact our sales and our brand reputation.
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
Various federal and state labor laws govern the relationship with our employees and affect operating costs. These laws include employee classification as exempt/non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, workers’ compensation rates, mandatory health benefits, immigration status and other wage and benefit requirements. Some jurisdictions, including some of those in which we operate, have recently increased their minimum wage by a significant amount, and other jurisdictions are considering similar actions, which may increase our labor costs. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition, operating results or cash flow: overtime rules; mandatory health benefits; vacation accruals; paid leaves of absence, including paid sick leave; and tax reporting.
Immigration laws have recently been an area of considerable focus by the Department of Homeland Security, with enforcement operations taking place across the country, resulting in arrests, detentions and deportation of unauthorized workers. Some of these changes and enforcement programs may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the United States government to verify employment eligibility, in all of our restaurants and in our corporate support office. However, use of the “E-Verify” program does not guarantee that we will successfully identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our business, financial condition or results of operations.
If we or our franchisees face labor shortages or increased labor costs, our operating results could be adversely affected.
Labor is a primary component in the cost of operating our restaurants. If we or our franchisees face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase. In addition, our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, including customer service and kitchen staff. Qualified individuals needed to fill these positions are in short supply in some geographic areas, and the national unemployment rate, as well as the unemployment rates in many of the areas in which we operate, has continued to fall over the past few years. In addition, restaurants have traditionally experienced relatively high employee turnover rates. Our and our franchisees’ ability to recruit and retain qualified individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition or results of operations.
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
We rely on executives and senior management to drive the financial and operational performance of our business. Turnover of executives and senior management could adversely impact our business, our results of operations and may make recruiting for future management positions more difficult or may require us to offer more generous executive compensation packages to attract top executives. In recent years, we have experienced both executive and senior management turnover. Changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. Our future success depends on our ability to identify, attract and retain qualified personnel on a timely basis. In addition, we must successfully integrate newly hired management personnel within our organization in order to achieve our operating objectives.
The effect of changes to healthcare laws in the United States may increase the number of employees who elect to participate in our healthcare plans, which may increase our healthcare costs and further changes, or the repeal of existing healthcare laws may further significantly increase our healthcare costs and negatively impact our financial results in future periods.
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
We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, despite our training, support and monitoring, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and train qualified managers and other restaurant personnel. The failure of our franchisees to operate their franchises successfully could have a material adverse effect on us, our reputation, our brand and our ability to attract prospective franchisees and could materially adversely affect our business, financial condition or results of operations.
Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us or be able to find suitable sites on which to develop them, or they may elect to cease development for other reasons. Franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could reduce our franchise revenues. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new restaurants. The lack of adequate financing could adversely affect the number and rate of new restaurant openings by our franchisees and could materially adversely affect our future franchise revenues.
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
The provision of information technology support services to our franchisees may expose us to certain risks.
In 2018 we began to offer certain information technology (“IT”) support services to our franchisees. We may incur costs or expenses in providing these services that exceed the fee income we receive for such services. In addition, the allocation of our IT resources to providing such services may adversely affect the provision of such services to our company-owned restaurants. The provision of such services may also expose us to claims from franchisees or third parties, or to litigation or regulatory matters, which may not be completely covered, or covered at all, by our insurance.
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
In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any location, the estimated undiscounted future cash flows are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge equal to the difference between the carrying value and the fair value is recorded. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. Over the past several years we have recognized significant impairment charges and if future impairment charges continue to be significant, this could have a material adverse effect on our business, financial condition or results of operations.
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
Opening and operating new restaurants entails numerous risks and uncertainties.
One element of our operational strategy is the opening of new restaurants and operating those restaurants on a profitable basis. In 2018, we opened one company-owned restaurant and closed 19 company-owned restaurants. Our franchisees did not open any new restaurants and closed one restaurant. We expect to open between four and six company-wide restaurants in 2019 with such openings primarily taking place in well-established existing markets.
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
Our new restaurants may be smaller in terms of square footage and seating than our current restaurants, in accordance with our increased focus on off-premise dining opportunities. Customers may react negatively to these re-designed, smaller stores, which could materially adversely affect our business, financial condition or results of operations.

Our long-term success is partially dependent on our ability to effectively identify appropriate target markets and secure appropriate sites for new restaurants.
In order to build new restaurants, we must first identify target markets where we can expand our footprint, taking into account numerous factors, including the location of our current restaurants, local economic trends, population density, area demographics and geography. The selection of target markets for expansion is challenging. We also must locate and secure appropriate sites for new restaurants, which is one of our biggest challenges. There are numerous factors involved in identifying and securing an appropriate site, including, among others: identification and availability of locations; competition; financial conditions affecting developers and potential landlords; developers and potential landlords obtaining licenses or permits for development projects on a timely basis; proximity of potential development sites to an existing location; anticipated development near our new restaurants; and availability of acceptable lease arrangements. If we are unable to fully implement our development plan, our business, financial condition or results of operations could be materially adversely affected.
New restaurants, once opened, may not be profitable.
New restaurants may not be profitable, and their sales performance may not follow historical patterns. In addition, our average restaurant sales and comparable restaurant sales may underperform our expectations. Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including: consumer awareness, understanding and support of our brand; general economic conditions, local labor costs and prices we pay for the food products and other supplies we use; changes in consumer preferences; competition; temporary and permanent site characteristics of new restaurants; and changes in government regulation.
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
Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet, health and safety. Such changes may include federal, state and local regulations and recommendations from medical and diet professionals pertaining to the ingredients and nutritional content of the food and beverages we offer. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our menu offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may choose or be required to modify or remove certain menu items, which may adversely affect the appeal of our menu to new or returning customers. To the extent we are unwilling or unable to respond with appropriate changes to our menu offerings, it could materially affect consumer demand and could have an adverse impact on our business, financial condition or results of operations.
Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These requirements may be different or inconsistent with requirements under the Patient Protection and Affordable Care Act of 2010

(the “PPACA”), which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menu to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. Inconsistencies among state laws with respect to presentation of nutritional content could be challenging for us to comply with in an efficient manner. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.
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

In addition, the restaurant industry has from time to time been subject to claims based on the nutritional content of food products sold and disclosure and advertising practices. We may in the future also be subject to this type of proceeding or to publicity about these matters (particularly those directed at the quick-service or fast-casual segments of the industry) may harm our reputation and could materially adversely affect our business, financial condition or results of operations.
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
Our management is responsible for establishing and maintaining effective internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock. We may not be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.
Our principal stockholders and their affiliates own a substantial portion of our outstanding equity, and their interests may not always coincide with the interests of the other holders.
As of January 1, 2019, L Catterton and certain of its affiliates, Argentia Private Investments, Inc. (“Argentia”) and Mill Road Capital II, L.P. and certain of its affiliates (“Mill Road”) beneficially owned in the aggregate shares representing approximately 35.2% of our outstanding voting power. L Catterton and certain of its affiliates beneficially owned, in the aggregate, shares representing approximately 14.3% of our outstanding equity interests and voting power as of January 1, 2019. Argentia beneficially owned shares representing approximately 9.9% of our outstanding equity interests and voting power as of January 1, 2019. Mill Road and certain of its affiliates beneficially owned, in the aggregate, shares representing approximately 11.0% of our outstanding equity interests and voting power as of January 1, 2019. As a result, L Catterton, Argentia and Mill Road could continue to potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change in control transactions. The interests of L Catterton, Argentia and Mill Road may not always coincide with the interests of the other holders of our common stock.

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
Seasonal factors, particularly weather disruptions, and the timing of holidays also cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced winter and holiday traffic and higher in the second and third quarters. As a result of these factors, our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.
The price of our common stock may be volatile.
The market price of our common stock could fluctuate significantly. Those fluctuations could be based on various factors, including: our operating performance and the performance of our competitors or restaurant companies in general; the public’s reaction to our press releases, our other public announcements and our filings with the SEC; changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry; global, national or local economic, legal and regulatory factors unrelated to our performance; changes in, or our ability to achieve, projections or estimates of our operating results made by analysts, investors or management; future sales of our common stock by our officers, directors and significant stockholders; the exercise of warrants for shares of common stock; the arrival or departure of key personnel; and other developments affecting us, our industry or our competitors.
In addition, in recent years the stock market has experienced significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our business, financial condition or results of operations, and those fluctuations could materially reduce the price of our common stock.
We do not intend to pay dividends for the foreseeable future.
We have never declared nor paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the operation of our business, and we do not anticipate paying any cash dividends on our common stock. See Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Dividends.”
Future sales of our common stock, or the perception that such sales may occur, could depress our common stock price.
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock. Our amended and restated certificate of incorporation authorizes us to issue up to 180,000,000 shares of Class A common stock and Class B common stock. As of January 1, 2019, we have 43,929,438 outstanding shares of Class A common stock and no outstanding shares of Class B common stock. In addition, as of such date, approximately 2,082,338 shares of Class A common stock are issuable upon the exercise of outstanding stock options and the vesting of restricted stock units, and 1,913,793 shares of Class A common stock and 28,850 shares of Class B common stock are issuable upon the exercise of warrants. Moreover, as of that date, approximately 4.1 million shares of our common stock are available for future grants under our stock incentive plan and for future purchase under our employee stock purchase plan.

Provisions in our organizational documents and Delaware law may delay or prevent our acquisition by a third party.
Our amended and restated certificate of incorporation, our second amended and restated bylaws and Delaware law each contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors. For example, we have a classified Board of Directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board of Directors. Additionally, the terms of outstanding warrants contain change of control provisions which, in the event of a potential change of control transaction, may require the payment of a premium to holders of such warrants. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding equity interests. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
As of January 1, 2019, we and our franchisees operated 459 restaurants in 29 states and the District of Columbia. Our restaurants are typically 2,600 to 2,700 square feet and are located in a variety of suburban, urban and small markets. We lease the property for our central support office and all of the properties on which we operate restaurants. The chart below shows the locations of our company-owned and franchised restaurants as of January 1, 2019.

State	Company- owned	Franchised	Total
Arizona	5	—	5
California	20	—	20
Colorado	60	—	60
Connecticut	—	4	4
District of Columbia	1	—	1
Florida	5	1	6
Idaho	5	—	5
Illinois	48	5	53
Indiana	23	—	23
Iowa	10	1	11
Kansas	10	—	10
Kentucky	1	4	5
Maryland	23	—	23
Michigan	—	23	23
Minnesota	45	1	46
Missouri	3	8	11
Montana	—	2	2
Nebraska	—	6	6
New York	—	1	1
North Carolina	13	—	13
North Dakota	—	3	3
Ohio	17	—	17
Oregon	6	—	6
Pennsylvania	9	—	9
South Dakota	—	3	3
Tennessee	4	—	4
Utah	15	—	15
Virginia	26	—	26
Washington	2	—	2
Wisconsin	43	3	46
	394	65	459
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

ITEM 3.    Legal Proceedings
Other Matters
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of January 1, 2019. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock has traded on the Nasdaq Global Select Market under the symbol NDLS since it began trading on June 28, 2013, the date of our initial public offering (“IPO”). As of March 8, 2019, there were approximately 39 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Purchases of Equity Securities by the Issuer
We had no share repurchases during the fourth quarter of 2018.
Sales of Unregistered Securities by the Issuer
We sold no unregistered securities that have not been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our Class A common stock from the beginning of our fiscal year ended December 30, 2014 through the fiscal year ended January 1, 2019 to that of the total return of the Nasdaq Composite and the S&P 600 Restaurants Index. The comparison assumes $100 was invested in our common stock and in each of the forgoing indices at the beginning of the period and assumes the reinvestment of dividends. This graph is furnished and not “filed” with the Securities and Exchange Commission or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.
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

ITEM 6.    Selected Financial Data
The following table summarizes the consolidated historical financial and operating data for the periods indicated. The statements of operations data for the fiscal years ended January 1, 2019, January 2, 2018 and January 3, 2017, and the balance sheet data as of January 1, 2019 and January 2, 2018 have been derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data,” and the statements of operations data from the fiscal years ended December 29, 2015 and December 30, 2014, and the balance sheet data as of January 3, 2017, December 29, 2015 and December 30, 2014 have been derived from our audited consolidated financial statements not included in this report.
The historical results presented below are not necessarily indicative of the results to be expected for any future period. This information should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report.
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2016, which ended on January 3, 2017, contained 53 weeks, and all other fiscal years presented below contained 52 weeks. We refer to our fiscal years as 2018, 2017, 2016, 2015 and 2014. Our fiscal quarters each contain thirteen weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen weeks.

	Fiscal Year
	2018	2017	2016	2015	2014
	(in thousands)
Revenue:
Restaurant revenue	$453,671	$451,599	$482,544	$450,482	$398,993
Franchising royalties and fees	4,170	4,893	4,930	4,969	4,748
Total revenue	457,841	456,492	487,474	455,451	403,741
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	121,102	121,473	130,630	120,455	107,217
Labor	149,746	150,161	161,219	143,145	120,492
Occupancy	49,020	51,877	55,912	50,300	42,540
Other restaurant operating costs	65,575	64,091	73,011	63,549	52,580
General and administrative(1)(2)	46,092	39,746	55,654	37,244	31,394
Depreciation and amortization	22,872	24,613	28,134	27,802	24,787
Pre-opening	50	935	3,131	4,407	4,425
Restaurant impairments, closure costs and asset disposals (3)	7,142	37,446	47,311	29,616	1,391
Total costs and expenses	461,599	490,342	555,002	476,518	384,826
(Loss) income from operations	(3,758)	(33,850)	(67,528)	(21,067)	18,915
Debt extinguishment expense	626	—	—	—	—
Interest expense, net	4,305	3,839	2,916	1,432	365
(Loss) income before income taxes	(8,689)	(37,689)	(70,444)	(22,499)	18,550
(Benefit) provision for income taxes	(248)	(207)	1,233	(8,734)	7,122
Net (loss) income	(8,441)	(37,482)	(71,677)	(13,765)	11,428
Accretion of preferred stock to redemption value (4)	—	(7,967)	—	—	—
Net (loss) income attributable to common stockholders	$(8,441)	$(45,449)	$(71,677)	$(13,765)	$11,428
_____________

(1)
General and administrative expenses in 2016 include a $10.6 million charge for estimated losses associated with claims and anticipated claims by payment card companies from the data security incident, a $2.7 million charge for severance expenses and a $3.0 million charge for an employment-related litigation settlement.

(2)
General and administrative expenses in 2018 include a charge of $3.4 million for the final assessment related to data breach liabilities, and a $0.3 million charge for a litigation settlement related to a Delaware gift card matter.

(3)
Restaurant impairments, closure costs and asset disposals include $1.5 million, $16.2 million, $41.6 million and $25.4 million of charges in 2018, 2017, 2016 and 2015, respectively related to one restaurant in 2018, 34 restaurants in 2017, 54 restaurants in 2016 and 39 restaurants in 2015 that were identified as impaired. Additionally, we recognized $4.1 million, $20.1 million, $2.3 million and $3.1 million in 2018, 2017, 2016 and 2015, respectively, of closure costs which are also included in restaurant impairments, closure costs and asset disposals. The closure costs recognized during 2018 include closure costs of 19 restaurants closed throughout 2018, most of which were at or approaching the expiration of their leases, 2017 includes closure costs of 55 restaurants closed during the first quarter of 2017 and 2015 includes closure costs of the 16 restaurants closed in the fourth quarter of 2015. Restaurant impairments and closure costs in 2018, 2017, 2016 and 2015 presented above include amounts related to restaurants previously impaired or closed.

(4)	Represents the accretion of the preferred stock issued to L Catterton to its full redemption value. See Note 8, Stockholders’ Equity for additional information.

	Fiscal Year
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data and restaurants)
(Loss) earnings per Class A and Class B common share, combined:
Basic	$(0.20)	$(1.20)	$(2.58)	$(0.48)	$0.38
Diluted	$(0.20)	$(1.20)	$(2.58)	$(0.48)	$0.37
Weighted average Class A and Class B common shares outstanding, combined:
Basic	42,329,556	37,759,497	27,808,708	28,938,901	29,717,304
Diluted	42,329,556	37,759,497	27,808,708	28,938,901	31,001,099
Selected Operating Data:
Company-owned restaurants at end of period	394	412	457	422	386
Franchise-owned restaurants at end of period	65	66	75	70	53
Company-owned:
Average unit volumes (1)	$1,119	$1,072	$1,075	$1,103	$1,147
Comparable restaurant sales (2)	3.4%	(2.7)%	(0.9)%	(0.2)%	0.3%
Restaurant contribution (3)	$68,228	$63,997	$61,772	$73,033	$76,164
Restaurant contribution margin (3)	15.0%	14.2%	12.8%	16.2%	19.1%

	As of
	January 1, 2019	January 2, 2018	January 3, 2017	December 29, 2015	December 30, 2014
	(in thousands)
Balance Sheet Data:
Total current assets	$23,351	$22,058	$25,788	$25,401	$22,776
Total assets	172,032	185,233	209,461	239,961	238,539
Total current liabilities	33,147	43,869	49,033	32,914	25,831
Total long-term debt	44,183	57,624	84,676	67,732	27,136
Total liabilities	119,351	149,372	183,643	146,189	98,424
Total stockholders' equity	52,681	35,861	25,818	93,772	140,115
_____________

(1)	Average unit volumes (“AUVs”) consist of average annualized sales of all company-owned restaurants over the trailing 12 periods.

(2)	Comparable restaurant sales represent year-over-year sales for restaurants open for at least 18 full periods.

(3)
Restaurant contribution represents restaurant revenue less restaurant operating costs, which are the cost of sales, labor, occupancy and other operating items. Restaurant contribution margin represents restaurant contribution as a percentage of restaurant revenue. Restaurant contribution and restaurant contribution margin are non-GAAP measures that are neither required by, nor presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and the calculations thereof may not be comparable to similar measures reported by other companies. These measures are supplemental measures of the operating performance of our restaurants and are not reflective of the underlying performance of our business because corporate-level expenses are excluded from these measures.

Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Management does not consider these measures in isolation or as alternatives to financial measures determined in accordance with GAAP. However, management believes that restaurant contribution and restaurant contribution margin are important tools for investors and other interested parties because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management also uses these measures as metrics to evaluate the profitability of incremental sales at our restaurants, restaurant performance across periods and restaurant financial performance compared with competitors. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K for a discussion of restaurant contribution, restaurant contribution margin and other key performance indicators.

A reconciliation of (loss) income from operations to restaurant contribution is presented below:

	Fiscal Year
	2018	2017	2016	2015	2014
	(in thousands)
(Loss) income from operations	$(3,758)	$(33,850)	$(67,528)	$(21,067)	$18,915
Less: Franchising royalties and fees	4,170	4,893	4,930	4,969	4,748
Add: General and administrative	46,092	39,746	55,654	37,244	31,394
Depreciation and amortization	22,872	24,613	28,134	27,802	24,787
Pre-opening	50	935	3,131	4,407	4,425
Restaurant impairments, closure costs and asset disposals	7,142	37,446	47,311	29,616	1,391
Restaurant contribution	$68,228	$63,997	$61,772	$73,033	$76,164

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
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Both fiscal years 2018 and 2017, which ended on January 1, 2019 and January 2, 2018, respectively, contained 52 weeks. Fiscal year 2016, which ended on January 3, 2017, contained 53 weeks. We refer to our fiscal years as 2018, 2017 and 2016. Our fiscal quarters each contained 13 operating weeks, with the exception of the fourth quarter of 2016, which had 14 operating weeks.
Overview
Noodles & Company is a restaurant concept offering lunch and dinner within the fast-casual segment of the restaurant industry. We opened our first location in 1995, offering noodle and pasta dishes, staples of many cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally-inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, soups, salads and appetizers. We believe we offer our customers value with per person spend of approximately $8.99 in 2018.
Recent Trends, Risks and Uncertainties
Comparable Restaurant Sales. In fiscal 2018, system-wide comparable restaurant sales increased 3.7%, comprised of a 3.4% increase for company-owned restaurants and a 5.5% increase for franchise restaurants. Comparable restaurant sales represent year-over-year sales comparisons for restaurants open for at least 18 full periods. Our ability to continue to increase comparable restaurant sales depends in part on our ability to successfully implement our operational strategies and initiatives.
Increased Labor Costs. Similar to much of the restaurant industry, our base labor costs have risen in recent periods. In 2018, we were able to mitigate the impact of increased base labor costs through labor efficiencies; however, we expect that labor costs will continue to rise as wage rates and benefit costs increase. Some jurisdictions in which we operate have recently increased their minimum wage by a significant amount and other jurisdictions are considering similar actions. Significant additional government-imposed increases could materially affect our labor costs.
Certain Restaurant Closures. We closed 55 company-owned restaurants in the first quarter of 2017. These restaurants significantly underperformed our restaurant averages, as measured by average unit volumes (“AUVs”), restaurant contribution margin and cash flow. Closing these restaurants has favorably affected our net income, restaurant contribution, restaurant contribution margin, adjusted EBITDA and adjusted EBITDA. Additionally, we closed 19 company-owned restaurants in 2018, most of which were at or approaching the expiration of their leases. We currently do not anticipate significant restaurant closures for the foreseeable future; however, we may from time to time close certain restaurants, including closures at, or near, the expiration of their leases.
Restaurant Development. We have reduced our rate of company-owned restaurant unit growth, resulting in our revenue growing at a slower rate than would be expected if our unit growth rate continued at the historical rate. We believe this more moderate growth strategy will enhance our ability to focus on improving restaurant operations and profitability. New restaurants have historically contributed substantially to our revenue growth. In 2018, we opened one company-owned restaurant and closed 19 company-owned restaurants, while our franchisees did not open any new restaurants and closed one restaurant. As of January 1, 2019, we had 394 company-owned restaurants and 65 franchise restaurants in 29 states and the District of Columbia.
Given recent improvement in performance, operating effectiveness and liquidity, we are currently pursuing a disciplined development pipeline to execute a modest new unit growth rate in the near term. In 2019, we plan to open between four and six company-owned restaurants.

Impairment of Long-lived Assets. Over the past several years we have recognized significant impairment charges. During 2017 and 2016, 34 restaurants and 54 restaurants were identified as impaired, respectively. Impairment is based on our current assessment of the expected future cash flows of various restaurants based on recent results and other specific market factors. Many of these restaurants we had opened in the last three to four years in newer markets where brand awareness of our restaurants was not as strong and where it had been more difficult to adequately staff our restaurants. In 2018 we identified one restaurant as impaired. Although impairment charges have meaningfully declined in 2018 versus prior years, we may recognize impairment charges in the future.

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
Comparable Restaurant Sales
Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. As of the end of 2018, 2017 and 2016, there were 392, 385 and 393 restaurants, respectively, in our comparable restaurant base for company-owned locations. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded. Changes in comparable restaurant sales are generated by changes in traffic, which we calculate as the number of entrées sold, or changes in per-person spend, calculated as sales divided by traffic. Per-person spend can be influenced by changes in menu prices and the mix and number of items sold per person.
Measuring our comparable restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	consumer recognition of our brand and our ability to respond to changing consumer preferences;

•	overall economic trends, particularly those related to consumer spending;

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;

•	pricing;

•	the number of restaurant transactions, per-person spend and average check amount;

•	marketing and promotional efforts;

•	abnormal weather patterns;

•	food safety and foodborne illness concerns;

•	local competition;

•	trade area dynamics;

•	introduction of new and seasonal menu items and limited time offerings; and

•	opening new restaurants in the vicinity of existing locations.
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

The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Year
	2018	2017	2016
	(in thousands)
Net loss	$(8,441)	$(37,482)	$(71,677)
Depreciation and amortization	22,872	24,613	28,134
Interest expense, net	4,305	3,839	2,916
(Benefit) provision for income taxes	(248)	(207)	1,233
EBITDA	$18,488	$(9,237)	$(39,394)
Restaurant impairments, closure costs and asset disposals (1)	7,142	37,446	47,311
Litigation settlements and data breach assessments (2)	3,796	(401)	13,622
Fees and costs related to the registration statement and related transactions (3)	53	679	—
Loss on extinguishment of debt (4)	626	—	—
Severance costs (5)	278	581	2,034
Stock-based compensation expense (6)	2,979	1,513	2,319
Adjusted EBITDA	$33,362	$30,581	$25,892
_____________

(1)
Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. Additionally, 2018 includes closure costs of the 19 restaurants closed during 2018 and the impairment of one restaurant, 2017 includes the closure costs related to the 55 restaurants closed in the first quarter of 2017 and the impairment of 34 restaurants, and 2016 includes the impairment of 54 restaurants. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals.

(2)
Fiscal year 2018 includes a charge of $3.4 million for the final settlement related to data breach liabilities, and a $0.3 million charge for a litigation settlement related to a Delaware gift card matter. Fiscal year 2017 includes a gain on an employment-related litigation settlement due to final settlement being less than what the Company had previously accrued. Fiscal year 2016 includes the initial charge of $10.6 million for estimated losses associated with claims and anticipated claims by payment card companies from a data security incident and a $3.0 million charge for estimated costs of the employment-related litigation settlement.

(3)
Fiscal year 2018 includes expenses related to the registration statement the Company filed in the second quarter of 2018. Fiscal year 2017 includes expenses related to the registration statement the Company filed in the first quarter of 2017, which registration statement was later withdrawn.

(4)
Fiscal year 2018 includes the loss on extinguishment of debt, which resulted from writing off certain remaining unamortized balances of debt issuance costs related to the our outstanding indebtedness with Bank of America, N.A. (the “Prior Credit Facility”) when it was repaid in full in the second quarter of 2018.

(5)
Fiscal year 2018 includes severance costs from departmental structural changes. Fiscal year 2017 includes severance costs related to the departure of our Chief Operations Officer and additional changes to operations departmental structure. Fiscal year 2016 includes severance costs related to the departures of our Chief Executive Officer and Chief Marketing Officer and from a reduction in headcount as a result of reducing new restaurant development.

(6)
Fiscal year 2018 includes additional expense due to the 2017 and 2018 annual grants both being granted in 2018. Fiscal year 2016 includes a $0.7 million charge for modifying the outstanding stock options for Kevin Reddy, who resigned from his positions as the Chairman of the Board and Chief Executive Officer of the Company in July 2016.

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
Other Restaurant Operating Costs
Other restaurant operating costs include the costs of repairs and maintenance, utilities, restaurant-level marketing, credit card processing fees, delivery fees, restaurant supplies and other restaurant operating costs. Similar to certain other costs, they are expected to grow proportionally as restaurant revenue grows.
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

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened or closed in the years indicated:

	Fiscal Year
	2018	2017	2016
Company-Owned Restaurants
Beginning of period	412	457	422
Openings	1	12	38
Closures	(19)	(57)	(3)
End of period	394	412	457
Franchise Restaurants
Beginning of period	66	75	70
Openings	—	3	6
Closures	(1)	(12)	(1)
End of period	65	66	75
Total restaurants	459	478	532

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue. Fiscal years 2018 and 2017 each contained 52 operating weeks, and fiscal year 2016 contained 53 operating weeks.

	Fiscal Year
	2018	2017	2016
Revenue:
Restaurant revenue	99.1%	98.9%	99.0%
Franchising royalties and fees	0.9%	1.1%	1.0%
Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	26.7%	26.9%	27.1%
Labor	33.0%	33.3%	33.4%
Occupancy	10.8%	11.5%	11.6%
Other restaurant operating costs	14.5%	14.2%	15.1%
General and administrative	10.1%	8.7%	11.4%
Depreciation and amortization	5.0%	5.4%	5.8%
Pre-opening	—%	0.2%	0.6%
Restaurant impairments, closure costs and asset disposals	1.6%	8.2%	9.7%
Total costs and expenses	100.8%	107.4%	113.9%
Loss from operations	(0.8)%	(7.4)%	(13.9)%
Loss on extinguishment of debt	0.1%	—%	—%
Interest expense, net	1.0%	0.9%	0.6%
Loss before income taxes	(1.9)%	(8.3)%	(14.5)%
(Benefit) provision for income taxes	(0.1)%	(0.1)%	0.2%
Net loss	(1.8)%	(8.2)%	(14.7)%

Fiscal Year 2018 compared to Fiscal Year 2017
Fiscal years 2018 and 2017 contained 52 operating weeks. The table below presents our operating results for 2018 and 2017, and the related year-over-year changes:

	Fiscal Year		Increase / (Decrease)
	2018	2017	$	%
	(in thousands)
Revenue:
Restaurant revenue	$453,671	$451,599	$2,072	0.5%
Franchising royalties and fees	4,170	4,893	(723)	(14.8)%
Total revenue	457,841	456,492	1,349	0.3%
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	121,102	121,473	(371)	(0.3)%
Labor	149,746	150,161	(415)	(0.3)%
Occupancy	49,020	51,877	(2,857)	(5.5)%
Other restaurant operating costs	65,575	64,091	1,484	2.3%
General and administrative	46,092	39,746	6,346	16.0%
Depreciation and amortization	22,872	24,613	(1,741)	(7.1)%
Pre-opening	50	935	(885)	(94.7)%
Restaurant impairments, closure costs and asset disposals	7,142	37,446	(30,304)	(80.9)%
Total costs and expenses	461,599	490,342	(28,743)	(5.9)%
Loss from operations	(3,758)	(33,850)	30,092	88.9%
Loss on extinguishment of debt	626	—	626	100.0%
Interest expense, net	4,305	3,839	466	12.1%
Loss before income taxes	(8,689)	(37,689)	29,000	76.9%
Benefit from income taxes	(248)	(207)	(41)	19.8%
Net loss	$(8,441)	$(37,482)	$29,041	77.5%
Company-owned:
Average unit volumes	$1,119	$1,072	$47	4.4%
Comparable restaurant sales	3.4%	(2.7)%
Revenue
Total revenue increased by $1.3 million, or 0.3%, in 2018 compared to 2017. This increase was primarily due to the increase in comparable restaurant sales and additional restaurant openings since the beginning of 2017, partially offset by restaurants closed since the beginning of 2017, including the closing of 19 company-owned restaurants in 2018, most of which were at or approaching the expiration of their leases, and the closing of 55 company-owned restaurants in the first quarter of 2017.
System-wide comparable restaurant sales growth was 3.7% in 2018, comprised of a 3.4% increase at company-owned restaurants and a 5.5% increase at franchise-owned restaurants.

Cost of Sales
Cost of sales decreased by $0.4 million, or 0.3%, in 2018 compared to 2017. As a percentage of restaurant revenue, cost of sales decreased to 26.7% in 2018 from 26.9% in 2017. The decrease as a percentage of restaurant revenue was primarily due to favorable commodity pricing and savings from supply chain initiatives, partially offset by the nationwide launch in the second quarter of 2018 of Zoodles, which have a higher cost of goods sold than other noodle offerings.
Labor Costs
Labor costs decreased by $0.4 million, or 0.3%, in 2018 compared to 2017. As a percentage of restaurant revenue, labor costs decreased to 33.0% in 2018 from 33.3% in 2017. The decrease as a percentage of restaurant revenue was driven by the benefit of closing underperforming restaurants in the first quarter of 2017, which generally had higher labor costs as a percentage of revenue than the balance of our portfolio, labor savings initiatives and leverage on higher AUVs, partially offset by labor inflation and increased incentive compensation.
Occupancy Costs
Occupancy costs decreased by $2.9 million, or 5.5%, in 2018 compared to 2017, due primarily to the favorable impact of restaurant closures since the beginning of 2017, which generally had higher occupancy costs as a percentage of revenue than the balance of our portfolio. As a percentage of restaurant revenue, occupancy costs decreased to 10.8% in 2018 from 11.5% in 2017, due to leverage on higher AUVs.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $1.5 million, or 2.3%, in 2018 compared to 2017, due primarily to expenses associated with marketing, culinary, and off-premise initiatives in 2018. As a percentage of restaurant revenue, other restaurant operating costs increased to 14.5% in 2018 from 14.2% in 2017, due primarily to expenses associated with the above-mentioned initiatives, partially offset by leverage on higher AUVs.
General and Administrative Expense
General and administrative expense increased by $6.3 million, or 16.0%, in 2018 compared to 2017, primarily due to a $3.4 million charge for the final assessment related to the data breach liabilities, a $0.3 million charge for a litigation settlement related to a Delaware gift card matter and increased incentive compensation. As a percentage of revenue, general and administrative expense increased to 10.1% in 2018 compared to 8.7% in 2017.
Depreciation and Amortization
Depreciation and amortization decreased by $1.7 million, or 7.1%, in 2018 compared to 2017, due primarily to restaurants impaired or closed in prior years. As a percentage of revenue, depreciation and amortization decreased to 5.0% in 2018 from 5.4% in 2017.
Pre-Opening Costs
Pre-opening costs decreased by $0.9 million, or 94.7%, in 2018 compared to 2017 due to fewer restaurants under construction compared to the prior year.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals decreased by $30.3 million, or 80.9%, in 2018 compared to 2017. In 2018, we recognized $4.1 million of closure costs primarily related to 19 restaurants closed in 2018, most of which were at or approaching the expiration of their leases, compared to $20.1 million of closure costs recognized in 2017 primarily related to the closure of 55 restaurants in the first quarter of 2017. Both periods include ongoing costs of restaurants closed in previous years.
Additionally, in 2018 we recognized $1.5 million of impairment charges related to the impairment of one restaurant, compared to $16.2 million of impairment charges recognized in 2017 related to the impairment of 34 restaurants. Both periods include ongoing equipment costs for restaurants previously impaired.
Each quarter we evaluate possible impairment of property and equipment at the restaurant level and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. There can be no assurance that such evaluations will not result in additional impairment costs in future periods.

Loss on Extinguishment of Debt
In May 2018, we entered into a credit facility with U.S. Bank National Association (the “2018 Credit Facility”) and repaid in full our outstanding indebtedness under the Prior Credit Facility using funds drawn on the 2018 Credit Facility. Upon repayment, the Prior Credit Facility and all related agreements were terminated. As a result, we wrote off the remaining unamortized balance of debt issuance costs related to the Prior Credit Facility and recognized a loss on extinguishment of debt in the amount of $0.6 million in 2018.
Interest Expense
Interest expense increased by $0.5 million, or 12.1% in 2018 compared to 2017. The increase was the result of an increase in the average interest rate on our credit facility and higher amortization of debt issuance costs, partially offset by lower average debt balances during 2018 compared to 2017.
Benefit from Income Taxes
The effective tax rate was 2.9% in 2018 compared to 0.5% in 2017. The effective tax rate in 2018 reflects changes made by the Tax Cuts and Jobs Act of 2017 (“Tax Act”), which enabled us to release a portion of the previously recorded valuation allowance as a benefit from income tax. The effective tax rate in 2017 is primarily related to disallowed tax amortization on indefinite-lived intangibles. We will continue to maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Fiscal Year 2017 compared to Fiscal Year 2016
Fiscal year 2017 contained 52 operating weeks and fiscal year 2016 contained 53 operating weeks. The table below presents our operating results for 2017 and 2016, and the related year-over-year changes:

	Fiscal Year		Increase / (Decrease)
	2017	2016	$	%
	(in thousands)
Revenue:
Restaurant revenue	$451,599	$482,544	$(30,945)	(6.4)%
Franchising royalties and fees	4,893	4,930	(37)	(0.8)%
Total revenue	456,492	487,474	(30,982)	(6.4)%
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	121,473	130,630	(9,157)	(7.0)%
Labor	150,161	161,219	(11,058)	(6.9)%
Occupancy	51,877	55,912	(4,035)	(7.2)%
Other restaurant operating costs	64,091	73,011	(8,920)	(12.2)%
General and administrative	39,746	55,654	(15,908)	(28.6)%
Depreciation and amortization	24,613	28,134	(3,521)	(12.5)%
Pre-opening	935	3,131	(2,196)	(70.1)%
Restaurant impairments, closure costs and asset disposals	37,446	47,311	(9,865)	(20.9)%
Total costs and expenses	490,342	555,002	(64,660)	(11.7)%
Loss from operations	(33,850)	(67,528)	33,678	(49.9)%
Interest expense, net	3,839	2,916	923	31.7%
Loss before income taxes	(37,689)	(70,444)	32,755	(46.5)%
(Benefit) provision for income taxes	(207)	1,233	(1,440)	*
Net loss	$(37,482)	$(71,677)	$34,195	(47.7)%
Company-owned:
Average unit volumes	$1,072	$1,075	$(3)	(0.3)%
Comparable restaurant sales	(2.7)%	(0.9)%
_____________

*	Not meaningful.

Revenue
Total revenue decreased by $31.0 million, or 6.4%, in 2017 compared to 2016. This decrease was due to the impact of closing 55 company-owned restaurants in the first quarter of 2017 and a decline in comparable company-owned restaurant sales (as described below), partially offset by additional restaurant openings since the beginning of 2016. Total revenue in the prior fiscal year was also higher by approximately $8.1 million due to the impact of an additional operating week in 2016.
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
(Benefit) Provision for Income Taxes
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

Quarterly Financial Data
The following table presents select historical quarterly consolidated statements of operations data and other operations data for fiscal years 2018 and 2017. Each fiscal quarter contained 13 operating weeks.

	Quarter Ended
	January 1, 2019	October 2, 2018	July 3, 2018	April 3, 2018	January 2, 2018	October 3, 2017	July 4, 2017	April 4, 2017
	(in thousands, except restaurants, unaudited)
Revenue:
Restaurant revenue	$112,055	$115,552	$116,451	$109,613	$111,424	$113,020	$111,628	$115,527
Franchising royalties and fees	1,138	1,175	944	913	1,350	1,191	1,164	1,188
Total revenue	$113,193	$116,727	$117,395	$110,526	$112,774	$114,211	$112,792	$116,715
Income (loss) from operations	$950	$2,132	$(4,162)	$(2,678)	$87	$(7,483)	$(808)	$(25,646)
Net income (loss) (1)(2)	$19	$1,050	$(5,935)	$(3,575)	$(487)	$(8,335)	$(1,815)	$(26,845)
Net income (loss) attributable to common stockholders (3)	$19	$1,050	$(5,935)	$(3,575)	$(487)	$(8,335)	$(8,816)	$(27,810)
Selected Operating Data:
Company-owned restaurants at end of period	394	401	404	411	412	413	413	409
Franchise-owned restaurants at end of period	65	65	65	65	66	66	73	73
Company-owned:
Average unit volumes	$1,119	$1,107	$1,092	$1,080	$1,072	$1,066	$1,065	$1,067
Comparable restaurant sales	3.7%	5.2%	5.0%	(0.3)%	(0.9)%	(3.8)%	(3.9)%	(2.5)%
Restaurant contribution margin	15.2%	16.4%	15.5%	12.9%	15.1%	15.6%	15.0%	11.0%
_____________

(1)
Fiscal year 2018 includes costs related to seven restaurants closed in the fourth quarter of 2018, three restaurants closed in the third quarter of 2018, seven restaurants closed in the second quarter of 2018 and two restaurants that closed in the first quarter of 2018, most of which were at or approaching the expiration of their leases. The closure costs recognized were $0.6 million in the fourth quarter of 2018, $1.5 million in the third quarter of 2018, $1.5 million in the second quarter of 2018 and $0.6 million in the first quarter of 2018. Each period in 2018 presented above includes ongoing costs of restaurants closed in previous years. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals, for additional disclosure on closures. Lastly, the second quarter of 2018 includes a $3.4 million charge for the final assessment related to the data breach liabilities.

(2)
Fiscal year 2017 includes the impact of impairing three restaurants in the fourth quarter of 2017, 18 restaurants in the third quarter of 2017, nine restaurants in the second quarter of 2017 and four restaurants in the first quarter of 2017. The impairment costs recognized were $1.1 million in the fourth quarter of 2017, $9.1 million in the third quarter of 2017, $4.0 million in the second quarter of 2017 and $1.9 million in the first quarter of 2017. Additionally, the first quarter of 2017 includes $19.9 million of closure costs primarily related to the 55 restaurants closed in the first quarter of 2017. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals, for additional disclosure on closures.

(3)
The net loss attributable to common stockholders in the first and second quarter of 2017 includes the impact of accretion of the preferred stock issued to L Catterton to its full redemption value. See Note 8, Stockholders’ Equity for additional information.

A reconciliation of income (loss) from operations to restaurant contribution is presented below:

	Quarter Ended
	January 1, 2019	October 2, 2018	July 3, 2018	April 3, 2018	January 2, 2018	October 3, 2017	July 4, 2017	April 4, 2017
	(in thousands, unaudited)
Income (loss) from operations	$950	$2,132	$(4,162)	$(2,678)	$87	$(7,483)	$(808)	$(25,646)
Less: Franchising royalties and fees	1,138	1,175	944	913	1,350	1,191	1,164	1,188
Add: General and administrative	10,612	10,399	14,813	10,268	9,880	9,807	9,393	10,666
Depreciation and amortization	5,465	5,790	5,797	5,820	5,884	6,183	6,279	6,267
Pre-opening	—	—	3	47	75	69	246	545
Restaurant impairments, closure costs and asset disposals	1,190	1,792	2,580	1,580	2,299	10,263	2,830	22,054
Restaurant contribution	$17,079	$18,938	$18,087	$14,124	$16,875	$17,648	$16,776	$12,698

Liquidity and Capital Resources
Overview
As of January 1, 2019, our available cash and cash equivalents balance was $4.7 million and $39.4 million was available for future borrowings under our 2018 Credit Facility.
Our short-term obligations consist primarily of certain lease and other contractual commitments related to our operations, normal recurring operating expenses, working capital needs, capital improvements and maintenance of our restaurants, regular interest payments on our debt obligations and certain non-recurring expenditures (see Contractual Obligations).
Our long-term obligations consist primarily of certain lease and other contractual commitments related to our operations and principal payments on our outstanding debt obligations (see Contractual Obligations).
In the first quarter of 2017, we completed two private placement transactions for aggregate gross proceeds of $50.0 million ($45.7 million net of transaction expenses). We utilized the net proceeds from these transactions to (i) pursue our operational strategies, (ii) fund costs related to the restaurants closed in the first quarter of 2017, including lease termination costs, real estate advisor and broker fees, and other restaurant closure costs, including severance for terminated employees (the “Restaurant Closing Liabilities”) and (iii) fund estimated losses associated with claims and anticipated claims by payment card companies for non-ordinary course operating expenses, card issuer losses and replacement card losses (the “Data Breach Liabilities”).
In the second quarter of 2018, we entered into the 2018 Credit Facility comprised of a $25.0 million term loan facility, a $65.0 million revolving credit line, which includes a $15.0 million letter of credit sub-facility, and a $10.0 million swingline sub-facility. We used the net proceeds of this transaction to repay in full the outstanding indebtedness under our Prior Credit Facility.
In the third quarter of 2018, we sold shares of our common stock in a public offering for aggregate gross proceeds of $25.0 million ($23.0 million after deducting the underwriting discounts and commissions, and net of transaction expenses incurred). We utilized the net proceeds from this transaction to pay down borrowings under the 2018 Credit Facility and to fund working capital obligations, including the payment of the final assessment for the Data Breach Liabilities.
In 2018, we paid approximately $5.4 million for the termination of leases related to restaurants closed in the first quarter of 2017, including related fees and expenses.
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

We believe that we have sufficient liquidity to meet our liquidity needs and capital resource requirements for the next twelve months primarily through currently available cash and cash equivalents, cash flows from operations and undrawn capacity under our revolving credit line.
Cash Flow Analysis
Cash flows from operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	January 1, 2019	January 2, 2018	January 3, 2017
	(in thousands)
Net cash provided by operating activities	$5,346	$4,102	$24,737
Net cash used in investing activities	(13,838)	(20,828)	(42,757)
Net cash provided by financing activities	9,786	18,265	17,904
Effect of exchange rate changes on cash	—	(15)	41
Net increase (decrease) in cash and cash equivalents	$1,294	$1,524	$(75)
Operating Activities
Net cash provided by operating activities in 2018 increased $1.2 million compared to 2017. The improvement in operating cash flows resulted primarily from lower net loss during 2018 compared to 2017, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, closure costs and asset disposals, and changes in working capital due to timing.
Additionally, we paid approximately $5.0 million less in payments for the termination of leases related to closed restaurants, paid $2.6 million less for an employment-related litigation settlement and paid $7.0 million more for the Data Breach Liabilities in 2018 compared to 2017.
Net cash provided by operating activities in 2017 decreased $20.6 million compared to 2016. The decrease resulted primarily from the payments in 2017 related to the termination of leases related to closed restaurants, an employment-related litigation settlement and for the Data Breach Liabilities, as discussed above, as well as other working capital changes due primarily to timing.
Investing Activities
Net cash used in investing activities was primarily related to new restaurant capital expenditures for the opening of one, 12 and 38 company-owned restaurants in 2018, 2017 and 2016, respectively, as well as infrastructure improvements. The decrease in investing activities in 2018 from 2017, and 2017 from 2016 was a result of our decision to reduce new restaurant development during the second half of 2016, partially offset by increased spending in our information technology infrastructure. All periods presented above include reinvestment in existing restaurants and investments in technology.
Financing Activities
Net cash provided by financing activities decreased $8.5 million in 2018 compared to 2017. During 2018, the primary sources and uses of cash from financing activities included net proceeds of $23.0 million from our public offering of our common stock, net of repayments of $12.1 million on long-term debt. During 2017, the primary sources and uses of cash from financing activities included net proceeds from the private placement transactions of $45.7 million, net of repayments of $26.5 million on long-term debt.
Capital Resources
Future Capital Expenditure Requirements. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants, as well as information technology expenses and other general corporate capital expenditures.
Our total capital expenditures for 2018 were $14.3 million, and we expect to incur capital expenditures of approximately $24.0 million to $30.0 million in 2019, related to our construction of new restaurants before any reductions for landlord reimbursements, reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by a combination of cash from operations and borrowings under our revolving credit facility.
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
As of January 1, 2019, we had $46.6 million of indebtedness (excluding $1.7 million of unamortized debt issuance costs) and $3.7 million of letters of credit outstanding under our 2018 Credit Facility. The term loan requires principal payments of $156,250 per quarter which began in the second quarter of 2018 and continues through the first quarter of 2019, $187,500 per quarter thereafter through the first quarter of 2020, $375,000 per quarter thereafter through the first quarter of 2021, and $531,250 per quarter thereafter through maturity in the second quarter of 2022.
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
Availability of borrowings under the 2018 Credit Facility is conditioned upon our compliance with the terms of the 2018 Credit Facility, including the financial covenants and other customary affirmative and negative covenants, such as limitations on additional borrowings, acquisitions, dividend payments and lease commitments, and customary representations and warranties. As of January 1, 2019, we were in compliance with all of our debt covenants.
We expect that we will meet all applicable financial covenants in our 2018 Credit Facility, including the maximum consolidated total lease-adjusted leverage ratio, through at least the fiscal year ending December 31, 2019. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit facility. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
Our 2018 Credit Facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.

Contractual Obligations
Our contractual obligations at January 1, 2019 were as follows:

		Payments Due by Period
	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Lease obligations (1)	$227,352	$42,652	$75,235	$55,051	$54,414
Purchase obligations (2)	41,620	34,383	7,237	—	—
Long-term debt (3)	46,576	719	3,282	42,575	—
Other liabilities (4)	707	345	334	19	9
Total contractual obligations	$316,255	$78,099	$86,088	$97,645	$54,423
_____________

(1)
We are obligated under non-cancellable leases for our restaurants, administrative offices and equipment. Some restaurant leases provide for contingent rental payments based on sales thresholds, which are excluded from this table. We also include capital leases for computer equipment of approximately $0.4 million.

(2)	We enter into various purchase obligations in the ordinary course of business. Our binding purchase obligations relate to volume commitments for beverage and food products.

(3)
Reflects the minimum required quarterly principal payments and full payment of our long-term debt at maturity of our credit facility in May 2022. Interest payments associated with variable-rate long-term debt have not been included in the table. Assuming that the remaining unpaid balance on the term loan after minimum required quarterly payments and our $21.9 million outstanding revolving line of credit as of January 1, 2019 are repaid at maturity, and utilizing a weighted-average of interest rates in effect as of January 1, 2019, our annual interest payments (including commitment fees and letter of credit fees) on variable-rate long-term debt as of January 1, 2019 is anticipated to be approximately $2.9 million, $2.8 million, $2.7 million and $0.9 million for 2019, 2020, 2021 and 2022, respectively. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of January 1, 2019 and do not reflect interest obligations on potential future debt. See “Liquidity and Capital Resources” for a discussion of the terms of the revolving credit facility.

(4)	Reflects the expected payments associated with our commitment under our non-qualified deferred compensation plan.

Off-Balance Sheet Arrangements
Except for operating leases (primarily restaurant leases), we do not have any off-balance sheet arrangements or obligations as of January 1, 2019.
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
Impairment of Long-Lived Assets
We review long-lived assets, such as property and equipment and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, overall restaurant operating performance and projections for future performance. These estimates result in a wide range of variability on a year to year basis due to the nature of the criteria. Negative restaurant-level cash flow over the previous 12 periods is considered a potential impairment indicator. In such situations, we evaluate future undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding the future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment.
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
Self-Insurance Programs
We are self-insured for health, workers’ compensation, general and liability and property damage. Predetermined loss limits have been arranged with insurance companies to limit our per occurrence cash outlay. Estimated costs to settle reported claims and incurred but unreported claims for health and workers’ compensation self-insured plans are recorded in accrued payroll and benefits and for general and liability and property damage in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
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
Recently Issued Accounting Pronouncements
Refer to Note 1, Business and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements of this report.

ITEM 7A.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of January 1, 2019, there was $46.6 million in outstanding borrowings under our credit facility. A plus or minus 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.5 million on an annualized basis.
Commodity Price Risk
We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percentage of restaurant revenue.
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that affected our results from 2015 through 2018. We expect wage inflation to continue to affect our results in the near future.

ITEM 8.	Financial Statements and Supplementary Data

Noodles & Company

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Balance Sheets
(in thousands, except share data)

	January 1, 2019	January 2, 2018
Assets
Current assets:
Cash and cash equivalents	$4,655	$3,361
Accounts receivable	2,391	2,434
Inventories	9,646	9,929
Prepaid expenses and other assets	6,474	6,258
Income tax receivable	185	76
Total current assets	23,351	22,058
Property and equipment, net	138,774	152,593
Goodwill	6,400	6,400
Intangibles, net	1,291	1,565
Other assets, net	2,216	2,617
Total long-term assets	148,681	163,175
Total assets	$172,032	$185,233
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,854	$10,929
Accrued payroll and benefits	13,391	11,719
Accrued expenses and other current liabilities	11,183	21,221
Current portion of long-term debt	719	—
Total current liabilities	33,147	43,869
Long-term debt, net	44,183	57,624
Deferred rent	37,334	38,872
Deferred tax liabilities, net	133	416
Other long-term liabilities	4,554	8,591
Total liabilities	119,351	149,372
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of January 1, 2019 and January 2, 2018; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of January 1, 2019 and January 2, 2018; 46,353,309 issued and 43,929,438 outstanding as of January 1, 2019 and 43,550,329 issued and 41,126,458 outstanding as of January 2, 2018	464	436
Treasury stock, at cost, 2,423,871 shares as of January 1, 2019 and January 2, 2018, respectively	(35,000)	(35,000)
Additional paid-in capital	198,352	171,613
Accumulated deficit	(111,135)	(101,188)
Total stockholders’ equity	52,681	35,861
Total liabilities and stockholders’ equity	$172,032	$185,233
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year Ended
	January 1, 2019	January 2, 2018	January 3, 2017
Revenue:
Restaurant revenue	$453,671	$451,599	$482,544
Franchising royalties and fees	4,170	4,893	4,930
Total revenue	457,841	456,492	487,474
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	121,102	121,473	130,630
Labor	149,746	150,161	161,219
Occupancy	49,020	51,877	55,912
Other restaurant operating costs	65,575	64,091	73,011
General and administrative	46,092	39,746	55,654
Depreciation and amortization	22,872	24,613	28,134
Pre-opening	50	935	3,131
Restaurant impairments, closure costs and asset disposals	7,142	37,446	47,311
Total costs and expenses	461,599	490,342	555,002
Loss from operations	(3,758)	(33,850)	(67,528)
Loss on extinguishment of debt	626	—	—
Interest expense, net	4,305	3,839	2,916
Loss before income taxes	(8,689)	(37,689)	(70,444)
(Benefit) provision for income taxes	(248)	(207)	1,233
Net loss	(8,441)	(37,482)	(71,677)
Accretion of preferred stock to redemption value	—	(7,967)	—
Net loss attributable to common stockholders	$(8,441)	$(45,449)	$(71,677)

Loss per Class A and Class B common stock, combined
Basic	$(0.20)	$(1.20)	$(2.58)
Diluted	$(0.20)	$(1.20)	$(2.58)
Weighted average Class A and Class B common stock outstanding, combined
Basic	42,329,556	37,759,497	27,808,708
Diluted	42,329,556	37,759,497	27,808,708
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Fiscal Year Ended
	January 1, 2019	January 2, 2018	January 3, 2017
Net loss	$(8,441)	$(37,482)	$(71,677)
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	(109)	83
Other comprehensive (loss) income	—	(109)	83
Comprehensive loss	$(8,441)	$(37,591)	$(71,594)
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock(1) (2)		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount	Shares	Amount
Balance—December 29, 2015	30,138,672	$301	2,423,871	$(35,000)	$120,634	$(134)	$7,971	$93,772	$—
Proceeds from exercise of stock options and employee stock purchase plan	162,253	2	—	—	1,098	—	—	1,100	—
Stock-based compensation expense	—	—	—	—	2,540	—	—	2,540	—
Net loss	—	—	—	—	—	—	(71,677)	(71,677)	—
Other comprehensive income	—	—	—	—	—	83	—	83	—
Balance—January 3, 2017	30,300,925	303	2,423,871	(35,000)	124,272	(51)	(63,706)	25,818	—
Issuance of preferred stock and warrants to L Catterton in connection with the private placement, net of transaction expenses	—	—	—	—	6,056	—	—	6,056	10,533
Issuance of common stock in connection with the Mill Road private placement, net of transaction expenses	8,873,240	89	—	—	29,021	—	—	29,110	—
Accretion of preferred stock	—	—	—	—	(7,967)	—	—	(7,967)	7,967
Conversion of preferred stock to L Catterton	4,252,873	43	—	—	18,457	—	—	18,500	(18,500)
Proceeds from exercise of stock options and employee stock purchase plan	123,291	1	—	—	82	—	—	83	—
Stock-based compensation expense	—	—	—	—	1,692	—	—	1,692	—
Net loss	—	—	—	—	—	—	(37,482)	(37,482)	—
Other comprehensive income, net	—	—	—	—	—	51	—	51	—
Balance—January 2, 2018	43,550,329	436	2,423,871	(35,000)	171,613	—	(101,188)	35,861	—
Issuance of common stock in connection with a public offering, net of transaction expenses	2,500,000	25	—	—	22,967	—	—	22,992	—
Proceeds from exercise of stock options and employee stock purchase plan	302,980	3	—	—	746	—	—	749	—
Stock-based compensation expense	—	—	—	—	3,026	—	—	3,026	—
Cumulative catch-up adjustment for ASC 606	—	—	—	—	—	—	(1,506)	(1,506)	—
Net loss	—	—	—	—	—	—	(8,441)	(8,441)	—
Balance—January 1, 2019	46,353,309	$464	2,423,871	$(35,000)	$198,352	$—	$(111,135)	$52,681	$—
_____________

(1)	Unless otherwise noted, activity relates to Class A common stock

(2)
On May 24, 2018, 1,522,098 shares of Class B common stock was converted into the same number of the Company’s Class A common stock. As a result of the conversion, no shares of the Company’s Class B common stock are outstanding as of the fiscal year ended January 1, 2019.

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	January 1, 2019	January 2, 2018	January 3, 2017
Operating activities
Net loss	$(8,441)	$(37,482)	$(71,677)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,872	24,613	28,134
Deferred income taxes, net	(283)	(228)	1,099
Restaurant impairments, closure costs and asset disposals	6,992	30,859	45,536
Loss on extinguishment of debt	626	—	—
Amortization of debt issuance costs	607	465	140
Stock-based compensation	2,979	1,514	2,319
Loss on liquidation of Canadian subsidiary	—	70	—
Gain on insurance proceeds received for property damage	(370)	—	(494)
Changes in operating assets and liabilities:
Accounts receivable	91	2,976	(443)
Inventories	(541)	(387)	(790)
Prepaid expenses and other assets	185	332	162
Accounts payable	(1,580)	(1,302)	(2,440)
Deferred rent	(1,396)	1,597	5,328
Income taxes	(109)	180	564
Accrued expenses and other liabilities	(16,286)	(19,105)	17,299
Net cash provided by operating activities	5,346	4,102	24,737
Investing activities
Purchases of property and equipment	(14,338)	(20,828)	(43,335)
Insurance proceeds received for property damage	500	—	578
Net cash used in investing activities	(13,838)	(20,828)	(42,757)
Financing activities
Net repayments from swing line loan	(101)	(96)	(1,649)
Proceeds from borrowings on long-term debt	74,889	10,532	19,800
Payments on long-term debt	(87,030)	(37,015)	(1,000)
Debt issuance costs	(1,713)	(938)	(347)
Issuance of preferred stock and common stock warrants, net of transaction expenses (see Note 8)	—	16,589	—
Issuance of common stock, net of transaction expenses (see Note 8)	22,992	29,110	—
Proceeds from exercise of stock options and employee stock purchase plan	749	83	1,100
Net cash provided by financing activities	9,786	18,265	17,904
Effect of exchange rate changes on cash	—	(15)	41
Net increase (decrease) in cash and cash equivalents	1,294	1,524	(75)
Cash and cash equivalents
Beginning of year	3,361	1,837	1,912
End of year	$4,655	$3,361	$1,837
See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies
Business
Noodles & Company (the “Company” or “Noodles & Company”), a Delaware corporation, develops and operates fast-casual restaurants that serve globally-inspired noodle and pasta dishes, soups, salads and appetizers. As of January 1, 2019, the Company had 394 company-owned restaurants and 65 franchise restaurants in 29 states and the District of Columbia. The Company operates its business as one operating and reportable segment.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2018 and 2017, which ended on January 1, 2019 and January 2, 2018, respectively, each contained 52 weeks, and fiscal year 2016, which ended on January 3, 2017, contained 53 weeks.
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
Cash and Cash Equivalents
The Company considers all highly liquid investment instruments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from credit card processors as of January 1, 2019 and January 2, 2018, which are included in cash and cash equivalents, were $1.6 million and $1.0 million, respectively. Additionally, the Company records “book overdrafts” when outstanding checks at year end are in excess of cash and cash equivalents. Such book overdrafts are recorded within accounts payable in the accompanying Consolidated Balance Sheets and within operating activities in the accompanying Consolidated Statements of Cash Flows.
Accounts Receivable
Accounts receivable consists primarily of tenant improvement receivables and vendor rebates, as well as amounts due from franchisees and other miscellaneous receivables arising from the normal course of business. The Company believes all amounts to be collectible. Accordingly, no allowance for doubtful accounts has been recorded as of January 1, 2019 or January 2, 2018.
Inventories
Inventories consist of food, beverages, supplies and smallwares, and are stated at the lower of cost (first-in, first-out method) or net realizable value. Smallwares inventory, which consist of the plates, silverware and cooking utensils used in the restaurants, are frequently replaced and are therefore considered current assets. Replacement costs of smallwares inventory are recorded as other restaurant operating costs in the Consolidated Statements of Operations and are expensed as incurred. As of January 1, 2019 and January 2, 2018, smallwares inventory of $6.5 million and $6.7 million, respectively, was included in the accompanying Consolidated Balance Sheets.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Expenditures for major renewals and improvements are capitalized, while expenditures for minor replacements and maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term, which generally includes option periods that are reasonably assured to be exercised. Depreciation and amortization expense on property and equipment, including assets under capital lease, was $22.7 million, $24.5 million and $28.0 million in 2018, 2017 and 2016, respectively.
The estimated useful lives for property and equipment are:

Property and Equipment	Estimated Useful Lives
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture and fixtures	3 to 15 years
Equipment	3 to 7 years

The Company capitalizes internal payroll and payroll-related costs directly related to the successful acquisition, development, design and construction of its new restaurants. Capitalized internal costs were $0.2 million, $0.9 million and $2.4 million in 2018, 2017 and 2016, respectively. Interest incurred on funds used to construct company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $0.1 million, $0.2 million and $0.3 million in 2018, 2017 and 2016, respectively.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill is not subject to amortization, but instead is tested for impairment at least annually (or more often, if necessary) as of the first day of the Company’s fourth fiscal quarter.
Goodwill is evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit. In 2018, the Company performed a qualitative impairment assessment. Under this approach, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If after performing the qualitative assessment, the Company determines there is less than a 50 percent chance that the fair value of its reporting unit is less than its carrying amount, then performing the two-step test is unnecessary. Based on the qualitative assessment performed, management did not believe that it is more likely than not that the Company’s goodwill has been impaired.
In 2017 and 2016, the Company performed the two-step quantitative analysis. Under the two-step approach, step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. Fair value is measured using a combination of the income approach and the market approach. The income approach consists of utilizing the discounted cash flow method that incorporates the Company’s estimates of future revenues and costs, discounted using a risk-adjusted discount rate. The Company’s estimates used in the income approach were consistent with the plans and estimates used to manage operations. The market approach utilized multiples of profit measures to estimate the fair value of the assets. The Company evaluated all methods to ensure reasonably consistent results. Additionally, the Company evaluated the key input factors in the model used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests.
Based on the Company’s analysis, no impairment charges were recognized on goodwill in 2018, 2017 or 2016. However, an impairment charge may be triggered in the future if cash flows of the Company’s restaurants decline significantly, or if there are significant adverse changes in the operating environment of the restaurant industry.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangibles, net
Intangibles, net consists primarily of reacquired franchise rights, favorable lease agreements, trademarks and transferable liquor licenses. The Company amortizes the fair value of reacquired franchise rights over the remaining contractual terms of the reacquired franchise area development agreements at the time of acquisition, which ranged from approximately seven years to 15 years as of January 1, 2019. The Company amortizes the fair value of favorable lease agreements over the remaining related lease terms at the time of the acquisition, which ranged from approximately one year to six years as of January 1, 2019. Trademark rights are considered indefinite-lived intangible assets, the carrying value of which are analyzed for impairment at least annually (or more often, if necessary). Transferable liquor licenses are carried at the lower of cost or fair value and are evaluated annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Estimates of future cash flows are based on the Company’s experience and knowledge of local operations. During 2018, 2017 and 2016, the Company recorded impairment charges of certain long-lived assets which are included in restaurant impairments, closure costs and asset disposals in the Consolidated Statements of Operations. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals. Fair value of the restaurant assets was determined using Level 3 inputs (as described in Note 5, Fair Value Measurements).
Debt Issuance Costs
Certain fees and costs incurred to obtain long-term financing are capitalized and included as a reduction in the net carrying value of long-term debt, net of accumulated amortization. These costs are amortized to interest expense over the term of the related debt. When debt is extinguished prior to its maturity date, the amortization of the remaining unamortized debt issuance costs, or pro-rata portion thereof, is charged to loss on extinguishment of debt. Debt issuance costs of $1.7 million and $1.2 million, net of accumulated amortization, as of January 1, 2019 and January 2, 2018, respectively, are included as a reduction of long-term debt in the Consolidated Balance Sheets.
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Royalties from franchise restaurants are based on a percentage of restaurant revenues and are recognized in the period the related franchised restaurants’ sales occur. Development fees and franchise fees, portions of which are collected in advance, are nonrefundable. The Company has determined that the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement and should be treated as a single performance obligation; therefore, such fees are recognized in income ratably over the term of the related franchise agreement or recognized upon the termination of the agreement between the Company and the franchisee.
As of January 1, 2019, January 2, 2018 and January 3, 2017, there were 65, 66 and 75 franchise restaurants in operation, respectively. No new franchise restaurants were opened in 2018. Franchisees opened three and six restaurants in 2017 and 2016, respectively.
Pre-Opening Costs
Pre-opening costs, including rent, wages, benefits and travel for the training and opening teams, food, beverage and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred and were $6.0 million, $5.7 million and $10.0 million in 2018, 2017 and 2016, respectively. These costs are included in restaurant operating costs, general and administrative expenses and pre-opening costs based on the nature of the advertising and marketing costs incurred.
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” This pronouncement requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. Additionally, the new lease guidance requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, while for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This pronouncement will be effective for interim and annual periods beginning after December 15, 2018 (the Company’s first quarter of fiscal 2019). There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. In July 2018, the FASB issued ASU 2018-11 which provided either a modified retrospective transition approach with application in all comparative periods presented, or an alternative transition method, which permits a company to use its effective date as the date of initial application without restating comparative period financial statements. The Company has elected the alternative transition method and will apply the transition approach as of the beginning of the period of adoption and will not be restating comparative periods. Further, the Company will elect a short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to short-term leases (i.e. leases with initial terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.
The adoption of this lease guidance will have a significant impact on the Company’s consolidated balance sheets by significantly increasing its non-current assets and non-current liabilities due to the recognition of the right-of-use assets and related lease liabilities primarily related to the Company’s restaurant operating leases and corporate office space. The Company currently estimates it will record operating lease liabilities of approximately $262.0 million based on the present value of the remaining minimum rental payments using discount rates as of the effective date. The Company currently estimates that it will record corresponding right-of-use assets between approximately $198.0 million and $228.0 million, based upon the operating lease liabilities adjusted for prepaid and deferred rent, liabilities associated with lease termination costs and impairment of right-of-use assets estimated to be recognized in retained earnings as of January 1, 2019. The Company does not expect a material impact on its consolidated results of operations or its consolidated statements of cash flows. The Company is finalizing the impact of the standard on its accounting policies, processes, disclosures, and internal control over financial reporting and has implemented upgrades to its existing lease system. The Company’s implementation efforts are substantially complete.
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
The Company adopted Topic 606 at the beginning of the first quarter of 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of these standards did not have a material impact on the Company’s Consolidated Statements of Operations in 2018. The primary impact of adoption was the enhancement of the Company’s disclosures related to contracts with customers and revenue recognized from those performance obligations, which includes revenue related to initial fees charged to franchisees and revenue recognized related to gift cards. See Note 16, Revenue Recognition.
Further, the Company implemented internal controls related to the recognition and presentation of the Company’s revenues under this new standard.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Supplemental Financial Information
Accounts receivable consist of the following (in thousands):

	2018	2017
Tenant improvement receivables	$82	$216
Vendor rebate receivables	639	869
Franchise and other receivables	1,670	1,349
	$2,391	$2,434

Prepaid expenses and other assets consist of the following (in thousands):

	2018	2017
Prepaid occupancy related costs	$4,053	$4,091
Other prepaid expenses	2,416	2,126
Other current assets	5	41
	$6,474	$6,258

Property and equipment, net, consist of the following (in thousands):

	2018	2017
Leasehold improvements	$197,571	$199,211
Furniture, fixtures and equipment	121,479	120,234
Construction in progress	3,620	2,592
	322,670	322,037
Accumulated depreciation and amortization	(183,896)	(169,444)
	$138,774	$152,593

Accrued payroll and benefits consist of the following (in thousands):

	2018	2017
Accrued payroll and related liabilities	$6,333	$6,594
Accrued bonus	4,250	1,947
Insurance liabilities	2,808	3,178
	$13,391	$11,719
Accrued expenses and other current liabilities consist of the following (in thousands):

	2018	2017
Gift card liability	$3,284	$4,078
Occupancy related	917	1,286
Current portion of closed restaurant reserve (Note 6)	1,683	2,447
Utilities	1,582	1,705
Data breach liabilities (Note 14)	—	7,605
Other accrued expenses	3,717	4,100
	$11,183	$21,221

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Goodwill and Intangible Assets
The following table presents goodwill as of January 1, 2019 and January 2, 2018, (in thousands):

	2018	2017
Balance at beginning of year	$6,400	$6,400
Acquisitions	—	—
Balance at end of year	$6,400	$6,400

The Company has had no goodwill impairment charges in 2018, 2017 or 2016.

The following table presents intangible assets subject to amortization as of January 1, 2019 and January 2, 2018, (in thousands):

	2018	2017
Amortized intangible assets:
Reacquired franchise rights	$1,125	$1,271
Favorable leases	150	150
	1,275	1,421
Accumulated Amortization	(436)	(375)
	839	1,046
Non-amortized intangible assets:
Trademark rights and transferable liquor licenses	452	519
	$1,291	$1,565

The estimated aggregate future amortization expense as of January 1, 2019 is as follows, (in thousands):

2019	$95
2020	92
2021	92
2022	89
2023	84
Thereafter	387
$839

No impairment charges were recorded related to non-amortized intangible assets in 2018, 2017 or 2016.

4. Long-Term Debt
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 1, 2019, the Company had $46.6 million of indebtedness (excluding $1.7 million of unamortized debt issuance costs) and $3.7 million of letters of credit outstanding under the 2018 Credit Facility. The term loan requires principal payments of $156,250 per quarter starting in the second quarter of 2018 through the first quarter of 2019, $187,500 per quarter thereafter through the first quarter of 2020, $375,000 per quarter thereafter through the first quarter of 2021, and $531,250 per quarter thereafter through maturity in the second quarter of 2022.
Aggregate maturities for debt outstanding as of January 1, 2019 are as follows (in thousands):

Year 1	$719
Year 2	1,313
Year 3	1,969
Year 4	42,575
Total	$46,576

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. As of January 1, 2019, the Company was in compliance with all of its debt covenants.
The 2018 Credit Facility is secured by a pledge of stock of substantially all of the Company’s subsidiaries and a lien on substantially all of the personal property assets of the Company and its subsidiaries.
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
The Company’s indebtedness bore interest at a range of 4.95% to 7.25% during 2018. The Company recorded interest expense of $4.3 million, $3.8 million and $2.9 million for 2018, 2017 and 2016, respectively, of which $0.6 million, $0.5 million, and $0.1 million was amortization of debt issuance costs in each of the respective years.
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
Closed restaurant operating lease liabilities, which are measured at fair value on a non-recurring basis, are discussed in Note 6, Restaurant Impairments, Closure Costs and Asset Disposals.
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals for fiscal years 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Restaurant impairments(1)	$1,453	$16,154	$41,615
Closure costs(1)	4,149	20,052	2,251
Loss on disposal of assets and other (2)	1,540	1,240	3,445
	$7,142	$37,446	$47,311
_____________________

(1)	Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.

(2)
Included in loss on disposal of assets and other for the fiscal year 2016 is a $1.1 million charge to reduce capitalized labor and overhead as a result of the reduced growth for new restaurant development.

Restaurant Impairments
During 2018, 2017 and 2016, one restaurant, 34 restaurants and 54 restaurants were identified as impaired, respectively. Impairment is based on management’s current assessment of the expected future cash flows of various restaurants based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and was determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value.
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
Restaurant Closures
During 2018, 2017 and 2016, the Company recognized $4.1 million, $20.1 million and $2.3 million of closure costs, respectively. The closure costs recognized during 2018 are primarily related to the 19 restaurants closed throughout 2018, most of which were approaching the expiration of their leases, as well as ongoing costs from restaurants closed in previous years. The closure costs recognized during 2017 are primarily related to the 55 restaurants closed during the first quarter of 2017 and ongoing costs of restaurants closed in previous years, and the closure costs recognized during 2016 are primarily related to the ongoing costs of the 16 restaurants closed in the fourth quarter of 2015. Closure costs can include fees from real estate advisors and brokers related to terminations of the leases and charges resulting from final adjustments to liabilities as lease terminations occur.
The measurement of an estimated closed restaurant operating lease liability is a Level 3 fair value measure. The Company provides for closed restaurant operating lease liabilities using discount rates in effect on the closure date. The discount rates used to calculate the present value of the remaining non-cancellable lease payments after the closing date, net of estimated subtenant income, range from 4.45% to 6.15%. The following table contains a summary of the changes in the liability for closed restaurants as of January 1, 2019 and January 2, 2018 (in thousands):

	2018	2017
Closed restaurant reserves, beginning of period	$8,179	$1,880
Additions—restaurant closing costs recognized and accretion	2,843	18,341
Decreases—payments	(8,005)	(12,042)
Closed restaurant reserves, end of period	$3,017	$8,179

As of January 1, 2019 and January 2, 2018, the current portion of the liability, $1.7 million and $2.4 million, respectively, is included in accrued expenses and other current liabilities, and the long-term portion, $1.3 million and $5.8 million, respectively, is included in other long-term liabilities in the Consolidated Balance Sheets.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes
The following table presents the domestic and foreign components of income (loss) before income taxes for 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Domestic loss	$(8,689)	$(42,047)	$(67,626)
Foreign income (loss)	—	4,358	(2,818)
	$(8,689)	$(37,689)	$(70,444)

The components of the (benefit) provision for income taxes are as follows for 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Current tax provision:
Federal	$—	$—	$—
State	35	21	134
Foreign	—	—	—
	35	21	134
Deferred tax (benefit) provision:
Federal	(202)	(252)	(1,979)
State	(81)	24	2,854
Foreign	—	—	224
	(283)	(228)	1,099
Total (benefit) provision for income taxes	$(248)	$(207)	$1,233

The reconciliation of income tax (benefit) provision that would result from applying the federal statutory rate to pre-tax income as shown in the accompanying Consolidated Statements of Operations is as follows for 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Federal income tax benefit at federal rate	$(1,825)	$(12,814)	$(23,740)
State income tax benefit, net of federal tax	(623)	(1,790)	(2,975)
Other permanent differences	70	674	996
Foreign rate differential	—	(463)	214
Tax credits	(602)	(808)	(749)
Change in valuation allowance	2,600	(159)	27,353
Tax rate change	(248)	13,632	—
Deferred tax asset write-off	212	2,618	—
Other items, net	168	(1,097)	134
(Benefit) provision for income taxes	$(248)	$(207)	$1,233
Effective income tax rate	2.9%	0.5%	(1.8)%

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s total deferred tax assets and liabilities are as follows (in thousands):

	2018	2017
Deferred tax assets	$50,851	$47,027
Deferred tax liabilities	(12,212)	(11,632)
Total deferred tax assets	38,639	35,395
Valuation allowance	(38,772)	(35,811)
Net deferred tax liabilities	$(133)	$(416)
Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following (in thousands):

	2018	2017
Deferred tax assets (liabilities):
Loss carry forwards	$32,896	$26,991
Deferred rent and franchise revenue	10,433	10,486
Property, equipment and intangible assets	(10,472)	(9,858)
Stock-based compensation	1,242	1,086
Tax credit carry forwards	3,528	3,123
Interest expense	998	—
Inventory smallwares	(1,740)	(1,774)
Other accrued expenses	959	4,320
Other	795	1,021
Total net deferred tax assets	38,639	35,395
Valuation allowance	(38,772)	(35,811)
Net deferred tax liabilities	$(133)	$(416)

For the year ended January 1, 2019, the Company determined that it was appropriate to maintain a valuation allowance of $38.8 million against U.S. deferred tax assets due to uncertainty regarding the realizability of future tax benefits. The valuation allowance is recorded against net deferred tax assets, exclusive of indefinite-lived intangibles. During 2018, the Company generated indefinite- lived net operating loss (“NOL”) carry forwards and indefinite-lived interest deductions. These assets reduce the year end net deferred tax liability, which creates a current year benefit to tax expense of $0.3 million. The Company will maintain the remaining valuation allowance until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit to the effective tax rate.
The Company closed all Canadian restaurants and discontinued foreign business operations during the year ended January 2, 2018. As a result, all Canadian deferred tax assets were written off against the previously recorded Canadian valuation allowance.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code that will impact the Company. For tax years after December 31, 2017, the corporate income tax rate is reduced from 34% to 21%. On the same date, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued by the SEC to address the application of GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. During the year ended January 1, 2019, the Company completed its analysis of the Tax Act and determined that no adjustments were needed for provisional taxes reported for the year ended January 2, 2018.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 1, 2019 and January 2, 2018, NOL carry forwards for federal income tax purposes of approximately $124.8 million and $106.8 million, respectively, were available to offset future taxable income. Of these amounts, $106.8 million is available to offset future taxable income through 2037. A federal NOL of $17.9 million created during the year ending January 1, 2019 can be carried forward indefinitely, but can only offset 80% of future taxable income. The Internal Revenue Code Section 382 generally limits the utilization of NOLs when there is an ownership change. The Company has not completed an analysis of ownership changes through January 1, 2019. Prior to the utilization of NOLs in the future, the Company will complete a Section 382 study to determine whether there are any limitations. If such a limitation exists, it is possible that a portion of the NOLs may not be available for use before expiration.
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
There were no uncertain tax positions for the years ended January 1, 2019 or January 2, 2018. For federal and state income tax purposes, the Company’s 2014 through 2017 tax years remain open for examination by the authorities under the normal three year statute of limitations. Should the Company utilize any of its U.S. or state NOLs, the tax year to which the original loss relates will remain open to examination.

8. Stockholders’ Equity
Common Stock
The Company has 181,000,000 shares of stock authorized, consisting of 150,000,000 shares of Class A common stock, par value $0.01 per share; 30,000,000 shares of Class B common stock, par value $0.01 and 1,000,000 shares of preferred stock, par value $0.01 per share. Preferred stock rights are determined by the Company’s Board of Directors when preferred shares are issued. The following summarizes the rights of common stock:
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
Dividends—Class A common stock and Class B common stock share equally if a dividend is declared or paid to either class, but they do not have rights to any special dividend.
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
Public Offering of Class A Common Stock
On July 31, 2018, the Company sold 2,500,000 shares of its common stock at a public offering price of $10.00 per share. The shares offered were registered pursuant to a registration statement that the Company filed with the Securities and Exchange Commission (the “SEC”). The Company received net proceeds of $23.0 million, after deducting the underwriting discounts and commissions, and net of transaction expenses incurred. The proceeds of the offering were used by the Company to pay down borrowings under the 2018 Credit Facility and fund working capital obligations.
Conversion of Argentia Class B Common Stock
On May 24, 2018, Argentia Private Investments Inc. (“Argentia”) converted 1,522,098 shares of the Company’s Class B common stock, par value $0.01, it owned into the same number of shares of the Company’s Class A common stock. As a result of the conversion, no shares of the Company’s Class B common stock are outstanding.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Purchase Agreement with L Catterton
On February 8, 2017, the Company entered into a securities purchase agreement with L Catterton, pursuant to which the Company agreed, in return for aggregate gross proceeds of $18.5 million, to sell to L Catterton an aggregate of 18,500 shares of preferred stock convertible into 4,252,873 shares of the Company’s Class A common stock, par value $0.01 per share, at a price per share of $1,000, plus warrants exercisable for five years beginning six months following their issuance for the purchase of 1,913,793 shares of the Company’s Class A common stock, at a price per share of $4.35 (such transactions, collectively, the “private placement”). The proceeds were used, in conjunction with cash flow from the Company’s operations and the proceeds received from the transaction with Mill Road (see below), to satisfy liabilities and to fund, in part, certain capital expenditures related to business initiatives in its company-owned restaurants. The funding of the private placement occurred on February 9, 2017 and the net proceeds from the transaction were $16.6 million, after $1.9 million of transaction expenses.
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
9. Stock-Based Compensation
The Company’s Stock Incentive Plan (the “Plan”), as amended and restated in May of 2013, authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”) and incentive bonuses to employees, officers, non-employee directors and other service providers. The Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”) or another committee designated by the Board, or in the absence of any such committee, the Board itself (the “administrator”). Stock options are granted at a price determined by the administrator at an exercise price that is not less than the fair market value of the underlying stock on the date of grant. The administrator may also grant SARs and RSUs with terms determined by the administrator in accordance with the Plan. All share-based awards (except for RSUs) granted under the Plan have a life of ten years. Most awards vest ratably over four years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company) under the Plan. At January 1, 2019, approximately 3.5 million share-based awards were available to be granted under the Plan.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation expense is generally recognized on a straight-line basis over the service period of the awards. In 2018, 2017 and 2016, non-cash stock-based compensation expense of $3.0 million, $1.7 million and $2.5 million, respectively, was included in general and administrative expense. Stock-based compensation of approximately $47,000, $178,000 and $222,000 was included in capitalized internal costs in 2018, 2017 and 2016, respectively. Stock-based compensation expense also includes approximately $36,000 related to the Employee Stock Purchase Plan, see Note 11, Employee Benefit Plans.
Included in stock-based compensation expense recognized in 2016 was a $0.7 million charge for modifying the outstanding stock options granted to Kevin Reddy, who resigned from his position as the Chairman of the Board and from his position as the Company’s Chief Executive Officer in July 2016. In connection with Mr. Reddy’s termination from the Company, the Company extended the exercise period of Mr. Reddy’s vested options and, as a result, he had the right to exercise his vested options to purchase the Company’s Class A common stock through October 23, 2017. These vested options expired unexercised.
The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. Expected volatilities are based on the Company’s historical data and implied volatility. The Company uses historical data to estimate expected employee forfeitures of stock options. The expected life of options granted is management’s best estimate using recent and expected transactions. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The weighted-average assumptions used in the model were as follows:

	2018	2017	2016
Risk-free interest rate	2.7%	2.0%	1.2%
Expected term (average in years)	6.2	6.1	5.0
Expected dividend yield	—	—	—
Expected volatility	51.0%	39.6%	37.0%
Weighted-average Black-Scholes fair value per share at date of grant	$5.11	$1.74	$2.85

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has estimated forfeiture rates that range from 0% to 17% based upon the class of employees receiving stock-based compensation in its calculation of stock-based compensation expense for the year ended January 1, 2019. These estimates are based on historical forfeiture behavior exhibited by employees of the Company.
A summary of aggregate option award activity under the Plan as of January 1, 2019, and changes during the fiscal year then ended is presented below:

	Awards	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (in thousands)
Outstanding—January 2, 2018	1,332,135	$12.23
Granted	201,653	9.58
Forfeited or expired	(231,743)	14.09
Exercised	(127,789)	8.86
Outstanding—January 1, 2019	1,174,256	$11.78	6.46	$667
Vested and expected to vest	1,155,755	$11.79	6.43	$662
Exercisable as of January 1, 2019	713,021	$13.91	5.14	$163
_____________

(1)	Aggregate intrinsic value represents the amount by which fair value of the Company’s stock exceeds the exercise price of the option as of January 1, 2019.
The weighted-average grant-date fair value of options granted during the years ended January 1, 2019, January 2, 2018 and January 3, 2017 was $5.11, $1.74 and $2.85, respectively. The intrinsic value associated with options exercised was $0.4 million, zero and $0.2 million for the fiscal years ended January 1, 2019, January 2, 2018 and January 3, 2017, respectively. The Company had 204,399, 177,491 and 271,457 options that vested during the years ended January 1, 2019, January 2, 2018 and January 3, 2017, respectively. These awards had a total estimated fair value of $1.9 million, $0.8 million and $2.7 million at the date of vesting for the years ended January 1, 2019, January 2, 2018 and January 3, 2017, respectively.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of the Company’s non-vested restricted share units as of January 1, 2019 and changes during the year then ended is presented below:

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Awards	Weighted- Average Grant Date Fair Value
Outstanding—January 2, 2018	328,359	$4.52
Granted	824,251	8.51
Vested	(197,384)	6.84
Forfeited	(47,144)	0.01
Non-vested at January 1, 2019	908,082	$0.01

The Company had 197,384 restricted stock units that vested during the year ended January 1, 2019. These units had a total estimated fair value of $2.2 million at the date of vesting for the year ended January 1, 2019.
As of January 1, 2019, there was $6.7 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over 2.75 years.

10. Loss Per Share
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
The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	2018	2017	2016
Net loss attributable to common stockholders	$(8,441)	$(45,449)	$(71,677)
Shares:
Basic weighted average shares outstanding	42,329,556	37,759,497	27,808,708
Effect of dilutive securities	—	—	—
Diluted weighted average number of shares outstanding	42,329,556	37,759,497	27,808,708
Loss per share:
Basic loss earnings per share	$(0.20)	$(1.20)	$(2.58)
Diluted loss earnings per share	$(0.20)	$(1.20)	$(2.58)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings per share when the effect would be anti-dilutive. Shares issuable on the vesting or exercise of share based awards or exercise of outstanding warrants, and the shares underlying the 18,500 shares of convertible preferred stock outstanding in the first quarter of 2017, were excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 2,829,630, 4,154,778 and 2,697,697 for 2018, 2017 and 2016, respectively.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Employee Benefit Plans
Defined Contribution Plan
In October 2003, the Company adopted a defined contribution plan, The Noodles & Company 401(k) Plan (the “401(k) Plan”). Company employees aged 21 or older, are eligible to participate in the 401(k) Plan beginning on the first day of the calendar month following 30 days of employment. Under the provisions of the 401(k) Plan, the Company may, at its discretion, make contributions to the 401(k) Plan. Participants are 100% vested in their own contributions. The Company made no contributions during 2018, 2017 and 2016.
Deferred Compensation Plan
The Company’s deferred compensation plan, under which compensation deferrals began in 2013, is a non-qualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. To offset its obligation, the Company purchases Company-owned whole-life insurance contracts on certain team members. As of January 1, 2019 and January 2, 2018, $1.8 million and $1.9 million, respectively, were included in other assets, net, which represents the cash surrender value of the associated life insurance policies, and $1.0 million and $1.3 million, respectively, were included in accrued expenses and other current liabilities and other long-term liabilities, which represents the carrying value of the liability for deferred compensation.
Employee Stock Purchase Plan
In 2013, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) under which eligible team members may voluntarily contribute up to 15% of their salaries, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all non-highly compensated employees who have been employed by the Company for at least 30 days prior to the offering period and who are regularly scheduled to work more than 20 hours per week and for more than five months in any calendar year, are eligible to participate in the ESPP which operates in-line with the Company’s fiscal quarters. A total of 750,000 shares of common stock are available for issuance under the ESPP. The Company has issued a total of 140,551 shares under this plan, of which 23,170 shares were issued during 2018. A total of 609,449 shares remain available for future issuance. For 2018, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 2.11% risk-free interest rate; 0.25 years year expected life; expected volatility of 57.2%; and a zero percent dividend yield. The weighted average fair value per share at grant date was $1.57. In 2018, the Company recognized $36,000 of compensation expense related to the ESPP.
12. Leases
The Company leases restaurant facilities, office space and certain equipment that expire on various dates through January 2032. Lease terms for restaurants in traditional shopping centers generally include a base term of 10 years, with options to extend these leases for additional periods of five to 15 years. Typically, the lease includes rent escalations, which are expensed on a straight-line basis over the expected lease term. The difference between rent expense and cash paid for rent is recognized as deferred rent. Total rent expense for operating leases for 2018, 2017 and 2016 was approximately $41.7 million, $43.9 million and $48.5 million, respectively.
Future minimum lease payments required under existing leases as of January 1, 2019 are as follows (in thousands):

2018	$42,652
2019	39,626
2020	35,609
2021	30,611
2022	24,440
Thereafter	54,414
$227,352

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Consolidated Statements of Cash Flows for 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Interest paid (net of amounts capitalized)	$3,800	$3,482	$2,394
Income taxes paid (refunded)	42	(158)	(427)
Changes in purchases of property and equipment accrued in accounts payable, net	(1,339)	(842)	(1,431)
Conversion of Series A convertible preferred stock to common stock	—	18,500	—

14. Commitments and Contingencies
Data Security Incident
On June 28, 2016, the Company announced that a data security incident compromised the security of the payment information of some customers who used debit or credit cards at certain Noodles & Company locations between January 31, 2016 and June 2, 2016. In 2016, the Company recorded a charge of$10.6 million for estimated losses, net of $1.0 million of insurance coverage, associated with claims and anticipated claims by payment card companies for non-ordinary course operating expenses, card issuer losses and card replacement costs for which it expected to be liable (the “Data Breach Liabilities”). In 2017, the Company made payments to two payment card companies of $4.0 million for the Data Breach Liabilities. In 2018, the Company received the final assessment of $11.0 million from the third of the three payment card companies to which it expected to owe Data Breach Liabilities, recorded a charge of $3.4 million to increase its accrual to cover this final assessment amount, and paid the assessment. There are no further obligations for Data Breach Liabilities outstanding.
Other Matters
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of January 1, 2019. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Related Party Transactions
Stockholders Agreement
In connection with its initial public offering, the Company entered into a stockholders agreement (the “2013 Stockholders Agreement”) with L Catterton and Argentia (the “Equity Sponsors”) which granted them the right, subject to certain conditions, to nominate representatives to the Company’s Board of Directors and committees of the Board of Directors. L Catterton retains the right to designate one member to the Company’s Board of Directors and the parties to the stockholders agreement agree to vote to elect such director designee.
If at any time an Equity Sponsor owns more than 10.0% and less than 20.0% of our outstanding Class A and Class B common stock, such Equity Sponsor has the right to designate one nominee for election to our Board of Directors. If an Equity Sponsor’s ownership level falls below 10.0% of our outstanding Class A and Class B common stock, such Equity Sponsor will no longer have a right to designate a nominee. In addition, for so long as L Catterton and Argentia together hold at least 35.0% of the voting power of the Company’s outstanding common stock, certain actions may not be taken without the approval of L Catterton (so long as it holds at least 5.0% of the voting power of the Company’s outstanding common stock) and Argentia (so long as it holds at least 5.0% of the voting power of the Company’s outstanding common stock).
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Revenue Recognition
Revenue
The Company adopted the revenue recognition standards under Topic 606 at the beginning of the first quarter of 2018 using the modified retrospective method. The adoption of these standards did not have an impact on the Company’s recognition of revenue from company-owned restaurants or its recognition of continuing royalty fees from franchisees, which are based on a percentage of restaurant revenues and are recognized in the period the related franchised restaurants’ sales occur. Additionally, the adoption of Topic 606 did not have an impact on the Company’s recognition of revenue from gift cards, including the recognition of gift card breakage, as the new standard requires the use of the “proportionate” method for recognizing breakage, which the Company has historically utilized.
Gift Cards
As of January 1, 2019 and January 2, 2018, the current portion of the gift card liability, $3.3 million and $4.1 million, respectively, is included in accrued expenses and other current liabilities, and the long-term portion, $0.4 million and $0.4 million, respectively, is included in other long-term liabilities in the Consolidated Balance Sheets.
Revenue recognized in the Consolidated Statements of Operations for the redemption of gift cards was $5.9 million, $5.5 million and $5.4 million in 2018, 2017, and 2016, respectively. The Company recognized gift card breakage in restaurant revenue of approximately $1.0 million in 2018, and $0.3 million in both 2017 and 2016.
The revenue recognized from gift cards in 2018 includes $0.3 million of gift card breakage that resulted from a change in the estimate for gift card unredeemed balances for the years 2014 and after. This change in estimate was a result of a litigation settlement for a Delaware gift card matter in 2018.
Franchise Fees
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
The Company recognized revenue of $0.1 million in 2018 related to initial fees from franchisees that were included in the contract liability balance at the beginning of the year. This amount included fees recognized upon the termination of one franchise restaurant agreement in the first quarter of 2018. The Company expects to recognize approximately $0.1 million each fiscal year through fiscal 2023 and approximately $0.8 million thereafter related to performance obligations that are unsatisfied as of January 1, 2019.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Selected Quarterly Financial Data (unaudited)
The following table presents selected unaudited quarterly financial data for the periods indicated. Each fiscal quarter contained 13 weeks, with the exception of the fourth quarter of 2016, which had 14 operating weeks (in thousands, except per share data):

	Fiscal 2018
	January 1, 2019	October 2, 2018	July 3, 2018	April 3, 2018
Revenue	$113,193	$116,727	$117,395	$110,526
Income (loss) from operations (1)(2)(3)	$950	$2,132	$(4,162)	$(2,678)
Net income (loss)	$19	$1,050	$(5,935)	$(3,575)
Basic income (loss) per share	$—	$0.02	$(0.14)	$(0.09)
Diluted income (loss) per share	$—	$0.02	$(0.14)	$(0.09)

	Fiscal 2017
	January 2, 2018	October 3, 2017	July 4, 2017	April 4, 2017
Revenue	$112,774	$114,211	$112,792	$116,715
Income (loss) from operations (4)(5)	$87	$(7,483)	$(808)	$(25,646)
Net loss	$(487)	$(8,335)	$(1,815)	$(26,845)
Net loss attributable to common stockholders (6)	$(487)	$(8,335)	$(8,816)	$(27,810)
Basic loss per share	$(0.01)	$(0.20)	$(0.22)	$(0.99)
Diluted loss per share	$(0.01)	$(0.20)	$(0.22)	$(0.99)

_____________

(1)
The second quarter of 2018 includes a $3.4 million charge for the final assessment related to the Data Breach Liabilities and a $0.3 million charge for the settlement of a Delaware gift card litigation.

(2)
Includes closure costs related to the seven restaurants that closed in the fourth quarter of 2018, three restaurants closed in the third quarter of 2018, seven restaurants that closed in the second quarter of 2018 and two restaurants that closed in the first quarter of 2018, most of which were approaching the expiration of their leases, as well as ongoing costs from restaurants closed in previous years. The closure costs recognized were $0.6 million in the fourth quarter of 2018, $1.5 million in the third quarter of 2018, $1.5 million in the second quarter of 2018 and $0.6 million in the first quarter of 2018. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals, for additional disclosure on closures.

(3)
The first quarter of 2018 includes an impairment charge of $0.4 million related to the impairment of one restaurant. The Company did not impair any restaurants in the second, third and fourth quarters of 2018.

(4)
The first quarter of 2017 includes $19.9 million of closure costs primarily related to the 55 restaurants closed during the first quarter of 2017. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals, for additional disclosure on closures.

(5)
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

(6)	Represents net loss after accretion of the preferred stock issued to L Catterton to its full redemption value. See Note 8, Stockholders’ Equity for additional information.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Noodles & Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Noodles & Company (the Company) as of January 1, 2019 and January 2, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2019 and January 2, 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 1, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 15, 2019

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2019 based on the criteria in “Internal Control - Integrated Framework (the 2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2019.

Attestation Report of the Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 1, 2019. This report follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Noodles & Company

Opinion on Internal Control over Financial Reporting
We have audited Noodles & Company’s internal control over financial reporting as of January 1, 2019, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Noodles & Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 1, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 1, 2019 and January 2, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2019, and the related notes and our report dated March 15, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Denver, Colorado
March 15, 2019

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
The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1 - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” “Board Committees—Policy Regarding Stockholder Recommendations” and “Board Committees—Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2019 (the “Proxy Statement”).
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
The information required by this item is incorporated by reference to the section entitled “Proposal No. 4 - Ratification of Appointment of Independent Registered Public Accounting Firm for 2019” in the Proxy Statement.

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

3.	The Index to Exhibits is incorporated herein by reference and is filed as part of this 10-K.

EXHIBITS

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	333-192402	November 19, 2013	3.1
3.2	Second Amended and Restated Bylaws	8-K	001-35987	August 24, 2015	3.1
4.1	Specimen Stock Certificate	S-1/A	333-188783	June 17, 2013	4.1
4.2	Certificate of Designations for Series A Convertible Preferred Stock	8-K	001-35987	February 9, 2017	4.1
4.3	Form of Warrant to Purchase Class A Common Stock	8-K	001-35987	February 9, 2017	4.2
10.1	Noodles & Company Amended and Restated 2010 Stock Incentive Plan	S-1/A	333-188783	June 17, 2013	10.1
10.2	Noodles & Company 2013 Employee Stock Purchase Plan	S-1/A	333-188783	June 17, 2013	10.2
10.3	Registration Rights Agreement, dated December 27, 2010, by and among Noodles & Company and certain of its stockholders	S-1/A	333-188783	June 17, 2013	10.3
10.4	Amendment No. 1 to Registration Rights Agreement, dated as of July 8, 2014, among Noodles & Company and certain of its stockholders	10-Q	001-35987	November 6, 2014	10.1
10.5	Credit Agreement, dated May 9, 2018, among Noodles & Company, the other Loan Party thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Lender and the other lenders party thereto	10-Q	001-35987	May 11, 2018	10.1
10.6	Security Agreement, dated May 9, 2018, by and between Noodles & Company and U.S. Bank National Association, as administrative agent	10-Q	001-35987	May 11, 2018	10.2
10.7	Pledge Agreement, dated May 9, 2018, by and between Noodles & Company and U.S. Bank National Association, as administrative agent	10-Q	001-35987	May 11, 2018	10.3
10.8	Form of Indemnification Agreement by and between Noodles & Company and each of its directors	S-1/A	333-188783	June 17, 2013	10.15
10.9	Form of Area Development Agreement	10-K	001-35987	February 24, 2015	10.9
10.10	Form of Franchise Agreement	10-K	001-35987	February 24, 2015	10.10
10.11	Form of Stock Option Agreement (Nonqualified Stock Options)	10-Q	001-35987	November 9, 2017	10.7
10.12	Form of Restricted Stock Unit Agreement	10-Q	001-35987	November 9, 2017	10.8

10.13	Form of Restricted Stock Unit Agreement for Nonemployee Directors	10-Q	001-35987	November 9, 2017	10.9
10.14	Form of Performance Restricted Stock Unit Agreement	10-Q	001-35987	July 19, 2018	10.1
10.15	The Executive Nonqualified “Excess” Plan Adoption Agreement, adopted by Noodles & Company on May 16, 2013	S-1/A	333-188783	June 17, 2013	10.22
10.16	Amended and Restated Stockholders Agreement, dated as of July 2, 2013, among Noodles & Company, L Catterton-Noodles, LLC and Argentia Private Investments Inc.	S-1	333-192402	November 19, 2013	10.18
10.17*	Severance Agreement with Paul Strasen, dated January 24, 2011	10-K	001-35987	March 1, 2016	10.20
10.18*	Transition Agreement, dated December 4, 2017, between Noodles & Company and Paul Strasen	8-K	001-35987	December 6, 2017	10.1
10.19*	Employment Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	8-K	001-35987	September 25, 2017	10.1
10.20*	Interim Chief Financial Officer Letter Agreement, dated June 13, 2017, between Noodles & Company and Susan Daggett	10-Q	001-35987	August 11, 2017	10.2
10.21*	Offer letter, dated September 28, 2018, between Noodles & Company and Ken Kuick	10-Q	001-35987	October 23, 2018	10.1
10.22	Letter Agreement, dated February 8, 2017, between Noodles & Company and Argentia Private Investments Inc.	8-K	001-35987	February 9, 2017	10.3
10.23	Letter Agreement, dated February 15, 2017, between Noodles & Company and Mill Road Capital Management LLC	8-K	001-35987	March 14, 2017	10.2
10.24	Securities Purchase Agreement, dated March 13, 2017, between Noodles & Company and Mill Road Capital Management LLC	8-K	001-35987	March 14, 2017	10.1
10.25*	Employment Agreement, dated June 13, 2017, between Noodles & Company and Paul Murphy	10-Q	001-35987	August 11, 2017	10.3
10.26*	Stock Option Agreement (Nonqualified Stock Options), dated July 10, 2017, between Noodles & Company and Paul J.B. Murphy, III	10-Q	001-35987	November 9, 2017	10.1
10.27*	Restricted Stock Unit Agreement, dated July 10, 2017, between Noodles & Company and Paul J.B. Murphy, III	10-Q	001-35987	November 9, 2017	10.2
10.28*	Restricted Stock Unit Agreement, dated July 10, 2017, between Noodles & Company and Paul J.B. Murphy, III	10-Q	001-35987	November 9, 2017	10.3

10.29*	Stock Option Agreement (Nonqualified Stock Options), dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.4
10.30*	Restricted Stock Unit Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.5
10.31*	Restricted Stock Unit Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.6
10.32*	Severance Agreement with Melissa Heidman, dated June 6, 2018					X
10.33*	Severance Agreement with Ken Kuick, dated October 11, 2018					X
10.34*	Amended and Restated Noodles & Company Compensation Plan for Non-Employee Directors, dated December 12, 2018					X
21.1	List of Subsidiaries of Noodles & Company					X
23.1	Consent of Ernst & Young LLP					X
24.1	Power of Attorney (included on signature page of this report)					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

_____________
* Management contract or compensatory plan or arrangement.

ITEM 16.	Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2019.

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

Signature	Title	Date
/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen	Director, Chief Executive Officer (principal executive officer)	March 15, 2019
/s/ KEN KUICK
Ken Kuick	Chief Financial Officer (principal financial officer)	March 15, 2019
/s/ KATHY LOCKHART
Kathy Lockhart	Vice President and Controller (principal accounting officer)	March 15, 2019
/s/ PAUL MURPHY
Paul Murphy	Chairman	March 15, 2019

/s/ ROBERT HARTNETT
Robert Hartnett	Director	March 15, 2019
/s/ SCOTT DAHNKE
Scott Dahnke	Director	March 15, 2019
/s/ MARY EGAN
Mary Egan	Director	March 15, 2019
/s/ JEFFREY JONES
Jeffrey Jones	Director	March 15, 2019
/s/ THOMAS LYNCH
Thomas Lynch	Director	March 15, 2019
/s/ DREW MADSEN
Drew Madsen	Director	March 15, 2019
/s/ ANDREW TAUB
Andrew Taub	Director	March 15, 2019