Form 10-Q
period 2019-04-02
NOODLES & Co
filed 2019-05-10
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2019
or
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

(720) 214-1900
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	NDLS	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2019
Class A Common Stock, $0.01 par value per share	43,947,080 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	April 2, 2019	January 1, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,800	$4,655
Accounts receivable	2,254	2,391
Inventories	9,870	9,646
Prepaid expenses and other assets	3,066	6,474
Income tax receivable	191	185
Total current assets	17,181	23,351
Property and equipment, net	138,381	138,774
Operating lease assets, net	218,311	—
Goodwill	7,154	6,400
Intangibles, net	1,179	1,291
Other assets, net	2,360	2,216
Total long-term assets	367,385	148,681
Total assets	$384,566	$172,032
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,563	$7,854
Accrued payroll and benefits	7,833	13,391
Accrued expenses and other current liabilities	8,524	11,183
Current operating lease liabilities	21,528	—
Current portion of long-term debt	750	719
Total current liabilities	49,198	33,147
Long-term debt, net	47,035	44,183
Long-term operating lease liabilities, net	237,341	—
Deferred rent	—	37,334
Deferred tax liabilities, net	133	133
Other long-term liabilities	5,263	4,554
Total liabilities	338,970	119,351

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of April 2, 2019 and January 1, 2019; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of April 2, 2019 and January 1, 2019; 46,370,951 issued and 43,947,080 outstanding as of April 2, 2019 and 46,353,309 issued and 43,929,438 outstanding as of January 1, 2019	464	464
Treasury stock, at cost, 2,423,871 shares as of April 2, 2019 and January 1, 2019	(35,000)	(35,000)
Additional paid-in capital	199,110	198,352
Accumulated deficit	(118,978)	(111,135)
Total stockholders’ equity	45,596	52,681
Total liabilities and stockholders’ equity	$384,566	$172,032
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended
	April 2, 2019	April 3, 2018
Revenue:
Restaurant revenue	$108,765	$109,613
Franchising royalties and fees, and other	1,281	913
Total revenue	110,046	110,526
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	29,091	29,256
Labor	37,092	36,572
Occupancy	12,430	12,763
Other restaurant operating costs	16,456	16,898
General and administrative	10,140	10,268
Depreciation and amortization	5,507	5,820
Pre-opening	—	47
Restaurant impairments, closure costs and asset disposals	420	1,580
Total costs and expenses	111,136	113,204
Loss from operations	(1,090)	(2,678)
Interest expense, net	761	1,138
Loss before income taxes	(1,851)	(3,816)
Provision (benefit) for income taxes	—	(241)
Net loss and comprehensive loss	$(1,851)	$(3,575)
Loss per share of Class A and Class B common stock, combined:
Basic	$(0.04)	$(0.09)
Diluted	$(0.04)	$(0.09)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	43,933,235	41,128,473
Diluted	43,933,235	41,128,473

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance—January 1, 2019	46,353,309	$464	2,423,871	$(35,000)	$198,352	$(111,135)	$52,681
Proceeds from exercise of stock options and employee stock purchase plan	17,642	—	—	—	21	—	21
Stock-based compensation expense	—	—	—	—	737	—	737
Adoption of ASU No. 2016-02, Leases (Topic 842)	—	—	—	—	—	(5,992)	(5,992)
Net loss	—	—	—	—	—	(1,851)	(1,851)
Balance—April 2, 2019	46,370,951	$464	2,423,871	$(35,000)	$199,110	$(118,978)	$45,596

Balance—January 2, 2018	43,550,329	$436	2,423,871	$(35,000)	$171,613	$(101,188)	$35,861
Proceeds from exercise of stock options and employee stock purchase plan	8,983	—	—	—	35	—	35
Stock-based compensation expense	—	—	—	—	592	—	592
Adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)	—	—	—	—	—	(1,506)	(1,506)
Net loss	—	—	—	—	—	(3,575)	(3,575)
Balance—April 3, 2018	43,559,312	$436	2,423,871	$(35,000)	$172,240	$(106,269)	$31,407
_____________

(1)	Unless otherwise noted, activity relates to Class A common stock.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Fiscal Quarter Ended
	April 2, 2019	April 3, 2018
Operating activities
Net loss	$(1,851)	$(3,575)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,507	5,820
Deferred income taxes	—	(245)
Restaurant impairments, closure costs and asset disposals	145	1,419
Amortization of debt issuance costs	125	210
Stock-based compensation	726	580
Changes in operating assets and liabilities:
Accounts receivable	362	745
Inventories	(223)	(44)
Prepaid expenses and other assets	50	651
Accounts payable	2,798	539
Deferred rent	15	(288)
Income taxes	(6)	(26)
Operating lease assets and liabilities	(343)	—
Accrued expenses and other liabilities	(7,191)	(6,790)
Net cash provided by (used in) operating activities	114	(1,004)
Investing activities
Purchases of property and equipment	(4,164)	(4,805)
Franchise restaurant acquisition, net of cash acquired	(1,387)	—
Net cash used in investing activities	(5,551)	(4,805)
Financing activities
Net borrowings from swing line loan	3,071	5,038
Payments on long-term debt	(313)	—
Payments on finance leases	(197)	—
Proceeds from exercise of stock options and employee stock purchase plan	21	35
Debt issuance costs	—	(1)
Net cash provided by financing activities	2,582	5,072
Net decrease in cash and cash equivalents	(2,855)	(737)
Cash and cash equivalents
Beginning of period	4,655	3,361
End of period	$1,800	$2,624

See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation
Business
Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of April 2, 2019, the Company had 395 company-owned restaurants and 64 franchise restaurants in 29 states and the District of Columbia. The Company operates its business as one operating and reportable segment.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of January 1, 2019 was derived from audited financial statements. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2019.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2019, which ends on December 31, 2019, and fiscal year 2018, which ended on January 1, 2019, both contain 52 weeks. The Company’s fiscal quarter that ended April 2, 2019 is referred to as the first quarter of 2019, and the fiscal quarter ended April 3, 2018 is referred to as the first quarter of 2018.
Recent Accounting Pronouncements
The Company reviewed recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact on the Company’s financial position or results of operations and cash flows.
Recently Adopted Accounting Pronouncements
On January 2, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842),” along with related clarifications and improvements. This pronouncement requires a lessee to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. The Company elected the alternative transition method to apply the standard as of the beginning of the period of adoption; therefore, the Company has not applied the standard to the comparative periods presented on its condensed consolidated financial statements.
The adoption of this lease guidance did have a material impact on the Company’s Consolidated Balance Sheets by materially increasing its non-current assets and current and non-current liabilities due to the recognition of the right-of-use assets and related lease liabilities primarily related to the Company’s restaurant operating leases and corporate office space. Upon adoption, the right-of-use assets were based upon the operating lease liabilities adjusted for prepaid and deferred rent, liabilities associated with lease termination costs and impairment of right-of-use assets. The impairment of right-of-use assets upon adoption was recognized in retained earnings as of January 2, 2019.

The adoption of the standard did not have a material impact on the Company’s Condensed Consolidated Statements of Operations in the first quarter of 2019. The adoption also included the enhancement of the Company’s disclosures related to leases. See disclosure in Note 9, Leases.

The impact on the Condensed Consolidated Balance Sheet on the date of adoption was as follows:

	January 1, 2019	Adjustments Due to the Adoption of Topic 842 (unaudited)	January 2, 2019 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,655	$—	$4,655
Accounts receivable	2,391	225	2,616
Inventories	9,646	—	9,646
Prepaid expenses and other assets	6,474	(3,243)	3,231
Income tax receivable	185	—	185
Total current assets	23,351	(3,018)	20,333
Property and equipment, net	138,774	844	139,618
Operating lease assets, net	—	219,883	219,883
Goodwill	6,400	—	6,400
Intangibles, net	1,291	(67)	1,224
Other assets, net	2,216	—	2,216
Total long-term assets	148,681	220,660	369,341
Total assets	$172,032	$217,642	$389,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,854	$—	$7,854
Accrued payroll and benefits	13,391	—	13,391
Accrued expenses and other current liabilities	11,183	(553)	10,630
Current operating lease liabilities	—	—	—
Current portion of long-term debt	719	—	719
Total current liabilities	33,147	(553)	32,594
Long-term debt, net	44,183	—	44,183
Long-term operating lease liabilities, net	—	260,931	260,931
Deferred rent	37,334	(37,186)	148
Deferred tax liabilities, net	133	—	133
Other long-term liabilities	4,554	442	4,996
Total liabilities	119,351	223,634	342,985

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of January 1, 2019; no shares issued or outstanding	—	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of January 1, 2019; 46,353,309 issued and 43,929,438 outstanding as of January 1, 2019	464	—	464
Treasury stock, at cost, 2,423,871 shares as of January 1, 2019	(35,000)	—	(35,000)
Additional paid-in capital	198,352	—	198,352
Accumulated deficit	(111,135)	(5,992)	(117,127)
Total stockholders’ equity	52,681	(5,992)	46,689
Total liabilities and stockholders’ equity	$172,032	$217,642	$389,674

2. Supplemental Financial Information
Property and equipment, net, consists of the following (in thousands):

	April 2, 2019	January 1, 2019
Leasehold improvements	$197,812	$197,571
Furniture, fixtures and equipment	122,939	121,479
Construction in progress	5,501	3,620
	326,252	322,670
Accumulated depreciation and amortization	(187,871)	(183,896)
	$138,381	$138,774

Accrued expenses and other current liabilities consist of the following (in thousands):

	April 2, 2019	January 1, 2019
Gift card liability	$1,906	$3,284
Occupancy related - other	1,164	2,600
Utilities	1,491	1,582
Other accrued expenses	3,963	3,717
	$8,524	$11,183

3. Long-Term Debt
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
As of April 2, 2019, the Company had $49.3 million of indebtedness (excluding $1.5 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the 2018 Credit Facility. The term loan requires principal payments of $156,250 per quarter through the first quarter of 2019, $187,500 per quarter through the first quarter of 2020, $375,000 per quarter through the first quarter of 2021, and $531,250 per quarter through maturity in the second quarter of 2022.
Aggregate maturities for debt outstanding as of April 2, 2019 are as follows (in thousands):

Year 1	$750
Year 2	1,500
Year 3	2,125
Year 4	44,959
Total	$49,334

The Company’s outstanding indebtedness bore interest at rates between 5.59% to 7.25% during the first quarter of 2019.

Upon execution of the 2018 Credit Facility, the Company repaid in full its outstanding indebtedness under its existing credit facility using funds drawn on its 2018 Credit Facility. Upon repayment, the existing credit facility and all related agreements were terminated.
The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of April 2, 2019.

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired or when acquired.
Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of April 2, 2019 and April 3, 2018 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes
The following table presents the Company’s provision (benefit) for income taxes (in thousands):

	Fiscal Quarter Ended
	April 2, 2019	April 3, 2018
Provision (benefit) for income taxes	$—	$(241)
Effective tax rate	—%	6.3%

The effective tax rate for the first quarter of 2019 reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2019, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax. The effective tax rate for the first quarter of 2018 reflected changes made by the Tax Cuts and Jobs Act (“Tax Act”), which was signed into law in December 2017.

6. Stock-Based Compensation
The Company’s Stock Incentive Plan (the “Plan”), as amended and restated in May of 2013, authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and incentive bonuses to employees, officers, non-employee directors and other service providers. As of April 2, 2019, approximately 3.5 million share-based awards were available to be granted under the Plan.
The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended
	April 2, 2019	April 3, 2018
Stock-based compensation expense	$726	$580
Capitalized stock-based compensation expense	$11	$12

7. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended
	April 2, 2019	April 3, 2018
Restaurant impairments (1)	$189	$598
Closure costs (1)	(39)	554
Loss on disposal of assets and other	270	428
	$420	$1,580

_____________________________

(1)	Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.
During the first quarter of 2019, there were no restaurants identified as impaired, compared to one restaurant impairment during the first quarter of 2018. Both periods include ongoing equipment costs for restaurants previously impaired. Impairment is based on management’s current assessment of the expected future cash flows of a restaurant based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and is determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value.
Closure costs in the first quarter of 2019 were comprised of a $0.3 million gain primarily relating to changes in the Company’s assessment of remaining operating lease terms, offset by $0.3 million of ongoing costs related to restaurants closed in previous years. The first quarter of 2018 included $0.6 million related to the ongoing costs of restaurants closed in previous years. These ongoing costs include adjustments to the liabilities to landlords as lease terminations occur.
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
The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended
	April 2, 2019	April 3, 2018
Net loss	$(1,851)	$(3,575)
Shares:
Basic weighted average shares outstanding	43,933,235	41,128,473
Effect of dilutive securities	—	—
Diluted weighted average shares outstanding	43,933,235	41,128,473
Loss per share:
Basic loss per share	$(0.04)	$(0.09)
Diluted loss per share	$(0.04)	$(0.09)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards or exercise of outstanding warrants that were excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 3,245,418 and 3,106,710 for the first quarter of 2019 and 2018, respectively.

9. Leases
The Company leases restaurant facilities, office space and certain equipment that expire on various dates through September 2034. Lease terms for restaurants in traditional shopping centers generally include a base term of 10 years, with options to extend these leases for additional periods of five to 15 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
The Company’s leases typically contain rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce the right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term.
Some of the Company’s leases include rent escalations based on inflation indexes and fair market value adjustments. Certain leases contain contingent rental provisions that include a fixed base rent plus an additional percentage of the restaurant’s sales in excess of stipulated amounts. Operating lease liabilities are calculated using the prevailing index or rate at lease commencement. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company elected the practical expedient to account for lease and non-lease components as a single component for substantially all lease types.
As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		April 2, 2019
Assets
Operating	Operating lease assets, net	$218,311
Finance	Finance lease assets, net (1)	1,057
Total leased assets		$219,368
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$21,528
Finance	Current finance lease liabilities (2)	811
Long-term lease liabilities
Operating	Long-term operating lease liabilities	237,341
Finance	Long-term finance lease liabilities (2)	271
Total lease liabilities		$259,951
_____________________

(1)	The finance lease assets are included in property and equipment, net in the Consolidated Balance Sheets.

(2)
The current portion of the finance lease liabilities is included in accrued expenses and other current liabilities, and the long-term portion is included in other long-term liabilities in the Consolidated Balance Sheets.

The components of lease costs are as follows (in thousands):

Classification		April 2, 2019
Operating lease cost	Occupancy, other restaurant operating costs, and general and administrative expenses	$10,144
Finance lease cost
Amortization of lease assets	Depreciation and amortization	171
Interest on lease liabilities	Interest expense, net	20
		10,335
Sublease income	Franchising royalties and fees, and other	(112)
Total lease cost, net		$10,223

Future minimum lease payments required under existing leases as of April 2, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2019	$32,178	$497	$32,675
2020	42,686	471	43,157
2021	42,188	151	42,339
2022	42,024	23	42,047
2023	40,695	14	40,709
Thereafter	182,453	9	182,462
Total lease payments	382,224	1,165	383,389
Less: Imputed interest	123,355	83	123,438
Present value of lease liabilities	$258,869	$1,082	$259,951

Operating lease payments include $92.3 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $10.7 million of legally binding minimum lease payments for leases signed but not yet commenced.

Lease term and discount rate for the first quarter ended April 2, 2019 are as follows:

April 2, 2019
Weighted average remaining lease term (years):
Operating	9.4
Finance	2.2
Weighted average discount rate:
Operating	8.66%
Finance	7.11%

Supplemental disclosures of cash flow information related to leases for the first quarter ended April 2, 2019 are as follows (in thousands):

April 2, 2019
Cash paid for lease liabilities:
Operating leases	$10,693
Finance leases	217
$10,910
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$3,161
Finance leases	50
$3,211

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the first quarter ended April 2, 2019 and April 3, 2018 (in thousands):

	April 2, 2019	April 3, 2018
Interest paid (net of amounts capitalized)	$713	$1,315
Income taxes paid	6	29
Changes in purchases of property and equipment accrued in accounts payable, net	(68)	(1,753)

11. Revenue Recognition
Revenue
Revenue consists of sales from restaurant operations, franchise royalties and fees, and sublease income. Revenue from the operation of company-owned restaurants are recognized when sales occur. The Company reports revenue net of sales and use taxes collected from customers and remitted to governmental taxing authorities.
Gift Cards
The Company sells gift cards which do not have an expiration date, and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company has determined that approximately 9% of gift cards will not be redeemed and recognizes gift card breakage ratably over the estimated redemption period of the gift card, which is approximately 24 months. Gift card liability balances are typically highest at the end of each calendar year following increased gift card purchases during the holiday season.
As of April 2, 2019 and January 1, 2019, the current portion of the gift card liability, $1.9 million and $3.3 million, respectively, is included in accrued expenses and other current liabilities, and the long-term portion, $0.7 million and $0.4 million, respectively, is included in other long-term liabilities in the Consolidated Balance Sheets.
Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $1.8 million during both the first quarters of 2019 and 2018.
Franchise Fees
Royalties from franchise restaurants are based on a percentage of restaurant revenues and are recognized in the period the related franchised restaurants’ sales occur. Development fees and franchise fees, portions of which are collected in advance, are nonrefundable and are recognized in income ratably over the term of the related franchise agreement or recognized upon the termination of the agreement between the Company and the franchisee. The Company has determined that the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement and should be treated as a single performance obligation; therefore, initial fees received from franchisees are recognized as revenue over the term of each respective franchise agreement, which is typically 20 years.

12. Commitments and Contingencies
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of April 2, 2019. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

NOODLES & COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as “we,” “us,” “our” and the “Company” in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended January 1, 2019. We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal years 2019 and 2018 each contain 52 weeks.
Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding estimated costs associated with our closure of underperforming restaurants, the implementation and results of strategic initiatives and our future financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including new restaurant initiatives and operational strategies to improve the performance of our restaurant portfolio; our ability to maintain compliance with debt covenants and continue to access financing necessary to execute our business strategy; the success of our marketing efforts; our ability to open new restaurants on schedule; current economic conditions; price and availability of commodities; our ability to adequately staff our restaurants; changes in labor costs; consumer confidence and spending patterns; consumer reaction to industry related public health issues and perceptions of food safety; seasonal factors; weather; and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended January 1, 2019.
Recent Trends, Risks and Uncertainties
Comparable Restaurant Sales. In the first quarter of 2019, system-wide comparable restaurant sales increased 3.0%, comprised of a 3.0% increase for company-owned restaurants and a 2.8% increase for franchise restaurants. Our ability to continue to increase comparable restaurant sales depends in part on our ability to successfully implement our operational strategies and initiatives.
Increased Labor Costs. Similar to much of the restaurant industry, our base labor costs have risen in recent periods. In the first quarter of 2019, we were able to mitigate the impact of increased base labor costs through labor efficiencies; however, we expect that labor costs will continue to rise as wage rates and benefit costs increase. Some jurisdictions in which we operate have recently increased their minimum wage by a significant amount and other jurisdictions are considering similar actions. Significant additional government-imposed increases could materially affect our labor costs.
Certain Restaurant Closures. We closed 19 company-owned restaurants in 2018, most of which were at or approaching the expiration of their leases, and did not close any restaurants in the first quarter of 2019. We currently do not anticipate significant restaurant closures for the foreseeable future; however, we may from time to time close certain restaurants, including closures at, or near, the expiration of their leases.
Restaurant Development. In the first quarter of 2019, we did not open any new company-owned restaurants but did acquire one franchise restaurant. As of April 2, 2019, we had 395 company-owned restaurants and 64 franchise restaurants in 29 states and the District of Columbia. Given recent improvement in performance, operating effectiveness and liquidity, we are currently pursuing a disciplined development pipeline to execute a modest new unit growth rate in the near term. In 2019, we plan to open between four and six company-owned restaurants.

Key Measures We Use to Evaluate Our Performance
To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include revenue, average unit volume (“AUV”), comparable restaurant sales, restaurant contribution, restaurant contribution margin, EBITDA and adjusted EBITDA.
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
Average Unit Volume
AUV consists of the average annualized sales of all company-owned restaurants for the trailing 12 periods. AUV is calculated by dividing restaurant revenue by the number of operating days within each time period and multiplying by the number of operating days we have in a typical year. This measurement allows management to assess changes in consumer traffic and per person spending patterns at our restaurants.
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
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization, restaurant impairments, closure costs and asset disposals, acquisition costs, severance costs and stock-based compensation expense.
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
Results of Operations
The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended
	April 2, 2019	April 3, 2018
	(in thousands, unaudited)
Net loss	$(1,851)	$(3,575)
Depreciation and amortization	5,507	5,820
Interest expense, net	761	1,138
Provision (benefit) for income taxes	—	(241)
EBITDA (1)	$4,417	$3,142
Restaurant impairments, closure costs and asset disposals (2)	420	1,580
Acquisition costs (3)	36	—
Severance costs (4)	—	278
Stock-based compensation expense	726	580
Adjusted EBITDA	$5,599	$5,580
_____________________

(1)	The first quarter of 2019 includes a $0.2 million positive impact on EBITDA from the adoption of ASU 2016-02, “Leases (Topic 842),” the new lease standard.

(2)
Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. Additionally, the first quarter of 2018 includes the impairment of one restaurant. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

(3)	The first quarter of 2019 includes acquisition costs related to the acquisition of one franchise restaurant.

(4)	The first quarter of 2018 includes severance costs from departmental structural changes.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended
	April 2, 2019	April 3, 2018
Company-Owned Restaurant Activity
Beginning of period	394	412
Openings	—	1
Acquisition (1)	1	—
Closures	—	(2)
Restaurants at end of period	395	411
Franchise Restaurant Activity
Beginning of period	65	66
Openings	—	—
Divestiture (1)	(1)	—
Closures	—	(1)
Restaurants at end of period	64	65
Total restaurants	459	476
_____________________________

(1)	Represents one franchise restaurant acquired by us.

Statement of Operations as a Percentage of Revenue
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended
	April 2, 2019	April 3, 2018
	(unaudited)
Revenue:
Restaurant revenue	98.8%	99.2%
Franchising royalties and fees, and other	1.2%	0.8%
Total revenue	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	26.7%	26.7%
Labor	34.1%	33.4%
Occupancy	11.4%	11.6%
Other restaurant operating costs	15.1%	15.4%
General and administrative	9.2%	9.3%
Depreciation and amortization	5.0%	5.3%
Pre-opening	—%	—%
Restaurant impairments, closure costs and asset disposals	0.4%	1.4%
Total costs and expenses	101.0%	102.4%
Loss from operations	(1.0)%	(2.4)%
Interest expense, net	0.7%	1.0%
Loss before income taxes	(1.7)%	(3.4)%
Provision (benefit) for income taxes	—%	(0.2)%
Net loss	(1.7)%	(3.2)%

First Quarter Ended April 2, 2019 Compared to First Quarter Ended April 3, 2018
The table below presents our unaudited operating results for the first quarters of 2019 and 2018, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	April 2, 2019	April 3, 2018	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$108,765	$109,613	$(848)	(0.8)%
Franchising royalties and fees, and other	1,281	913	368	40.3%
Total revenue	110,046	110,526	(480)	(0.4)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	29,091	29,256	(165)	(0.6)%
Labor	37,092	36,572	520	1.4%
Occupancy	12,430	12,763	(333)	(2.6)%
Other restaurant operating costs	16,456	16,898	(442)	(2.6)%
General and administrative	10,140	10,268	(128)	(1.2)%
Depreciation and amortization	5,507	5,820	(313)	(5.4)%
Pre-opening	—	47	(47)	(100.0)%
Restaurant impairments, asset disposals and closure costs	420	1,580	(1,160)	(73.4)%
Total costs and expenses	111,136	113,204	(2,068)	(1.8)%
Loss from operations	(1,090)	(2,678)	1,588	*
Interest expense, net	761	1,138	(377)	(33.1)%
Loss before income taxes	(1,851)	(3,816)	1,965	*
Provision (benefit) from income taxes	—	(241)	241	(100.0)%
Net loss	$(1,851)	$(3,575)	$1,724	*
Company-owned:
Average unit volume	$1,131	$1,080	$51	4.7%
Comparable restaurant sales	3.0%	(0.3)%
________________

*	Not meaningful.
Revenue
Total revenue decreased $0.5 million in the first quarter of 2019, or 0.4%, to $110.0 million, compared to $110.5 million in the first quarter of 2018. This decrease was primarily due to the impact of closing 19 company-owned restaurants since the beginning of 2018, mostly offset by the increase in comparable restaurant sales.
AUV increased $51,000 compared to the prior year. AUV for the trailing twelve months was $1,131,000.
System-wide comparable restaurant sales growth was 3.0% in the first quarter of 2019, comprised of a 3.0% increase at company-owned restaurants and a 2.8% increase at franchise-owned restaurants. Comparable sales in the first quarter of 2019 benefited by approximately 50 bps due to a shift in the timing of the Easter holiday.

Cost of Sales
Cost of sales decreased by $0.2 million, or 0.6%, in the first quarter of 2019 compared to the same period of 2018, due primarily to the decrease in restaurant revenue in the first quarter of 2019. As a percentage of restaurant revenue, cost of sales remained flat at 26.7% in the first quarter of 2019 compared to the first quarter of 2018 due to the nationwide launch of zucchini noodles in the second quarter of 2018, which have a higher cost of goods sold than the balance of our menu offerings, offset by supply chain initiatives.
Labor Costs
Labor costs increased by $0.5 million, or 1.4%, in the first quarter of 2019 compared to the same period of 2018. As a percentage of restaurant revenue, labor costs increased to 34.1% in the first quarter of 2019 from 33.4% in the first quarter of 2018. The increase as a percentage of restaurant revenue was driven by higher benefit costs due to certain individual high dollar claims incurred during the first quarter of 2019 and wage inflation.
Occupancy Costs
Occupancy costs decreased by $0.3 million, or 2.6%, in the first quarter of 2019 compared to the first quarter of 2018, due primarily to the impact of restaurants closed since the beginning of 2018. As a percentage of revenue, occupancy costs decreased to 11.4% in the first quarter of 2019, compared to 11.6% in the first quarter of 2018 due to leverage on higher AUV.
Other Restaurant Operating Costs
Other restaurant operating costs decreased by $0.4 million, or 2.6%, in the first quarter of 2019 compared to the first quarter of 2018, due primarily to lower marketing spend, partially offset by increased third-party delivery fees associated with higher delivery revenues. As a percentage of restaurant revenue, other restaurant operating costs decreased to 15.1% in the first quarter of 2019 compared to 15.4% in the first quarter of 2018.
General and Administrative Expense
General and administrative expense decreased by $0.1 million, or 1.2%, in the first quarter of 2019 compared to the first quarter of 2018, primarily due to severance costs from departmental structural changes in the first quarter of 2018. As a percentage of revenue, general and administrative expense decreased to 9.2% in the first quarter of 2019 from 9.3% in the first quarter of 2018.
Depreciation and Amortization
Depreciation and amortization decreased by $0.3 million, or 5.4%, in the first quarter of 2019 compared to the first quarter of 2018, due primarily to restaurants closed or impaired in prior quarters. As a percentage of revenue, depreciation and amortization decreased to 5.0% in the first quarter of 2019 from 5.3% in the first quarter of 2018.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals decreased by $1.2 million in the first quarter of 2019 compared to the first quarter of 2018. In the first quarter of 2019, no restaurants were impaired and closure costs were comprised of a $0.3 million gain, primarily relating to changes in our assessment of remaining operating lease terms, offset by $0.3 million of ongoing costs related to restaurants closed in previous years. In the first quarter of 2018, we impaired one restaurant and recognized $0.6 million of closure costs related to restaurants closed in previous years.
Interest Expense
Interest expense decreased by $0.4 million in the first quarter of 2019 compared to the first quarter of 2018. The decrease was due to lower average borrowings partially offset by a higher average interest rate during the first quarter of 2019 compared to the first quarter of 2018.
Provision (Benefit) from Income Taxes
The effective tax rate was 0.0% for the first quarter of 2019 compared to 6.3% for the first quarter of 2018. The effective tax rate for the first quarter of 2019 reflects the impact of the previously recorded valuation allowance. The effective tax rate for the first quarter of 2018 was primarily related to a benefit from a reduction to the valuation allowance. For the remainder of fiscal 2019, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Liquidity and Capital Resources
Summary of Cash Flows
As of April 2, 2019, our available cash and cash equivalents balance was $1.8 million and $36.8 million was available for future borrowings under our 2018 Credit Facility.
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
We believe that we have sufficient sources of cash to meet our liquidity needs and capital resource requirements for the next twelve months, primarily through currently available cash and cash equivalents, cash flows from operations and undrawn capacity under our revolving credit line.
Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Fiscal Quarter Ended
	April 2, 2019	April 3, 2018
Net cash provided by (used in) operating activities	$114	$(1,004)
Net cash used in investing activities	(5,551)	(4,805)
Net cash provided by financing activities	2,582	5,072
Net decrease in cash and cash equivalents	$(2,855)	$(737)
Operating Activities
Net cash provided by operating activities was $0.1 million in the first quarter of 2019 compared to net cash used in operating activities of $1.0 million in the first quarter of 2018. The improvement in operating cash flows resulted primarily from lower net loss during the first quarter of 2019 compared to first quarter of 2018, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, closure costs and asset disposals, and changes in working capital due to timing.
Investing Activities
Net cash used in investing activities in both periods was primarily related to reinvestments in existing restaurants and investments in technology. Additionally, in the first quarter of 2019 we purchased one franchise restaurant for total cash consideration of $1.4 million.
Financing Activities
Net cash provided by financing activities in both periods is the result of borrowings, net of repayments on long-term debt.
Capital Resources
Future Capital Expenditure Requirements. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants, as well as information technology expenses and other general corporate capital expenditures.
We estimate capital expenditures for the remainder of 2019 to be approximately $10.5 million to $15.0 million for a total of approximately $14.5 million to $19.0 million for the fiscal year, of which $4.0 million to $7.0 million relates to our construction of new restaurants before any reductions for landlord reimbursements. We expect such capital expenditures to be funded by a combination of cash from operations and borrowings under our revolving credit facility.
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
As of April 2, 2019, we had $49.3 million of indebtedness (excluding $1.5 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the 2018 Credit Facility. The term loan requires principal payments of $156,250 per quarter through the first quarter of 2019, $187,500 per quarter through the first quarter of 2020, $375,000 per quarter through the first quarter of 2021, and $531,250 per quarter through maturity in the second quarter of 2022.
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
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of April 2, 2019.
Critical Accounting Policies and Estimates
With the adoption of ASU 2016-02, “Leases (Topic 842),” the right-of-use assets in our operating and finance leases are subject to the impairment guidance in ASC 360, “Property, Plant, and Equipment.” The operating and finance lease assets are long-lived non-financial assets and are accounted for similar to our other long-lived non-financial assets, such as property and equipment and intangibles, subject to amortization. Therefore, we will review operating and finance lease assets for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable.
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
When determining the fair value of our right-of-use assets, we will consider what market participants would pay to lease the asset (i.e., what a market participant would pay up front in one payment for the right-of-use asset, assuming no additional lease payments would be due) for its highest and best use, even if that use differs from the current or intended use by us.

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended January 1, 2019. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended January 1, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of April 2, 2019, we had $49.3 million of outstanding borrowings under our credit facility. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.5 million on an annualized basis.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage requirements directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that affected our results from 2015 through the first quarter of 2019. We expect wage inflation to continue to affect our results in the near future.

Item 4. Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 2, 2019, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended April 2, 2019, we implemented controls to ensure we properly assessed the impact of the new lease accounting standard on our consolidated financial statements to facilitate adoption of the standard on January 2, 2019. We further completed upgrades to our existing lease system to support our accounting for leases and have integrated the new system functionality with our processes and controls.
There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of April 2, 2019. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended January 1, 2019.  There have been no material changes to our Risk Factors as previously reported.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ KEN KUICK
Ken Kuick Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	May 10, 2019