Form 10-Q
period 2019-07-02
NOODLES & Co
filed 2019-08-06
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2019
Class A Common Stock, $0.01 par value per share	44,111,347 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	July 2, 2019	January 1, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,338	$4,655
Accounts receivable	2,544	2,391
Inventories	9,860	9,646
Prepaid expenses and other assets	4,797	6,474
Income tax receivable	191	185
Total current assets	20,730	23,351
Property and equipment, net	134,692	138,774
Operating lease assets, net	215,347	—
Goodwill	7,154	6,400
Intangibles, net	1,057	1,291
Other assets, net	2,376	2,216
Total long-term assets	360,626	148,681
Total assets	$381,356	$172,032
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,567	$7,854
Accrued payroll and benefits	13,027	13,391
Accrued expenses and other current liabilities	8,530	11,183
Current operating lease liabilities	21,781	—
Current portion of long-term debt	938	719
Total current liabilities	51,843	33,147
Long-term debt, net	43,714	44,183
Long-term operating lease liabilities, net	233,902	—
Deferred rent	—	37,334
Deferred tax liabilities, net	133	133
Other long-term liabilities	4,861	4,554
Total liabilities	334,453	119,351

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of July 2, 2019 and January 1, 2019; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of July 2, 2019 and January 1, 2019; 46,508,586 issued and 44,084,715 outstanding as of July 2, 2019 and 46,353,309 issued and 43,929,438 outstanding as of January 1, 2019	465	464
Treasury stock, at cost, 2,423,871 shares as of July 2, 2019 and January 1, 2019	(35,000)	(35,000)
Additional paid-in capital	199,978	198,352
Accumulated deficit	(118,540)	(111,135)
Total stockholders’ equity	46,903	52,681
Total liabilities and stockholders’ equity	$381,356	$172,032
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018
Revenue:
Restaurant revenue	$118,858	$116,451	$227,623	$226,064
Franchising royalties and fees, and other	1,332	944	2,613	1,857
Total revenue	120,190	117,395	230,236	227,921
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,448	31,089	59,539	60,345
Labor	38,877	38,043	75,969	74,615
Occupancy	12,311	12,357	24,741	25,120
Other restaurant operating costs	16,858	16,875	33,314	33,773
General and administrative	11,848	14,813	21,988	25,081
Depreciation and amortization	5,661	5,797	11,168	11,617
Pre-opening	65	3	65	50
Restaurant impairments, closure costs and asset disposals	2,884	2,580	3,304	4,160
Total costs and expenses	118,952	121,557	230,088	234,761
Income (loss) from operations	1,238	(4,162)	148	(6,840)
Loss on extinguishment of debt	—	626	—	626
Interest expense, net	800	1,154	1,561	2,292
Income (loss) before income taxes	438	(5,942)	(1,413)	(9,758)
Provision (benefit) for income taxes	—	(7)	—	(248)
Net income (loss) and comprehensive income (loss)	$438	$(5,935)	$(1,413)	$(9,510)
Earnings (loss) per share of Class A and Class B common stock, combined:
Basic	$0.01	$(0.14)	$(0.03)	$(0.23)
Diluted	$0.01	$(0.14)	$(0.03)	$(0.23)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	43,964,175	41,172,924	43,955,580	41,150,698
Diluted	45,075,888	41,172,924	43,955,580	41,150,698

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1) (2)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—April 2, 2019	46,370,951	$464	2,423,871	$(35,000)	$199,110	$(118,978)	$45,596
Stock plan transactions and other	137,635	1	—	—	(257)	—	(256)
Stock-based compensation expense	—	—	—	—	1,125	—	1,125
Net income	—	—	—	—	—	438	438
Balance—July 2, 2019	46,508,586	$465	2,423,871	$(35,000)	$199,978	$(118,540)	$46,903

Balance—April 3, 2018	43,559,312	$436	2,423,871	$(35,000)	$172,240	$(106,269)	$31,407
Stock plan transactions and other	131,083	1	—	—	(329)	—	(328)
Stock-based compensation expense	—	—	—	—	1,025	—	1,025
Net loss	—	—	—	—	—	(5,935)	(5,935)
Balance—July 3, 2018	43,690,395	$437	2,423,871	$(35,000)	$172,936	$(112,204)	$26,169

	Two Fiscal Quarters Ended
	Common Stock(1) (2)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—January 1, 2019	46,353,309	$464	2,423,871	$(35,000)	$198,352	$(111,135)	$52,681
Stock plan transactions and other	155,277	1	—	—	(236)	$—	(235)
Stock-based compensation expense	—	—	—	—	1,862	$—	1,862
Adoption of ASU No. 2016-02, Leases (Topic 842)	—	—	—	—	—	$(5,992)	(5,992)
Net loss	—	—	—	—	—	$(1,413)	(1,413)
Balance—July 2, 2019	46,508,586	$465	2,423,871	$(35,000)	$199,978	$(118,540)	$46,903

Balance—January 2, 2018	43,550,329	$436	2,423,871	$(35,000)	$171,613	$(101,188)	$35,861
Stock plan transactions and other	140,066	1	—	—	(294)	$—	(293)
Stock-based compensation expense	—	—	—	—	1,617	$—	1,617
Adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)	—	—	—	—	—	$(1,506)	(1,506)
Net loss	—	—	—	—	—	$(9,510)	(9,510)
Balance—July 3, 2018	43,690,395	$437	2,423,871	$(35,000)	$172,936	$(112,204)	$26,169
_____________

(1)	Unless otherwise noted, activity relates to Class A common stock.

(2)
On May 24, 2018, 1,522,098 shares of Class B common stock were converted into the same number of the Company’s Class A common stock. As a result of the conversion, no shares of the Company’s Class B common stock were outstanding as of July 3, 2018.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Two Fiscal Quarters Ended
	July 2, 2019	July 3, 2018
Operating activities
Net loss	$(1,413)	$(9,510)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,168	11,617
Deferred income taxes	—	(251)
Restaurant impairments, closure costs and asset disposals	2,784	3,669
Loss on extinguishment of debt	—	626
Amortization of debt issuance costs	250	363
Stock-based compensation	1,841	1,592
Changes in operating assets and liabilities:
Accounts receivable	(143)	837
Inventories	(347)	(751)
Prepaid expenses and other assets	(904)	(1,184)
Accounts payable	(1,332)	(2,909)
Deferred rent	—	(975)
Income taxes	(6)	(46)
Operating lease assets and liabilities	(407)	—
Accrued expenses and other liabilities	(2,483)	(241)
Net cash provided by operating activities	9,008	2,837
Investing activities
Purchases of property and equipment	(8,217)	(7,051)
Proceeds from disposal of property and equipment	352	—
Franchise restaurant acquisition, net of cash acquired	(1,387)	—
Net cash used in investing activities	(9,252)	(7,051)
Financing activities
Net payments from swing line loan	—	(101)
Proceeds from issuance of long-term debt	—	73,389
Payments on long-term debt	(500)	(66,873)
Payments on finance leases	(338)	—
Stock plan transactions and tax withholding on share based compensation awards	(235)	(293)
Debt issuance costs	—	(1,629)
Net cash (used in) provided by financing activities	(1,073)	4,493
Net (decrease) increase in cash and cash equivalents	(1,317)	279
Cash and cash equivalents
Beginning of period	4,655	3,361
End of period	$3,338	$3,640

See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation
Business
Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of July 2, 2019, the Company had 395 company-owned restaurants and 62 franchise restaurants in 29 states and the District of Columbia. The Company operates its business as one operating and reportable segment.
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
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2019, which ends on December 31, 2019, and fiscal year 2018, which ended on January 1, 2019, both contain 52 weeks. The Company’s fiscal quarter that ended July 2, 2019 is referred to as the second quarter of 2019, and the fiscal quarter ended July 3, 2018 is referred to as the second quarter of 2018.
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

The adoption of the standard did not have a material impact on the Company’s Condensed Consolidated Statements of Operations in the second quarter of 2019 or the first two quarters of 2019. The adoption also included the enhancement of the Company’s disclosures related to leases. See disclosure in Note 9, Leases.

The impact on the Condensed Consolidated Balance Sheet on the date of adoption was as follows:

	January 1, 2019	Adjustments Due to the Adoption of Topic 842 (unaudited)	January 2, 2019 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,655	$—	$4,655
Accounts receivable	2,391	225	2,616
Inventories	9,646	—	9,646
Prepaid expenses and other assets	6,474	(3,243)	3,231
Income tax receivable	185	—	185
Total current assets	23,351	(3,018)	20,333
Property and equipment, net	138,774	844	139,618
Operating lease assets, net	—	219,883	219,883
Goodwill	6,400	—	6,400
Intangibles, net	1,291	(67)	1,224
Other assets, net	2,216	—	2,216
Total long-term assets	148,681	220,660	369,341
Total assets	$172,032	$217,642	$389,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,854	$—	$7,854
Accrued payroll and benefits	13,391	—	13,391
Accrued expenses and other current liabilities	11,183	(553)	10,630
Current operating lease liabilities	—	—	—
Current portion of long-term debt	719	—	719
Total current liabilities	33,147	(553)	32,594
Long-term debt, net	44,183	—	44,183
Long-term operating lease liabilities, net	—	260,931	260,931
Deferred rent	37,334	(37,186)	148
Deferred tax liabilities, net	133	—	133
Other long-term liabilities	4,554	442	4,996
Total liabilities	119,351	223,634	342,985

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of January 1, 2019; no shares issued or outstanding	—	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of January 1, 2019; 46,353,309 issued and 43,929,438 outstanding as of January 1, 2019	464	—	464
Treasury stock, at cost, 2,423,871 shares as of January 1, 2019	(35,000)	—	(35,000)
Additional paid-in capital	198,352	—	198,352
Accumulated deficit	(111,135)	(5,992)	(117,127)
Total stockholders’ equity	52,681	(5,992)	46,689
Total liabilities and stockholders’ equity	$172,032	$217,642	$389,674

2. Supplemental Financial Information
Property and equipment, net, consists of the following (in thousands):

	July 2, 2019	January 1, 2019
Leasehold improvements	$196,237	$197,571
Furniture, fixtures and equipment	122,107	121,479
Construction in progress	6,953	3,620
	325,297	322,670
Accumulated depreciation and amortization	(190,605)	(183,896)
	$134,692	$138,774

Accrued expenses and other current liabilities consist of the following (in thousands):

	July 2, 2019	January 1, 2019
Gift card liability	$1,647	$3,284
Occupancy related - other	1,337	2,600
Utilities	1,487	1,582
Other accrued expenses	4,059	3,717
	$8,530	$11,183

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
As of July 2, 2019, the Company had $46.1 million of indebtedness (excluding $1.4 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the 2018 Credit Facility. The term loan requires principal payments of $156,250 per quarter through the first quarter of 2019, $187,500 per quarter through the first quarter of 2020, $375,000 per quarter through the first quarter of 2021, and $531,250 per quarter through maturity in the second quarter of 2022.
Aggregate maturities for debt outstanding as of July 2, 2019 are as follows (in thousands):

Year 1	$938
Year 2	1,656
Year 3	1,594
Year 4	41,888
Total	$46,076

The Company’s outstanding indebtedness bore interest at rates between 5.34% to 7.25% during the first two quarters of 2019.
Upon execution of the 2018 Credit Facility, the Company repaid in full its outstanding indebtedness under its prior credit facility using funds drawn on its 2018 Credit Facility. Upon repayment, the prior credit facility and all related agreements were terminated.

A loss on extinguishment of debt in the amount of $0.6 million was recorded during the second quarter of 2018 in connection with this repayment.
The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of July 2, 2019.

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill and other intangible assets. These assets are measured at fair value if determined to be impaired or when acquired.
Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of July 2, 2019 and July 3, 2018 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes
The following table presents the Company’s provision (benefit) for income taxes (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018
Provision (benefit) for income taxes	$—	$(7)	$—	$(248)
Effective tax rate	—%	0.1%	—%	2.5%

The effective tax rate for the second quarter of 2019 and the first two quarters of 2019 reflect the impact of the previously recorded valuation allowance. For the remainder of fiscal 2019, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax. The effective tax rates for the second quarter of 2018 and the first two quarters of 2018 reflected changes made by the Tax Cuts and Jobs Act (“Tax Act”), which was signed into law in December 2017.

6. Stock-Based Compensation
The Company’s Stock Incentive Plan (the “Plan”), as amended and restated in May of 2013, authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and incentive bonuses to employees, officers, non-employee directors and other service providers. As of July 2, 2019, approximately 3.1 million share-based awards were available to be granted under the Plan.
The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018
Stock-based compensation expense	$1,155	$1,012	$1,881	$1,592
Capitalized stock-based compensation expense	$10	$13	$21	$25

7. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018
Restaurant impairments (1)	$2,276	$319	$2,465	$917
Closure costs (1)	173	1,519	134	2,073
Loss on disposal of assets and other	435	742	705	1,170
	$2,884	$2,580	$3,304	$4,160

_____________________________

(1)	Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.
As a result of downward pressure on the operating results of two of our restaurants, we identified these restaurants as impaired during the second quarter of 2019, and as a result, recorded an impairment charge of $2.2 million. There were no restaurant impairments during the first quarter of 2019. There were no restaurant impairments during the second quarter of 2018 and one restaurant impairment during the first two quarters of 2018. Both periods include ongoing equipment costs for restaurants previously impaired. Impairment is based on management’s current assessment of the expected future cash flows of a restaurant based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and is determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value and the right-of-use asset based on a discounted cash flow analysis utilizing market lease rates.
Closure costs of $0.2 million in the second quarter of 2019 and $0.1 million during the first two quarters of 2019 include ongoing costs of restaurants closed in previous years, partially offset by a gain of $0.1 million and $0.4 million, respectively, relating to changes in the Company’s assessment of remaining operating lease terms. The closure costs of $1.5 million recognized during the second quarter of 2018 and $2.1 million recognized during the first two quarters of 2018 are related to the seven restaurants closed in the second quarter of 2018 and nine restaurants closed in the first two quarters of 2018, most of which were approaching the expiration of their leases, as well as ongoing costs of restaurants closed in previous years. These ongoing costs include adjustments to the liabilities to landlords as lease terminations occur.
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
The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018
Net income (loss)	$438	$(5,935)	$(1,413)	$(9,510)
Shares:
Basic weighted average shares outstanding	43,964,175	41,172,924	43,955,580	41,150,698
Effect of dilutive securities	1,111,713	—	—	—
Diluted weighted average shares outstanding	45,075,888	41,172,924	43,955,580	41,150,698
Earnings (loss) per share:
Basic earnings (loss) per share	$0.01	$(0.14)	$(0.03)	$(0.23)
Diluted earnings (loss) per share	$0.01	$(0.14)	$(0.03)	$(0.23)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards or exercise of outstanding warrants that were excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 1,297,255 and 2,630,523 for the second quarter of 2019 and 2018, respectively, and totaled 3,229,030 and 3,043,387 for the first two quarters of 2019 and 2018, respectively.

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
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		July 2, 2019
Assets
Operating	Operating lease assets, net	$215,347
Finance	Finance lease assets, net (1)	1,057
Total leased assets		$216,404
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$21,781
Finance	Current finance lease liabilities (2)	820
Long-term lease liabilities
Operating	Long-term operating lease liabilities	233,902
Finance	Long-term finance lease liabilities (2)	300
Total lease liabilities		$256,803
_____________________

(1)	The finance lease assets are included in property and equipment, net in the Consolidated Balance Sheets.

(2)
The current portion of the finance lease liabilities is included in accrued expenses and other current liabilities, and the long-term portion is included in other long-term liabilities in the Consolidated Balance Sheets.

The components of lease costs are as follows (in thousands):

		Fiscal Quarter Ended	Two Fiscal Quarters Ended
Classification		July 2, 2019	July 2, 2019
Operating lease cost	Occupancy, other restaurant operating costs, and general and administrative expenses	$10,188	$20,332
Finance lease cost
Amortization of lease assets	Depreciation and amortization	179	350
Interest on lease liabilities	Interest expense, net	20	40
		10,387	20,722
Sublease income	Franchising royalties and fees, and other	(88)	(200)
Total lease cost, net		$10,299	$20,522

Future minimum lease payments required under existing leases as of July 2, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2019	$21,533	$382	$21,915
2020	42,799	538	43,337
2021	42,316	216	42,532
2022	42,167	44	42,211
2023	40,832	14	40,846
Thereafter	187,239	9	187,248
Total lease payments	376,886	1,203	378,089
Less: Imputed interest	121,203	83	121,286
Present value of lease liabilities	$255,683	$1,120	$256,803

Operating lease payments include $89.0 million related to options to extend lease terms that are reasonably certain of being exercised over the next five years and also include $72.5 million related to operating lease payments during the option period for leases expiring beyond five years, and exclude $6.5 million of legally binding minimum lease payments for leases signed but not yet commenced.

Lease term and discount rate as of the July 2, 2019 are as follows:

July 2, 2019
Weighted average remaining lease term (years):
Operating	9.4
Finance	2.1
Weighted average discount rate:
Operating	8.68%
Finance	7.16%

Supplemental disclosures of cash flow information related to leases for the second quarter and the first two quarters ended July 2, 2019 are as follows (in thousands):

	Fiscal Quarter Ended	Two Fiscal Quarters Ended
	July 2, 2019	July 2, 2019
Cash paid for lease liabilities:
Operating leases	$10,813	$21,506
Finance leases	160	377
	$10,973	$21,883
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$2,049	$5,210
Finance leases	179	229
	$2,228	$5,439

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the two quarters ended July 2, 2019 and July 3, 2018 (in thousands):

	July 2, 2019	July 3, 2018
Interest paid (net of amounts capitalized)	$1,382	$1,973
Income taxes paid	6	49
Changes in purchases of property and equipment accrued in accounts payable, net	1,054	(1,580)

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
As of July 2, 2019 and January 1, 2019, the current portion of the gift card liability, $1.6 million and $3.3 million, respectively, is included in accrued expenses and other current liabilities, and the long-term portion, $0.7 million and $0.4 million, respectively, is included in other long-term liabilities in the Consolidated Balance Sheets.
Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $3.2 million and $3.4 million for the first two quarters of 2019 and 2018, respectively. The revenue recognized from gift cards for the first two quarters of 2018 includes $0.3 million of gift card breakage that resulted from a change in the estimate for gift card unredeemed balances for the years 2014 and after. This change in estimate was a result of the Delaware Gift Card Litigation settlement in the second quarter of 2018.
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

12. Commitments and Contingencies
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of July 2, 2019. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

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
Recent Trends, Risks and Uncertainties
Comparable Restaurant Sales. In the second quarter of 2019, system-wide comparable restaurant sales increased 4.6%, comprised of a 4.8% increase for company-owned restaurants and a 3.7% increase for franchise restaurants. Our ability to continue to increase comparable restaurant sales depends in part on our ability to successfully implement our operational strategies and initiatives.
Increased Labor Costs. Similar to much of the restaurant industry, our base labor costs have risen in recent periods. In the second quarter of 2019, we were able to mitigate the impact of increased base labor costs through labor efficiencies; however, we expect that labor costs will continue to rise as wage rates and benefit costs increase. Some jurisdictions in which we operate have recently increased their minimum wage by a significant amount and other jurisdictions are considering similar actions. Significant additional government-imposed increases could materially affect our labor costs.
Certain Restaurant Closures. We closed 19 company-owned restaurants in 2018, most of which were at or approaching the expiration of their leases, and did not close any restaurants in the first two quarters of 2019. We currently do not anticipate significant restaurant closures for the foreseeable future; however, we may from time to time close certain restaurants, including closures at, or near, the expiration of their leases.
Restaurant Development. In the first two quarters of 2019, we did not open any new company-owned restaurants but did acquire one franchise restaurant. As of July 2, 2019, we had 395 company-owned restaurants and 62 franchise restaurants in 29 states and the District of Columbia. Given recent improvement in performance, operating effectiveness and liquidity, we are currently pursuing a disciplined development pipeline to execute a modest new unit growth rate in the near term. In 2019, we plan to open between four and six company-owned restaurants.

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

Results of Operations
The following table presents a reconciliation of net income (loss) to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018
	(in thousands, unaudited)
Net income (loss)	$438	$(5,935)	$(1,413)	$(9,510)
Depreciation and amortization	5,661	5,797	11,168	11,617
Interest expense, net	800	1,154	1,561	2,292
Provision (benefit) for income taxes	—	(7)	—	(248)
EBITDA	$6,899	$1,009	$11,316	$4,151
Restaurant impairments, closure costs and asset disposals (1)	2,884	2,580	3,304	4,160
Acquisition costs (2)	—	—	36	—
Stock-based compensation expense	1,155	1,012	1,881	1,592
Litigation settlement (3)	—	3,796	—	3,796
Loss on extinguishment of debt (4)	—	626	—	626
Fees and costs related to registration statements and related transactions (5)	—	53	—	53
Severance costs (6)	—	—	—	278
Adjusted EBITDA	$10,938	$9,076	$16,537	$14,656
_____________________

(1)
The first two quarters of 2019 include the impairment of two restaurants compared to one restaurant during the same period of 2018. Additionally, the first two quarters of 2018 included closure costs of the nine restaurants closed in the first two quarters of 2018, most of which were approaching the expiration of their leases. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

(2)	The first two quarters of 2019 includes acquisition costs related to the acquisition of one franchise restaurant.

(3)
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

(5)	The second quarter of 2018 includes expenses related to the registration statement the Company filed in the second quarter of 2018.

(6)	The first two quarters of 2018 includes severance costs from departmental structural changes.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018
Company-Owned Restaurant Activity
Beginning of period	395	411	394	412
Openings	—	—	—	1
Acquisition (1)	—	—	1	—
Closures	—	(7)	—	(9)
Restaurants at end of period	395	404	395	404
Franchise Restaurant Activity
Beginning of period	64	65	65	66
Openings	—	—	—	—
Divestiture (1)	—	—	(1)	—
Closures	(2)	—	(2)	(1)
Restaurants at end of period	62	65	62	65
Total restaurants	457	469	457	469
_____________________________

(1)	Represents one franchise restaurant acquired by us.

Statement of Operations as a Percentage of Revenue
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018
	(unaudited)
Revenue:
Restaurant revenue	98.9%	99.2%	98.9%	99.2%
Franchising royalties and fees, and other	1.1%	0.8%	1.1%	0.8%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.6%	26.7%	26.2%	26.7%
Labor	32.7%	32.7%	33.4%	33.0%
Occupancy	10.4%	10.6%	10.9%	11.1%
Other restaurant operating costs	14.2%	14.5%	14.6%	14.9%
General and administrative	9.9%	12.6%	9.6%	11.0%
Depreciation and amortization	4.7%	4.9%	4.9%	5.1%
Pre-opening	0.1%	—%	—%	—%
Restaurant impairments, closure costs and asset disposals	2.4%	2.2%	1.4%	1.8%
Total costs and expenses	99.0%	103.5%	99.9%	103.0%
Income (loss) from operations	1.0%	(3.5)%	0.1%	(3.0)%
Loss on extinguishment of debt	—%	0.5%	—%	0.3%
Interest expense, net	0.7%	1.0%	0.7%	1.0%
Income (loss) before income taxes	0.4%	(5.1)%	(0.6)%	(4.3)%
Provision (benefit) for income taxes	—%	—%	—%	(0.1)%
Net income (loss)	0.4%	(5.1)%	(0.6)%	(4.2)%

Second Quarter Ended July 2, 2019 Compared to Second Quarter Ended July 3, 2018
The table below presents our unaudited operating results for the second quarters of 2019 and 2018, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	July 2, 2019	July 3, 2018	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$118,858	$116,451	$2,407	2.1%
Franchising royalties and fees, and other	1,332	944	388	41.1%
Total revenue	120,190	117,395	2,795	2.4%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,448	31,089	(641)	(2.1)%
Labor	38,877	38,043	834	2.2%
Occupancy	12,311	12,357	(46)	(0.4)%
Other restaurant operating costs	16,858	16,875	(17)	(0.1)%
General and administrative	11,848	14,813	(2,965)	(20.0)%
Depreciation and amortization	5,661	5,797	(136)	(2.3)%
Pre-opening	65	3	62	*
Restaurant impairments, asset disposals and closure costs	2,884	2,580	304	11.8%
Total costs and expenses	118,952	121,557	(2,605)	(2.1)%
Income (loss) from operations	1,238	(4,162)	5,400	*
Loss on extinguishment of debt	—	626	(626)	*
Interest expense, net	800	1,154	(354)	(30.7)%
Income (loss) before income taxes	438	(5,942)	6,380	*
Provision (benefit) from income taxes	—	(7)	7	*
Net income (loss)	$438	$(5,935)	$6,373	*
Company-owned:
Average unit volume	$1,148	$1,092	$56	5.1%
Comparable restaurant sales	4.8%	5.0%
________________

*	Not meaningful.
Revenue
Total revenue increased $2.8 million in the second quarter of 2019, or 2.4%, to $120.2 million, compared to $117.4 million in the second quarter of 2018. This increase was primarily due to the increase in comparable restaurant sales, partially offset by the impact of restaurants closed since the beginning of second quarter of 2018, most of which were approaching the expiration of their leases.
AUV increased $56,000 compared to the prior year. AUV for the trailing twelve months was $1,148,000.
System-wide comparable restaurant sales growth was 4.6% in the second quarter of 2019, comprised of a 4.8% increase at company-owned restaurants and a 3.7% increase at franchise-owned restaurants. Comparable restaurant sales growth in the second quarter of 2019 was driven primarily by increased off-premise sales, a new menu pricing structure and corresponding mix shift benefits, partially offset by the shift in the timing of the Easter holiday, which shift resulted in a reduction in comparable restaurant sales of approximately 50 bps.

Cost of Sales
Cost of sales decreased by $0.6 million, or 2.1%, in the second quarter of 2019 compared to the same period of 2018, due primarily to ongoing supply chain savings initiatives in the second quarter of 2019. As a percentage of restaurant revenue, cost of sales decreased to 25.6% in the second quarter of 2019 compared to 26.7% in second quarter of 2018 due to leverage on higher AUVs, primarily due to increased menu price and lower expenses resulting from ongoing supply chain initiatives.
Labor Costs
Labor costs increased by $0.8 million, or 2.2%, commensurate with the growth in sales in the second quarter of 2019 compared to the same period of 2018. As a percentage of restaurant revenue, labor costs were flat at 32.7% in both the second quarters of 2019 and 2018.
Occupancy Costs
Occupancy costs were flat in the second quarters of 2019 and 2018. As a percentage of revenue, occupancy costs decreased to 10.4% in the second quarter of 2019, compared to 10.6% in the second quarter of 2018 due to leverage on higher AUV.
Other Restaurant Operating Costs
Other restaurant operating costs were flat quarter over quarter, due primarily to lower marketing spend and utilities costs, offset by increased third-party delivery fees associated with higher delivery revenues. As a percentage of restaurant revenue, other restaurant operating costs decreased to 14.2% in the second quarter of 2019 compared to 14.5% in the second quarter of 2018.
General and Administrative Expense
General and administrative expense decreased by $3.0 million in the second quarter of 2019 compared to the second quarter of 2018, primarily due to a $3.4 million charge for the final assessment related to data breach liabilities incurred during the second quarter of 2018. As a percentage of revenue, general and administrative expense decreased to 9.9% in the second quarter of 2019 from 12.6% in the second quarter of 2018.
Depreciation and Amortization
Depreciation and amortization decreased by $0.1 million, or 2.3%, in the second quarter of 2019 compared to the second quarter of 2018, due primarily to restaurants closed or impaired since the beginning of the second quarter of 2018. As a percentage of revenue, depreciation and amortization decreased to 4.7% in the second quarter of 2019 from 4.9% in the second quarter of 2018.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals increased by $0.3 million in the second quarter of 2019 compared to the second quarter of 2018. In the second quarter of 2019, the Company recorded a $2.2 million impairment charge for two restaurants and incurred $0.6 million which was comprised of ongoing costs for restaurants closed in previous years, partially offset by gains related to lease re-measurements, and loss on disposal of assets. In the second quarter of 2018, we did not impair any restaurants and recognized $1.5 million of closure costs, $0.9 million related to restaurants closed 2018, most of which were approaching the expiration of their leases, and $0.6 million related to restaurants closed in previous years, and we incurred $1.1 million comprised of costs related to previously impaired restaurants and loss on disposal of assets.
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
Interest Expense
Interest expense decreased by $0.4 million in the second quarter of 2019 compared to the second quarter of 2018. The decrease was due to lower average borrowings partially offset by a higher average interest rate during the second quarter of 2019 compared to the second quarter of 2018.

Provision (Benefit) from Income Taxes
The effective tax rate was 0.0% for the second quarter of 2019 compared to 0.1% for the second quarter of 2018. The effective tax rate for the second quarter of 2019 reflects the impact of the previously recorded valuation allowance. The effective tax rate for the second quarter of 2018 was primarily related to a benefit from a reduction to the valuation allowance. For the remainder of fiscal 2019, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Two Quarters Ended July 2, 2019 Compared to Two Quarters Ended July 3, 2018
The table below presents our unaudited operating results for the first two quarters of 2019 and 2018, and the related period-over-period changes.

	Two Fiscal Quarters Ended		Increase / (Decrease)
	July 2, 2019	July 3, 2018	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$227,623	$226,064	$1,559	0.7%
Franchising royalties and fees	2,613	1,857	756	40.7%
Total revenue	230,236	227,921	2,315	1.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	59,539	60,345	(806)	(1.3)%
Labor	75,969	74,615	1,354	1.8%
Occupancy	24,741	25,120	(379)	(1.5)%
Other restaurant operating costs	33,314	33,773	(459)	(1.4)%
General and administrative	21,988	25,081	(3,093)	(12.3)%
Depreciation and amortization	11,168	11,617	(449)	(3.9)%
Pre-opening	65	50	15	30.0%
Restaurant impairments, asset disposals and closure costs	3,304	4,160	(856)	(20.6)%
Total costs and expenses	230,088	234,761	(4,673)	(2.0)%
Income (loss) from operations	148	(6,840)	6,988	*
Loss on extinguishment of debt	—	626	(626)	*
Interest expense, net	1,561	2,292	(731)	(31.9)%
Loss before income taxes	(1,413)	(9,758)	8,345	*
Provision (benefit) for income taxes	—	(248)	248	*
Net loss	$(1,413)	$(9,510)	$8,097	*
Company-owned:
Average unit volumes	$1,148	$1,092	$56	5.1%
Comparable restaurant sales	3.9%	2.4%
________________

*	Not meaningful.
Revenue
Total revenue increased by $2.3 million, or 1.0%, in the first two quarters of 2019, to $230.2 million compared to $227.9 million in the same period of 2018. This increase was due to the increase in comparable restaurant sales, partially offset by the impact of restaurants closed since the beginning of the second quarter of 2018, most of which were approaching the expiration of their leases.

Comparable restaurant sales increased by 3.9% at company-owned restaurants, increased by 3.2% at franchise-owned restaurants and increased by 3.8% system-wide in the first two quarters of 2019.
Cost of Sales
Cost of sales decreased by $0.8 million, or 1.3%, in the first two quarters of 2019 compared to the same period of 2018, due primarily to ongoing supply chain savings initiatives. As a percentage of restaurant revenue, cost of sales decreased to 26.2% in the first two quarters of 2019 compared to 26.7% in the first two quarters of 2018 primarily due to reduced discounting.
Labor Costs
Labor costs increased by $1.4 million, or 1.8%, in the first two quarters of 2019 compared to the same period of 2018, due primarily to the increase in restaurant revenue in the first two quarters of 2019. As a percentage of restaurant revenue, labor costs increased to 33.4% in the first two quarters of 2019 compared to 33.0% in the first two quarters of 2018. The increase as a percentage of restaurant revenue was driven by wage inflation and training investments, partially offset by labor efficiencies.
Occupancy Costs
Occupancy costs decreased by $0.4 million, or 1.5%, in the first two quarters of 2019 compared to the first two quarters of 2018. As a percentage of revenue, occupancy costs decreased to 10.9% in first two quarters of 2019, compared to 11.1% in the first two quarters of 2018, primarily due to leverage on higher AUV.
Other Restaurant Operating Costs
Other restaurant operating costs decreased by $0.5 million, or 1.4%, in the first two quarters of 2019 compared to the first two quarters of 2018, due primarily to lower marketing spend and utilities costs partially offset by off-premise investments. As a percentage of restaurant revenue, other restaurant operating costs decreased to 14.6% in the first two quarters of 2019, compared to 14.9% in the first two quarters of 2018.
General and Administrative Expense
General and administrative expense decreased by $3.1 million, or 12.3%, in the first two quarters of 2019 compared to the first two quarters of 2018, due primarily to the recognition of a $3.4 million charge for the final settlement related to the data breach liabilities in the second quarter of 2018, partially offset by an increase in wages primarily related to key executive positions in the first two quarters of 2019. As a percentage of revenue, general and administrative expense decreased to 9.6% in the first two quarters of 2019 compared to 11.0% in the first two quarters of 2018.
Depreciation and Amortization
Depreciation and amortization decreased by $0.4 million, or 3.9%, in the first two quarters of 2019 compared to the first two quarters of 2018. As a percentage of revenue, depreciation and amortization decreased to 4.9% in the first two quarters of 2019, compared to 5.1% in the first two quarters of 2018, due to restaurants impaired or closed in prior quarters.
Pre-Opening Costs
Pre-opening costs remained modest and flat in the first two quarters of 2019 and 2018.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals decreased by $0.9 million in the first two quarters of 2019 compared to the first two quarters of 2018. In the first two quarters of 2019, the Company recorded a $2.2 million impairment charge for two restaurants and incurred $0.8 million which was comprised of ongoing costs for restaurants closed in previous years, partially offset by gains related to lease re-measurements, and loss on disposal of assets. In the first two quarters of 2018, we impaired one restaurant and recognized $2.1 million of closure costs, $0.9 million related to restaurants closed 2018, most of which were approaching the expiration of their leases, and $1.2 million related to restaurants closed in previous years, and we incurred $1.2 million loss on disposal of assets.
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

Interest Expense
Interest expense decreased by $0.7 million in the first two quarters of 2019 compared to the same period of 2018. The decrease was largely due to the lower average borrowings partially offset by a higher average interest rate in the first two quarters of 2019 compared to the first two quarters of 2018, and higher amortization of debt issuance costs.
Provision for Income Taxes
The effective tax rate was 0.0% for the first two quarters of 2019 compared to 2.5% for the first two quarters of 2018. The effective tax rate for the first two quarters of 2019 reflects the impact of the previously recorded valuation allowance. The effective tax rate for the first two quarters of 2018 reflects changes made by the Tax Act, which enabled the Company to release a portion of the previously recorded valuation allowance as a benefit from income tax. For the remainder of fiscal 2019, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Liquidity and Capital Resources
Summary of Cash Flows
As of July 2, 2019, our available cash and cash equivalents balance was $3.3 million and $39.9 million was available for future borrowings under our 2018 Credit Facility.
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
Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Two Fiscal Quarters Ended
	July 2, 2019	July 3, 2018
Net cash provided by operating activities	$9,008	$2,837
Net cash used in investing activities	(9,252)	(7,051)
Net cash (used in) provided by financing activities	(1,073)	4,493
Net (decrease) increase in cash and cash equivalents	$(1,317)	$279
Operating Activities
Net cash provided by operating activities increased to $9.0 million in the first two quarters of 2019 from $2.8 million in the two quarters of 2018. The improvement in operating cash flows resulted primarily from better operating results during the first two quarters of 2019 compared to the prior comparable period, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, closure costs and asset disposals, a decrease in payments made on lease termination settlements related to closed restaurants, and changes in working capital due to timing.
Investing Activities
Net cash used in investing activities increased $2.2 million in the first two quarters of 2019 from $7.1 million in the first two quarters of 2018. This increase is due to construction activities on new restaurant development and the purchase of one franchise restaurant. Both periods include reinvestments in existing restaurants and investments in technology.
Financing Activities
Net cash used in financing activities was $1.1 million in the first two quarters of 2019 largely related to repayments of long-term debt. The first two quarters of 2018 included net proceeds received from borrowings made from the new credit facility, net of repayments to extinguish the prior credit facility.
Capital Resources
Future Capital Expenditure Requirements. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants, as well as information technology expenses and other general corporate capital expenditures.
We estimate capital expenditures for the remainder of 2019 to be approximately $6.0 million to $11.0 million for a total of approximately $14.5 million to $19.0 million for the fiscal year, of which $4.0 million to $7.0 million relates to our construction of new restaurants before any reductions for landlord reimbursements. We expect such capital expenditures to be funded by a combination of cash from operations and borrowings under our revolving credit facility.
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
Credit Facility
On May 9, 2018, we entered into the 2018 Credit Facility which consists of a term loan facility in an aggregate principal amount of $25.0 million and a revolving line of credit of $65.0 million (which may be increased to $75.0 million), which includes a letter of credit subfacility in the amount of $15.0 million and a swingline subfacility in the amount of $10.0 million. The 2018 Credit Facility has a four-year term and matures on May 9, 2022. Upon execution of the 2018 Credit Facility, the Company repaid in full its outstanding indebtedness under its prior credit facility using funds drawn on its 2018 Credit Facility. Upon repayment, the prior credit facility and all related agreements were terminated.
As of July 2, 2019, we had $46.1 million of indebtedness (excluding $1.4 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the 2018 Credit Facility. The term loan requires principal payments of $156,250 per quarter through the first quarter of 2019, $187,500 per quarter through the first quarter of 2020, $375,000 per quarter through the first quarter of 2021, and $531,250 per quarter through maturity in the second quarter of 2022.
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
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of July 2, 2019.

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
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of July 2, 2019, we had $46.1 million of outstanding borrowings under our credit facility. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.5 million on an annualized basis.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage requirements directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that affected our results from 2015 through the first two quarters of 2019. We expect wage inflation to continue to affect our results in the near future.

Item 4. Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2019, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

PART II

Item 1. Legal Proceedings
In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of July 2, 2019. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially adversely affect our business, financial condition, results of operations or cash flows.

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

NOODLES & COMPANY
By:	/s/ KEN KUICK
Ken Kuick Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	August 6, 2019