Form 10-Q
period 2019-10-01
NOODLES & Co
filed 2019-11-08
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2019
Class A Common Stock, $0.01 par value per share	44,122,121 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	October 1, 2019	January 1, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,086	$4,655
Accounts receivable	2,279	2,391
Inventories	9,875	9,646
Prepaid expenses and other assets	4,291	6,474
Income tax receivable	191	185
Total current assets	19,722	23,351
Property and equipment, net	134,682	138,774
Operating lease assets, net	212,760	—
Goodwill	7,154	6,400
Intangibles, net	963	1,291
Other assets, net	2,346	2,216
Total long-term assets	357,905	148,681
Total assets	$377,627	$172,032
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,145	$7,854
Accrued payroll and benefits	9,725	13,391
Accrued expenses and other current liabilities	9,563	11,183
Current operating lease liabilities	22,431	—
Current portion of long-term debt	1,125	719
Total current liabilities	50,989	33,147
Long-term debt, net	41,963	44,183
Long-term operating lease liabilities, net	229,157	—
Deferred rent	—	37,334
Deferred tax liabilities, net	197	133
Other long-term liabilities	4,275	4,554
Total liabilities	326,581	119,351

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of October 1, 2019 and January 1, 2019; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of October 1, 2019 and January 1, 2019; 46,545,992 issued and 44,122,121 outstanding as of October 1, 2019 and 46,353,309 issued and 43,929,438 outstanding as of January 1, 2019	465	464
Treasury stock, at cost, 2,423,871 shares as of October 1, 2019 and January 1, 2019	(35,000)	(35,000)
Additional paid-in capital	199,878	198,352
Accumulated deficit	(114,297)	(111,135)
Total stockholders’ equity	51,046	52,681
Total liabilities and stockholders’ equity	$377,627	$172,032
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018
Revenue:
Restaurant revenue	$116,759	$115,552	$344,382	$341,616
Franchising royalties and fees, and other	1,545	1,175	4,158	3,032
Total revenue	118,304	116,727	348,540	344,648
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	29,544	30,617	89,083	90,962
Labor	37,951	37,738	113,920	112,353
Occupancy	12,108	12,035	36,849	37,155
Other restaurant operating costs	17,161	16,224	50,475	49,997
General and administrative	10,436	10,399	32,424	35,480
Depreciation and amortization	5,458	5,790	16,626	17,407
Pre-opening	266	—	331	50
Restaurant impairments, closure costs and asset disposals	336	1,792	3,640	5,952
Total costs and expenses	113,260	114,595	343,348	349,356
Income (loss) from operations	5,044	2,132	5,192	(4,708)
Loss on extinguishment of debt	—	—	—	626
Interest expense, net	737	1,093	2,298	3,385
Income (loss) before income taxes	4,307	1,039	2,894	(8,719)
Provision (benefit) for income taxes	64	(11)	64	(259)
Net income (loss) and comprehensive income (loss)	$4,243	$1,050	$2,830	$(8,460)
Earnings (loss) per share of Class A and Class B common stock, combined:
Basic	$0.10	$0.02	$0.06	$(0.20)
Diluted	$0.09	$0.02	$0.06	$(0.20)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	43,990,049	43,094,524	44,007,345	41,798,640
Diluted	44,899,176	44,829,363	45,078,539	41,798,640

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1) (2)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—July 2, 2019	46,508,586	$465	2,423,871	$(35,000)	$199,978	$(118,540)	$46,903
Stock plan transactions and other	37,406	—	—	—	(49)	—	(49)
Stock-based compensation expense	—	—	—	—	(51)	—	(51)
Net income	—	—	—	—	—	4,243	4,243
Balance—October 1, 2019	46,545,992	$465	2,423,871	$(35,000)	$199,878	$(114,297)	$51,046

Balance—July 3, 2018	43,690,395	$437	2,423,871	$(35,000)	$172,936	$(112,204)	$26,169
Issuance of common stock in connection with a public offering, net of transaction expenses	2,500,000	25	—	—	23,132	—	23,157
Stock plan transactions and other	149,618	1	—	—	946	—	947
Stock-based compensation expense	—	—	—	—	652	—	652
Net income	—	—	—	—	—	1,050	1,050
Balance—October 2, 2018	46,340,013	$463	2,423,871	$(35,000)	$197,666	$(111,154)	$51,975

	Three Fiscal Quarters Ended
	Common Stock(1) (2)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—January 1, 2019	46,353,309	$464	2,423,871	$(35,000)	$198,352	$(111,135)	$52,681
Stock plan transactions and other	192,683	1	—	—	(285)	—	(284)
Stock-based compensation expense	—	—	—	—	1,811	—	1,811
Adoption of ASU No. 2016-02, Leases (Topic 842)	—	—	—	—	—	(5,992)	(5,992)
Net income	—	—	—	—	—	2,830	2,830
Balance—October 1, 2019	46,545,992	$465	2,423,871	$(35,000)	$199,878	$(114,297)	$51,046

Balance—January 2, 2018	43,550,329	$436	2,423,871	$(35,000)	$171,613	$(101,188)	$35,861
Issuance of common stock in connection with a public offering, net of transaction expenses	2,500,000	25	—	—	23,132	—	23,157
Stock plan transactions and other	289,684	2	—	—	652	—	654
Stock-based compensation expense	—	—	—	—	2,269	—	2,269
Adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)	—	—	—	—	—	(1,506)	(1,506)
Net loss	—	—	—	—	—	(8,460)	(8,460)
Balance—October 2, 2018	46,340,013	$463	2,423,871	$(35,000)	$197,666	$(111,154)	$51,975
_____________

(1)	Unless otherwise noted, activity relates to Class A common stock.

(2)
On May 24, 2018, 1,522,098 shares of Class B common stock were converted into the same number of the Company’s Class A common stock. As a result of the conversion, no shares of the Company’s Class B common stock were outstanding as of October 2, 2018.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Fiscal Quarters Ended
	October 1, 2019	October 2, 2018
Operating activities
Net income (loss)	$2,830	$(8,460)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,626	17,407
Deferred income taxes	64	(263)
Restaurant impairments, closure costs and asset disposals	3,647	5,289
Loss on extinguishment of debt	—	626
Amortization of debt issuance costs	374	484
Stock-based compensation	1,780	2,232
Gain on insurance proceeds received for property damage	—	(373)
Changes in operating assets and liabilities:
Accounts receivable	122	489
Inventories	(349)	(647)
Prepaid expenses and other assets	(1,062)	(402)
Accounts payable	(864)	(2,172)
Deferred rent	—	(1,278)
Income taxes	(6)	(46)
Operating lease assets and liabilities	(1,749)	—
Accrued expenses and other liabilities	(5,144)	(17,754)
Net cash provided by (used in) operating activities	16,269	(4,868)
Investing activities
Purchases of property and equipment	(13,788)	(9,937)
Insurance proceeds received for property damage	—	500
Proceeds from disposal of property and equipment	352	—
Franchise restaurant acquisition, net of cash acquired	(1,387)	—
Net cash used in investing activities	(14,823)	(9,437)
Financing activities
Net payments from swing line loan	—	(101)
Proceeds from issuance of long-term debt	—	74,889
Payments on long-term debt	(2,188)	(84,030)
Issuance of common stock, net of transaction expenses	—	23,157
Payments on finance leases	(543)	—
Stock plan transactions and tax withholding on share-based compensation awards	(284)	654
Debt issuance costs	—	(1,707)
Net cash (used in) provided by financing activities	(3,015)	12,862
Net decrease in cash and cash equivalents	(1,569)	(1,443)
Cash and cash equivalents
Beginning of period	4,655	3,361
End of period	$3,086	$1,918
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation
Business
Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of October 1, 2019, the Company had 391 company-owned restaurants and 67 franchise restaurants in 29 states and the District of Columbia. The Company operates its business as one operating and reportable segment.
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
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2019, which ends on December 31, 2019, and fiscal year 2018, which ended on January 1, 2019, both contain 52 weeks. The Company’s fiscal quarter that ended October 1, 2019 is referred to as the third quarter of 2019, and the fiscal quarter ended October 2, 2018 is referred to as the third quarter of 2018.
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

The adoption of this lease guidance did have a material impact on the Company’s Condensed Consolidated Balance Sheets by materially increasing its non-current assets and current and non-current liabilities due to the recognition of the right-of-use assets and related lease liabilities primarily related to the Company’s restaurant operating leases and corporate office space. Upon adoption, the right-of-use assets were based upon the operating lease liabilities adjusted for prepaid and deferred rent, liabilities associated with lease termination costs and impairment of right-of-use assets. The impairment of right-of-use assets upon adoption was recognized in retained earnings as of January 2, 2019.

The adoption of the standard did not have a material impact on the Company’s Condensed Consolidated Statements of Operations in the third quarter of 2019 or the first three quarters of 2019. The adoption also included the enhancement of the Company’s disclosures related to leases. See disclosure in Note 9, Leases.

The impact on the Condensed Consolidated Balance Sheet on the date of adoption was as follows:

	January 1, 2019	Adjustments Due to the Adoption of Topic 842 (unaudited)	January 2, 2019 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,655	$—	$4,655
Accounts receivable	2,391	225	2,616
Inventories	9,646	—	9,646
Prepaid expenses and other assets	6,474	(3,243)	3,231
Income tax receivable	185	—	185
Total current assets	23,351	(3,018)	20,333
Property and equipment, net	138,774	844	139,618
Operating lease assets, net	—	219,883	219,883
Goodwill	6,400	—	6,400
Intangibles, net	1,291	(67)	1,224
Other assets, net	2,216	—	2,216
Total long-term assets	148,681	220,660	369,341
Total assets	$172,032	$217,642	$389,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,854	$—	$7,854
Accrued payroll and benefits	13,391	—	13,391
Accrued expenses and other current liabilities	11,183	(553)	10,630
Current operating lease liabilities	—	—	—
Current portion of long-term debt	719	—	719
Total current liabilities	33,147	(553)	32,594
Long-term debt, net	44,183	—	44,183
Long-term operating lease liabilities, net	—	260,931	260,931
Deferred rent	37,334	(37,186)	148
Deferred tax liabilities, net	133	—	133
Other long-term liabilities	4,554	442	4,996
Total liabilities	119,351	223,634	342,985

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of January 1, 2019; no shares issued or outstanding	—	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of January 1, 2019; 46,353,309 issued and 43,929,438 outstanding as of January 1, 2019	464	—	464
Treasury stock, at cost, 2,423,871 shares as of January 1, 2019	(35,000)	—	(35,000)
Additional paid-in capital	198,352	—	198,352
Accumulated deficit	(111,135)	(5,992)	(117,127)
Total stockholders’ equity	52,681	(5,992)	46,689
Total liabilities and stockholders’ equity	$172,032	$217,642	$389,674

2. Supplemental Financial Information
Property and equipment, net, consists of the following (in thousands):

	October 1, 2019	January 1, 2019
Leasehold improvements	$200,790	$197,571
Furniture, fixtures and equipment	123,641	121,479
Construction in progress	5,606	3,620
	330,037	322,670
Accumulated depreciation and amortization	(195,355)	(183,896)
Property and equipment, net	$134,682	$138,774

Accrued expenses and other current liabilities consist of the following (in thousands):

	October 1, 2019	January 1, 2019
Gift card liability	$1,446	$3,284
Occupancy related	1,699	2,600
Utilities	1,391	1,582
Other accrued expenses	5,027	3,717
Accrued expenses and other current liabilities	$9,563	$11,183

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
As of October 1, 2019, the Company had $44.4 million of indebtedness (excluding $1.3 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the 2018 Credit Facility. The term loan requires principal payments of $156,250 per quarter through the first quarter of 2019, $187,500 per quarter through the first quarter of 2020, $375,000 per quarter through the first quarter of 2021, and $531,250 per quarter through maturity in the second quarter of 2022.
Aggregate maturities for debt outstanding as of October 1, 2019 are as follows (in thousands):

Year 1	$1,125
Year 2	1,813
Year 3	41,451
Total	$44,389

The Company’s outstanding indebtedness bore interest at rates between 5.34% to 7.25% during the first three quarters of 2019.
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

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of October 1, 2019.

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value in the condensed consolidated financial statements on a non-recurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill and other intangible assets. These assets are measured at fair value if determined to be impaired or when acquired.
Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of October 1, 2019 and October 2, 2018 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.
5. Income Taxes
The following table presents the Company’s provision (benefit) for income taxes (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018
Provision (benefit) for income taxes	$64	$(11)	$64	$(259)
Effective tax rate	1.5%	(1.1)%	2.2%	3.0%

The effective tax rate for the third quarter of 2019 and the first three quarters of 2019 reflect the impact of the previously recorded valuation allowance. For the remainder of fiscal 2019, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax. The effective tax rates for the third quarter of 2018 and the first three quarters of 2018 reflected changes made by the Tax Cuts and Jobs Act (“Tax Act”), which was signed into law in December 2017.

6. Stock-Based Compensation
The Company’s Stock Incentive Plan (the “Plan”), as amended and restated in May of 2013, authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and incentive bonuses to employees, officers, non-employee directors and other service providers. As of October 1, 2019, approximately 3.5 million share-based awards were available to be granted under the Plan.
The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018
Stock-based compensation expense	$(61)	$640	$1,820	$2,232
Capitalized stock-based compensation expense	$11	$12	$32	$37

Included in stock-based compensation expense for the third quarter and first three quarters of 2019 is a credit due to the departure of our former Executive Chairman.

7. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018
Restaurant impairments (1)	$89	$314	$2,554	$1,231
Closure costs (1)	(643)	1,488	(112)	3,561
Loss (gain) on disposal of assets and other	890	(10)	1,198	1,160
	$336	$1,792	$3,640	$5,952

_____________________________

(1)	Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.
There were no restaurant impairments during the third quarter of 2019 and two restaurant impairments during the first three quarters of 2019. There were no restaurant impairments during the third quarter of 2018 and one restaurant impairment during the first three quarters of 2018. Each of these periods include ongoing equipment costs for restaurants previously impaired. Impairment is based on management’s current assessment of the expected future cash flows of a restaurant based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and is determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value and the right-of-use asset based on a discounted cash flow analysis utilizing market lease rates.
Closure costs in the third quarter and first three quarters of 2019 include costs related to restaurants closed in the first three quarters of 2019 as well as ongoing costs and adjustments to the liabilities to landlords as lease terminations occur. The closure costs of $1.5 million recognized during the third quarter of 2018 and $3.6 million recognized during the first three quarters of 2018 are related to the three restaurants closed in the third quarter of 2018 and 12 restaurants closed in the first three quarters of 2018, most of which were approaching the expiration of their leases, as well as ongoing costs of restaurants closed in previous years. These ongoing costs include adjustments to liabilities as lease terminations occur.
Loss on disposal of assets and other includes expenses recognized during the third quarter and first three quarters of 2019 related to the divestiture of five company-owned restaurants to a franchisee, offset by adjustments related to changes in the Company’s assessment of remaining operating lease terms, partially offset by ongoing costs of restaurants closed in previous years.
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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018
Net income (loss)	$4,243	$1,050	$2,830	$(8,460)
Shares:
Basic weighted average shares outstanding	43,990,049	43,094,524	44,007,345	41,798,640
Effect of dilutive securities	909,127	1,734,839	1,071,194	—
Diluted weighted average shares outstanding	44,899,176	44,829,363	45,078,539	41,798,640
Earnings (loss) per share:
Basic earnings (loss) per share	$0.10	$0.02	$0.06	$(0.20)
Diluted earnings (loss) per share	$0.09	$0.02	$0.06	$(0.20)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards or exercise of outstanding warrants that were excluded from the calculation of diluted earnings (loss) per share because the effect of their inclusion would have been anti-dilutive totaled 1,748,444 and 176,325 for the third quarter of 2019 and 2018, respectively, and totaled 1,490,202 and 2,758,848 for the first three quarters of 2019 and 2018, respectively.
9. Leases
The Company leases restaurant facilities, office space and certain equipment that expire on various dates through January 2035. Lease terms for restaurants in traditional shopping centers generally include a base term of 10 years, with options to extend these leases for additional periods of 5 to 15 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
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
Some of the Company’s leases include rent escalations based on inflation indexes and fair market value adjustments. Certain leases contain contingent rental provisions that include a fixed base rent plus an additional percentage of the restaurant’s sales in excess of stipulated amounts. Lease expense associated with rent escalation and contingent rental provisions is not material and is included within operating lease cost. Operating lease liabilities are calculated using the prevailing index or rate at lease commencement. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company elected the practical expedient to account for lease and non-lease components as a single component for substantially all lease types.

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		October 1, 2019
Assets
Operating	Operating lease assets, net	$212,760
Finance	Finance lease assets, net (1)	896
Total leased assets		$213,656
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$22,431
Finance	Current finance lease liabilities (2)	756
Long-term lease liabilities
Operating	Long-term operating lease liabilities	229,157
Finance	Long-term finance lease liabilities (2)	158
Total lease liabilities		$252,502
_____________________

(1)	The finance lease assets are included in property and equipment, net in the Condensed Consolidated Balance Sheets.

(2)
The current portion of the finance lease liabilities is included in accrued expenses and other current liabilities, and the long-term portion was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

The components of lease costs are as follows (in thousands):

		Fiscal Quarter Ended	Three Fiscal Quarters Ended
Classification		October 1, 2019	October 1, 2019
Operating lease cost	Occupancy, other restaurant operating costs, and general and administrative expenses	$10,251	$30,583
Finance lease cost
Amortization of lease assets	Depreciation and amortization	161	511
Interest on lease liabilities	Interest expense, net	18	58
		10,430	31,152
Sublease income	Franchising royalties and fees, and other	(184)	(384)
Total lease cost, net		$10,246	$30,768

Future minimum lease payments required under existing leases as of October 1, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2019	$10,815	$158	$10,973
2020	43,172	539	43,711
2021	42,375	216	42,591
2022	42,184	44	42,228
2023	40,831	14	40,845
Thereafter	189,439	9	189,448
Total lease payments	368,816	980	369,796
Less: Imputed interest	117,228	66	117,294
Present value of lease liabilities	$251,588	$914	$252,502

Operating lease payments include $158.2 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $3.4 million of legally binding minimum lease payments for leases signed but not yet commenced.

Lease term and discount rate as of October 1, 2019 are as follows:

October 1, 2019
Weighted average remaining lease term (years):
Operating	9.5
Finance	2.0
Weighted average discount rate:
Operating	8.69%
Finance	7.20%

Supplemental disclosures of cash flow information related to leases for the third quarter and the first three quarters ended October 1, 2019 are as follows (in thousands):

	Fiscal Quarter Ended	Three Fiscal Quarters Ended
	October 1, 2019	October 1, 2019
Cash paid for lease liabilities:
Operating leases	$10,795	$32,301
Finance leases	223	600
	$11,018	$32,901
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$2,646	$7,856
Finance leases	—	229
	$2,646	$8,085

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the first three quarters ended October 1, 2019 and October 2, 2018 (in thousands):

	October 1, 2019	October 2, 2018
Interest paid (net of amounts capitalized)	$1,972	$3,006
Income taxes paid	6	49
Changes in purchases of property and equipment accrued in accounts payable, net	1,200	(1,346)

11. Revenue Recognition
Revenue
Revenue consists of sales from restaurant operations, franchise royalties and fees, and sublease income. Revenue from the operation of company-owned restaurants is recognized when sales occur. The Company reports revenue net of sales and use taxes collected from customers and remitted to governmental taxing authorities.
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

As of October 1, 2019 and January 1, 2019, the current portion of the gift card liability, $1.4 million and $3.3 million, respectively, was included in accrued expenses and other current liabilities, and the long-term portion, $0.7 million and $0.4 million, respectively, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.
Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $4.1 million and $4.4 million for the first three quarters of 2019 and 2018, respectively. The revenue recognized from gift cards for the first three quarters of 2018 included $0.3 million of gift card breakage that resulted from a change in the estimate for gift card unredeemed balances for the years 2014 and after. This change in estimate was a result of a litigation settlement in the second quarter of 2018.
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

12. Commitments and Contingencies
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of October 1, 2019. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

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
Recent Trends, Risks and Uncertainties
Comparable Restaurant Sales. In the third quarter of 2019, system-wide comparable restaurant sales increased 2.1%, comprised of a 2.2% increase for company-owned restaurants and a 1.6% increase for franchise restaurants. Our ability to continue to increase comparable restaurant sales depends in part on our ability to successfully implement our operational strategies and initiatives.
Increased Labor Costs. Similar to much of the restaurant industry, our base labor costs have risen in recent periods. In the third quarter of 2019, we were able to mitigate the impact of increased base labor costs through labor efficiencies; however, we expect that labor costs will continue to rise as wage rates and benefit costs increase. Some jurisdictions in which we operate have recently increased their minimum wage by a significant amount and other jurisdictions are considering similar actions. Significant additional government-imposed increases could materially affect our labor costs.
Certain Restaurant Closures. We closed 19 company-owned restaurants in 2018 and two company-owned restaurants in the first three quarters of 2019, most of which were at or approaching the expiration of their leases. We currently do not anticipate significant restaurant closures for the foreseeable future; however, we may from time to time close certain restaurants, including closures at, or near, the expiration of their leases.
Restaurant Development. In the first three quarters of 2019, we opened three new company-owned restaurants, acquired one franchise restaurant and sold five restaurants to a franchisee. As of October 1, 2019, we had 391 company-owned restaurants and 67 franchise restaurants in 29 states and the District of Columbia. Given recent improvement in performance, operating effectiveness and liquidity, we are currently pursuing a disciplined development pipeline to execute a modest new unit growth rate in the near term. We will open two additional restaurants system-wide in the fourth quarter of 2019. We expect an annual unit growth rate of 5% by 2021.

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

Consistent with common industry practice, we present comparable restaurant sales on a calendar-adjusted basis that aligns current year sales weeks with comparable periods in the prior year, regardless of whether they belong to the same fiscal period or not. Since opening new company-owned and franchise restaurants is a part of our growth strategy and we anticipate new restaurants will be a component of our revenue growth, comparable restaurant sales is only one measure of how we evaluate our performance.
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
Results of Operations
The following table presents a reconciliation of net income (loss) to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018
	(in thousands, unaudited)
Net income (loss)	$4,243	$1,050	$2,830	$(8,460)
Depreciation and amortization	5,458	5,790	16,626	17,407
Interest expense, net	737	1,093	2,298	3,385
Provision (benefit) for income taxes	64	(11)	64	(259)
EBITDA	$10,502	$7,922	$21,818	$12,073
Restaurant impairments, closure costs and asset disposals (1)	336	1,792	3,640	5,952
Stock-based compensation expense	(61)	640	1,820	2,232
Litigation settlement (2)	—	—	—	3,796
Loss on extinguishment of debt (3)	—	—	—	626
Fees and costs related to transactions and other acquisition/disposition costs (4)	130	—	166	53
Severance costs (5)	112	—	112	278
Adjusted EBITDA	$11,019	$10,354	$27,556	$25,010
_____________________

(1)
The first three quarters of 2019 include the impairment of two restaurants compared to one restaurant during the same period of 2018. Additionally, the first three quarters of 2018 included closure costs for the 12 restaurants closed in the first two quarters of 2018, most of which were approaching the expiration of their leases. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

(2)
The first three quarters of 2018 included a charge of $3.4 million for the final assessment related to data breach liabilities and a $0.3 million charge for a litigation settlement related to gift cards.

(3)
The first three quarters of 2018 included the loss on extinguishment of debt which resulted from writing off the remaining unamortized balance of debt issuance costs related to the prior credit facility when it was repaid in full in the second quarter of 2018.

(4)
The third quarter of 2019 included expenses related to transaction and acquisition costs. The first three quarters of 2019 included acquisition costs related to the purchase of one franchise restaurant and costs related to transaction costs. The first three quarters of 2018 included expenses related to the registration statement the Company filed in 2018.

(5)	The third quarter of 2019 and first three quarters of 2019 and 2018 included severance costs from departmental structural changes.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018
Company-Owned Restaurant Activity
Beginning of period	395	404	394	412
Openings	3	—	3	1
Acquisition (2)	—	—	1	—
Divestitures (1)	(5)	—	(5)	—
Closures	(2)	(3)	(2)	(12)
Restaurants at end of period	391	401	391	401
Franchise Restaurant Activity
Beginning of period	62	65	65	66
Openings	—	—	—	—
Acquisitions (2)	5	—	5	—
Divestiture (2)	—	—	(1)	—
Closures	—	—	(2)	(1)
Restaurants at end of period	67	65	67	65
Total restaurants	458	466	458	466
_____________________________

(1)	Represents five company-owned restaurants sold to a franchisee.

(2)	During the first quarter of 2019 we acquired one franchise restaurant and during the third quarter of 2019 we sold five restaurants to a franchisee.

Statement of Operations as a Percentage of Revenue
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018
	(unaudited)
Revenue:
Restaurant revenue	98.7%	99.0%	98.8%	99.1%
Franchising royalties and fees, and other	1.3%	1.0%	1.2%	0.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.3%	26.5%	25.9%	26.6%
Labor	32.5%	32.7%	33.1%	32.9%
Occupancy	10.4%	10.4%	10.7%	10.9%
Other restaurant operating costs	14.7%	14.0%	14.7%	14.6%
General and administrative	8.8%	8.9%	9.3%	10.3%
Depreciation and amortization	4.6%	5.0%	4.8%	5.1%
Pre-opening	0.2%	—%	0.1%	—%
Restaurant impairments, closure costs and asset disposals	0.3%	1.5%	1.0%	1.7%
Total costs and expenses	95.7%	98.2%	98.5%	101.4%
Income (loss) from operations	4.3%	1.8%	1.5%	(1.4)%
Loss on extinguishment of debt	—%	—%	—%	0.2%
Interest expense, net	0.6%	0.9%	0.7%	1.0%
Income (loss) before income taxes	3.6%	0.9%	0.8%	(2.5)%
Provision (benefit) for income taxes	—%	—%	—%	(0.1)%
Net income (loss)	3.6%	0.9%	0.8%	(2.4)%

Third Quarter Ended October 1, 2019 Compared to Third Quarter Ended October 2, 2018
The table below presents our unaudited operating results for the third quarters of 2019 and 2018, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	October 1, 2019	October 2, 2018	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$116,759	$115,552	$1,207	1.0%
Franchising royalties and fees, and other	1,545	1,175	370	31.5%
Total revenue	118,304	116,727	1,577	1.4%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	29,544	30,617	(1,073)	(3.5)%
Labor	37,951	37,738	213	0.6%
Occupancy	12,108	12,035	73	0.6%
Other restaurant operating costs	17,161	16,224	937	5.8%
General and administrative	10,436	10,399	37	0.4%
Depreciation and amortization	5,458	5,790	(332)	(5.7)%
Pre-opening	266	—	266	*
Restaurant impairments, closure costs and asset disposals	336	1,792	(1,456)	(81.3)%
Total costs and expenses	113,260	114,595	(1,335)	(1.2)%
Income from operations	5,044	2,132	2,912	*
Interest expense, net	737	1,093	(356)	(32.6)%
Income before income taxes	4,307	1,039	3,268	*
Provision (benefit) from income taxes	64	(11)	75	*
Net income	$4,243	$1,050	$3,193	*
Company-owned:
Average unit volume	$1,157	$1,107	$50	4.5%
Comparable restaurant sales	2.2%	5.2%
________________

*	Not meaningful.
Revenue
Total revenue increased $1.6 million in the third quarter of 2019, or 1.4%, to $118.3 million, compared to $116.7 million in the third quarter of 2018. This increase was primarily due to the increase in comparable restaurant sales as well as new restaurant openings, partially offset by the impact of restaurants closed since the beginning of third quarter of 2018, most of which were approaching the expiration of their leases.
AUV increased $50,000 compared to the prior year. AUV for the trailing twelve months was $1,157,000.
System-wide comparable restaurant sales growth was 2.1% in the third quarter of 2019, comprised of a 2.2% increase at company-owned restaurants and a 1.6% increase at franchise-owned restaurants. Comparable restaurant sales growth in the third quarter of 2019 was driven primarily by increased off-premise sales, a new menu pricing structure and corresponding mix shift benefits.

Cost of Sales
Cost of sales decreased by $1.1 million, or 3.5%, in the third quarter of 2019 compared to the same period of 2018, due primarily to ongoing supply chain savings initiatives since the third quarter of 2018. As a percentage of restaurant revenue, cost of sales decreased to 25.3% in the third quarter of 2019 compared to 26.5% in third quarter of 2018 primarily due to increased menu price and lower expenses resulting from ongoing supply chain initiatives.
Labor Costs
Labor costs increased by $0.2 million, or 0.6%, in the third quarter of 2019 compared to the same period of 2018. As a percentage of restaurant revenue, labor costs decreased to 32.5% in the third quarter of 2019 from 32.7% in the third quarter of 2018 as labor initiatives more than offset wage inflation.
Occupancy Costs
Occupancy costs increased by $0.1 million, or 0.6%, in the third quarter of 2019 compared to the third quarter of 2018. As a percentage of revenue, occupancy costs remained flat at 10.4% in the third quarter of 2019, compared to the third quarter of 2018.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $0.9 million, or 5.8%, in the third quarter of 2019 compared to the third quarter of 2018, due primarily to increased third-party delivery fees. As a percentage of restaurant revenue, other restaurant operating costs increased to 14.7% in the third quarter of 2019 compared to 14.0% in the third quarter of 2018.
General and Administrative Expense
General and administrative expense was flat in the third quarter of 2019 compared to the third quarter of 2018, primarily due to decreased stock-based compensation related to the departure of our former Executive Chairman in September of 2019, offset by higher compensation costs as we filled out the management team. As a percentage of revenue, general and administrative expense decreased to 8.8% in the third quarter of 2019 from 8.9% in the third quarter of 2018.
Depreciation and Amortization
Depreciation and amortization decreased by $0.3 million, or 5.7%, in the third quarter of 2019 compared to the third quarter of 2018, due primarily to restaurants closed or impaired since the beginning of the third quarter of 2018. As a percentage of revenue, depreciation and amortization decreased to 4.6% in the third quarter of 2019 from 5.0% in the third quarter of 2018.
Pre-Opening Costs
Pre-opening costs increased $0.3 million in the third quarter of 2019 compared to the third quarter of 2018 due to more restaurants under construction as compared to the same period in 2018.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals decreased by $1.5 million in the third quarter of 2019 compared to the third quarter of 2018. In the third quarter of 2019, we did not record an impairment charge. Closure costs in the third quarter of 2019 included ongoing costs as well as adjustments to liabilities as lease terminations occur. In the third quarter of 2018, we did not impair any restaurants and recognized $1.5 million of closure costs related to the three restaurants closed in the third quarter of 2018 and ongoing costs from restaurants closed in previous periods. Additionally, the third quarter of 2018 included a gain of $0.4 million from the insurance proceeds received for property damage in excess of the loss recognized.
Interest Expense
Interest expense decreased by $0.4 million in the third quarter of 2019 compared to the third quarter of 2018. The decrease was due to lower average borrowings during the third quarter of 2019 compared to the third quarter of 2018.
Provision (Benefit) from Income Taxes
The effective tax rate was 1.5% for the third quarter of 2019 compared to (1.1)% for the third quarter of 2018. The effective tax rate for the third quarter of 2019 reflects the impact of the previously recorded valuation allowance. The effective tax rate for the third quarter of 2018 reflects changes made by the Tax Cuts and Jobs Act (“Tax Act”), which enabled us to release a portion of the previously recorded valuation allowance as a benefit from income tax. For the remainder of fiscal 2019, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Three Quarters Ended October 1, 2019 Compared to Three Quarters Ended October 2, 2018
The table below presents our unaudited operating results for the first three quarters of 2019 and 2018, and the related period-over-period changes.

	Three Fiscal Quarters Ended		Increase / (Decrease)
	October 1, 2019	October 2, 2018	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$344,382	$341,616	$2,766	0.8%
Franchising royalties and fees, and other	4,158	3,032	1,126	37.1%
Total revenue	348,540	344,648	3,892	1.1%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	89,083	90,962	(1,879)	(2.1)%
Labor	113,920	112,353	1,567	1.4%
Occupancy	36,849	37,155	(306)	(0.8)%
Other restaurant operating costs	50,475	49,997	478	1.0%
General and administrative	32,424	35,480	(3,056)	(8.6)%
Depreciation and amortization	16,626	17,407	(781)	(4.5)%
Pre-opening	331	50	281	*
Restaurant impairments, closure costs and asset disposals	3,640	5,952	(2,312)	(38.8)%
Total costs and expenses	343,348	349,356	(6,008)	(1.7)%
Income (loss) from operations	5,192	(4,708)	9,900	*
Loss on extinguishment of debt	—	626	(626)	*
Interest expense, net	2,298	3,385	(1,087)	(32.1)%
Income (loss) before income taxes	2,894	(8,719)	11,613	*
Provision (benefit) for income taxes	64	(259)	323	*
Net income (loss)	$2,830	$(8,460)	$11,290	*
Company-owned:
Average unit volumes	$1,157	$1,107	$50	4.5%
Comparable restaurant sales	3.4%	3.3%
________________

*	Not meaningful.
Revenue
Total revenue increased by $3.9 million, or 1.1%, in the first three quarters of 2019, to $348.5 million compared to $344.6 million in the same period of 2018. This increase was due to the increase in comparable restaurant sales and new restaurant openings, partially offset by the impact of restaurants closed since the beginning of 2018, most of which were approaching the expiration of their leases.
Comparable restaurant sales increased by 3.4% at company-owned restaurants, increased by 2.7% at franchise-owned restaurants and increased by 3.3% system-wide in the first three quarters of 2019.

Cost of Sales
Cost of sales decreased by $1.9 million, or 2.1%, in the first three quarters of 2019 compared to the same period of 2018, due primarily to ongoing supply chain savings initiatives. As a percentage of restaurant revenue, cost of sales decreased to 25.9% in the first three quarters of 2019 compared to 26.6% in the first three quarters of 2018 primarily due to increased menu pricing and supply chain savings initiatives.
Labor Costs
Labor costs increased by $1.6 million, or 1.4%, in the first three quarters of 2019 compared to the same period of 2018, due primarily to the increase in restaurant revenue in the first three quarters of 2019. As a percentage of restaurant revenue, labor costs increased to 33.1% in the first three quarters of 2019 compared to 32.9% in the first three quarters of 2018. The increase as a percentage of restaurant revenue was driven by wage inflation and training investments, mostly offset by labor efficiencies.
Occupancy Costs
Occupancy costs decreased by $0.3 million, or 0.8%, in the first three quarters of 2019 compared to the first three quarters of 2018. As a percentage of revenue, occupancy costs decreased to 10.7% in first three quarters of 2019, compared to 10.9% in the first three quarters of 2018, primarily due to leverage on higher AUVs.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $0.5 million, or 1.0%, in the first three quarters of 2019 compared to the first three quarters of 2018, due primarily to off-premise investments which were partially offset by lower utilities costs. As a percentage of restaurant revenue, other restaurant operating costs increased to 14.7% in the first three quarters of 2019, compared to 14.6% in the first three quarters of 2018.
General and Administrative Expense
General and administrative expense decreased by $3.1 million, or 8.6%, in the first three quarters of 2019 compared to the first three quarters of 2018, due primarily to the recognition of a $3.4 million charge for the final settlement related to data breach liabilities incurred in the second quarter of 2018, as well as a decrease in stock-based compensation related to the departure of our former Executive Chairman in September of 2019. These decreases were partially offset by higher compensation costs as we filled out the management team. As a percentage of revenue, general and administrative expense decreased to 9.3% in the first three quarters of 2019 compared to 10.3% in the first three quarters of 2018.
Depreciation and Amortization
Depreciation and amortization decreased by $0.8 million, or 4.5%, in the first three quarters of 2019 compared to the first three quarters of 2018. As a percentage of revenue, depreciation and amortization decreased to 4.8% in the first three quarters of 2019, compared to 5.1% in the first three quarters of 2018, due to restaurants impaired or closed in prior quarters.
Pre-Opening Costs
Pre-opening costs increased $0.3 million in the first three quarters of 2019 as compared to the first three quarters of 2018 due to more restaurants under construction as compared to the same period in 2018.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals decreased by $2.3 million in the first three quarters of 2019 compared to the first three quarters of 2018, primarily due to a $3.7 million decrease in closure costs, partially offset by a $1.4 million increase in restaurant impairments. In the first three quarters of 2019, we recorded a $2.2 million impairment charge for two restaurants. Closure costs in the first three quarters of 2019 included ongoing costs as well as adjustments to liabilities as lease terminations occur. In the first three quarters of 2018, we impaired one restaurant, recognized $3.6 million of closure costs related to 12 restaurants closed in the first three quarters of 2018 and incurred $1.2 million loss on disposal of assets.
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

Interest Expense
Interest expense decreased by $1.1 million in the first three quarters of 2019 compared to the same period of 2018. The decrease was mainly due to the lower average borrowings in the first three quarters of 2019 compared to the first three quarters of 2018.
Provision for Income Taxes
The effective tax rate was 2.2% for the first three quarters of 2019 compared to 3.0% for the first three quarters of 2018. The effective tax rate for the first three quarters of 2019 reflects the impact of the previously recorded valuation allowance. The effective tax rate for the first three quarters of 2018 reflects changes made by the Tax Act, which enabled the Company to release a portion of the previously recorded valuation allowance as a benefit from income tax. For the remainder of fiscal 2019, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Liquidity and Capital Resources
Summary of Cash Flows
As of October 1, 2019, our cash and cash equivalents balance was $3.1 million and the amount available for future borrowings under our 2018 Credit Facility was $41.4 million.
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

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Three Fiscal Quarters Ended
	October 1, 2019	October 2, 2018
Net cash provided by (used in) operating activities	$16,269	$(4,868)
Net cash used in investing activities	(14,823)	(9,437)
Net cash (used in) provided by financing activities	(3,015)	12,862
Net decrease in cash and cash equivalents	$(1,569)	$(1,443)
Operating Activities
Net cash provided by operating activities increased to $16.3 million in the first three quarters of 2019 from net cash used in operating activities of $4.9 million in the first three quarters of 2018. The improvement in operating cash flows resulted primarily from better operating results during the first three quarters of 2019 compared to the prior comparable period, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, closure costs and asset disposals, stock-based compensation and changes in working capital due to timing. The first three quarters of 2018 included the payment of the liabilities related to the data breach that occurred in 2017.
Investing Activities
Net cash used in investing activities increased $5.4 million in the first three quarters of 2019 from $9.4 million in the first three quarters of 2018. This increase is due to construction activities on new restaurant development and the purchase of one franchise restaurant. Both periods include reinvestments in existing restaurants and investments in technology.

Financing Activities
Net cash used in financing activities was $3.0 million in the first three quarters of 2019 largely related to repayments of long-term debt. The first three quarters of 2018 included net proceeds received from borrowings made from the new credit facility, net of repayments to extinguish the prior credit facility.
Capital Resources
Future Capital Expenditure Requirements. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants as well as information technology expenses and other general corporate capital expenditures.
We estimate capital expenditures for the remainder of 2019 to be approximately $3.0 million to $5.0 million, which includes $1.0 million to $3.0 million related to our construction of new restaurants before any reductions for landlord reimbursements. Our total capital expenditures will be approximately $17.0 million to $19.0 million for the fiscal year. We expect such capital expenditures to be funded by a combination of cash from operations and borrowings under our revolving credit facility.
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
As of October 1, 2019, we had $44.4 million of indebtedness (excluding $1.3 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the 2018 Credit Facility. The term loan requires principal payments of $187,500 per quarter through the first quarter of 2020, $375,000 per quarter through the first quarter of 2021, and $531,250 per quarter through maturity in the second quarter of 2022.
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

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of October 1, 2019.

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
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of October 1, 2019, we had $44.4 million of outstanding borrowings under our credit facility. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.4 million on an annualized basis.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage requirements directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that affected our results from 2015 through the first three quarters of 2019. We expect wage inflation to continue to affect our results in the near future.

Item 4. Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2019, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

PART II

Item 1. Legal Proceedings
In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of October 1, 2019. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially adversely affect our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended January 1, 2019.  There have been no material changes to our Risk Factors as previously reported other than as noted below.
We may be harmed by breaches of security of information technology systems or our confidential consumer, employee, financial, or other proprietary data.

We use many information technology systems throughout our operations, including systems that record and process customer sales, manage human resources and generate accounting and financial reports. For example, our restaurants use computerized management information systems, including point-of-sale computers that process customer credit card, debit card and gift card payments, and in-restaurant back office computer systems designed to assist in the management of our restaurants and provide labor and food cost management tools. Our franchisees use similar point of sale systems and are required to report business and operational data through an online reporting network. Through these systems, we have access to and store a variety of consumer, employee, financial and other types of information related to our business. We also rely on third-party vendors to provide information technology systems and to securely process and store related information. Our franchisees also use information technology systems and rely on third-party vendors. If our technology systems, or those of third party vendors we or our franchisees rely upon, are compromised as a result of a cyber-attack (including from circumvention of security systems, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, or social engineering) or other external or internal methods, it could adversely affect our reputation, business, financial condition or results of operations.

The cyber risks we face range from cyber-attacks common to most industries to attacks that target us due to the confidential consumer information we obtain through our electronic processing of credit and debit card transactions. Like others in our industry, we have experienced many attempts to compromise our information technology and data, and we may experience more attempts in the future. For example, in 2016, we experienced a malware attack that compromised the security of the payment information of some customers who used debit or credit cards at certain locations between January 31, 2016 and June 2, 2016. We subsequently made payments of approximately $11 million to certain payment card companies for card issuer losses, card replacement costs and other charges issued by payment card companies, and incurred additional fees and costs associated with the data security incident, including legal fees, investigative fees, other professional fees, costs of communications with customers and capital investments for remediation activities.

Because cyber-attacks take many forms, change frequently, are becoming increasingly sophisticated, and may be difficult to detect for significant periods of time, we may not be able to respond adequately or timely to future cyber-attacks. If we or our franchisees, or third-party vendors, were to experience a material breach resulting in the unauthorized access, use, or destruction of our information technology systems or confidential consumer, employee, financial, or other proprietary data, it could negatively impact our reputation, reduce our ability to attract and retain customers and employees and disrupt the implementation and execution of our strategic goals. Moreover, such breaches could result in a violation of various privacy-related laws and subject us to investigations or private litigation, which, in turn, could expose us to civil or criminal liability, fines and penalties imposed by state and federal regulators, claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims, and various costs associated with such matters.

We strive to mitigate the risk of breaches of our information technology systems and confidential data by enhancing our information technology networks and infrastructure, specifically in our physical and technological security measures, to anticipate cyber-attacks and defend against breaches, improving related procedures and controls and training our employees on cyber-security trends. While we have taken preventative measures to mitigate this risk, we can provide no assurance that we will not be the subject of cyber-attacks and data breaches in the future. Additionally, we carry cyber insurance to minimize the potential impact that a security breach may have on our financial condition or results of operations; however, liabilities incurred in connection with a security breach may exceed the limit that our data security liability insurer will pay or reimburse, in which case we would bear these fees and costs directly. Although we dedicate significant resources to preventing security breaches, we may be unsuccessful, which could adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Chas Hermann Separation Letter dated September 26, 2019
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ KEN KUICK
Ken Kuick Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	November 8, 2019