Form 10-K
period 2019-12-31
NOODLES & Co
filed 2020-02-26
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35987

NOODLES & COMPANY
(Exact name of registrant as specified in its charter)

Delaware	84-1303469
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

520 Zang Street, Suite D
Broomfield,	CO	80021
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (720) 214-1900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	NDLS	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes  ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of July 2, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $234.1 million. This amount was calculated based on the closing price of the common stock on July 2, 2019 on the Nasdaq Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of February 24, 2020, there were 44,133,803 shares of the registrant’s Class A common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to its 2020 Annual Meeting of Stockholders, to be held on or about April 30, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K, where so indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

PART I
ITEM 1.    Business
General
Noodles & Company is a restaurant concept offering lunch and dinner within the fast-casual segment of the restaurant industry. We opened our first location in Denver, Colorado in 1995, offering noodle and pasta dishes, staples of many different cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally-inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, soups, salads and appetizers. We believe that we offer our customers value, with per person spend of $9.53 for the fiscal year ended December 31, 2019.
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
Our Concept and Business Strengths
Variety. We have purposefully chosen a range of healthy to indulgent dishes to satisfy multiple dietary preferences. Our menu encourages customers to customize their meals to meet their tastes and nutritional preferences with our selection of 20 fresh vegetables and nine proteins. Additionally, customers are able to customize the noodle that their dish is prepared with, including healthy options such as our zucchini noodle (“Zoodles”), cauliflower infused rigatoni (“Caulifloodles”), and gluten free pipette noodle.
All of our dishes are cooked-to-order with fresh, high quality ingredients sourced from our carefully selected suppliers. Our commitment to the freshness of our ingredients is further demonstrated by our use of seasonal ingredients and healthy add-in options such as seasoned tofu. Our culinary team strives to develop new dishes and limited time offerings to further reinforce our brand positioning and regularly provide our customers additional options. Choice has always been a great strength of the brand, and we continue to innovate in ways that allow guests to enjoy the world flavors they know and love, as well as discover new ones with all of the benefits of healthier options. For example, the introduction of zucchini noodles in 2018 removed a major obstacle to the brand by providing a low-carb, gluten free noodle alternative to our guests. Zoodles can be substituted into any of our dishes or enjoyed in a signature dish. In 2019, we continued to innovate around plant-based menu options and launched cauliflower-infused rigatoni, which provides a full serving of vegetables and has tremendous versatility as a substitute in all of our dishes. This focus on culinary innovation allows us to prepare and serve high quality food and meet changing consumer trends.
Value. The quality of our food and the welcoming ambiance of our restaurants creates an overall customer experience that we believe is unique and differentiated. Our per person spend is competitive not only within the fast-casual segment, but also within the quick-service segment. We deliver value by combining a family-friendly dining environment with the opportunity to enjoy many dishes containing a variety of fresh ingredients. We also offer kids meals which, at a fixed low price, provide the opportunity for parents to feed their children a balanced meal with sides such as broccoli, carrots, applesauce and a smaller portion of our house made rice crispy treat.

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
Consistent with our culture of enhanced customer service, we seek to hire individuals who will deliver prompt, attentive service by engaging customers the moment they enter our restaurants. Our training philosophy empowers both our restaurant managers and team members, also referred to as employees, to add a personal touch when serving our customers, such as coming out from behind the counter to explain our menu and guiding customers to the right dish. Our restaurant managers are critical to our success, as we believe that their entrepreneurial spirit and outreach efforts build our brand in our communities. We call our cashiers “Noodle Ambassadors” to highlight their role in helping our customers explore our global menu. After our customers order at the counter, their food is delivered to their table by our friendly team members.
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
Restaurant initiatives. Our plan to improve our performance includes the following four key strategies:

•
Focusing on our global flavors and menu offerings. We believe that our globally-inspired menu, focused on noodle and pasta dishes, differentiates us from other restaurants. We also believe this global variety, which includes a range of healthy to indulgent dishes that are cooked to order with fresh, high-quality ingredients, remains a competitive strength. We believe we have significant potential to broaden awareness for our zucchini and cauliflower-infused noodles with additional dishes as we continue to test the next evolution of our better-for-you platform along with continued innovation around our core offerings.

•
Improving efficiencies and unit-level margins. We believe that while we have made significant progress in recent quarters, there remains meaningful opportunity to improve our operational consistency as well as our overall unit level margins. We are actively enhancing our supply chain and food preparation procedures to reduce inbound ingredient costs and improve labor efficiency. During 2018, we completed the national roll out of self-busing stations, which reduced labor hours and improved cleanliness in our restaurants. In 2019, we began incorporating pick-up windows into many of our new restaurants to reflect the evolution of overall guest preference towards the off-premise occasion. Additionally, we continue to optimize our equipment package and operating processes and expect to begin retrofitting our existing restaurants in 2020 with a new kitchen design engineered to increase efficiency while also improving throughput, food quality, off-premise ease of pick-up and flexibility for future culinary innovation. In 2020, we will begin incorporating the new kitchen design and operating model into new restaurants.

•
Enhancing convenience for our customers. We believe there is significant opportunity to increase convenience for our customers. In 2018, we completed a national roll out of dedicated pickup areas for customers who order and pay ahead so that they can have a faster and more convenient takeout experience. In 2019, we relaunched our digital platform making it easier for guests to navigate our menu and customize their orders. Additionally, we introduced a new and improved Noodles Rewards program that incorporates points and tier-based rewards to further customer engagement. Finally, we continue to offer an additional level of convenience for our customers through our third-party delivery program.

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
Restaurant Portfolio and Franchising
Restaurant Portfolio. As of December 31, 2019, we had 389 company-owned restaurants and 68 franchise restaurants in 29 states and the District of Columbia. Our restaurants are typically 2,600 to 2,700 square feet and are located in end-cap, in-line or free-standing locations across a variety of suburban and urban markets. During the near-term we will execute on a smaller square footage design as we embed the new operating model into new restaurants. We anticipate that this design will better facilitate future expansion and better meet the needs of the changing consumer experience.
Restaurant Development. Given improvement in results, operating effectiveness and liquidity, we are currently pursuing a disciplined development pipeline to execute a modest new unit growth rate in the near term and expect an annual unit growth rate between 5% and 7% beginning in 2021. We anticipate this unit growth to include a combination of both company and franchise development. In 2019, we opened four new company-owned restaurants, acquired one franchise restaurant, and sold five restaurants to a franchisee.
Certain Restaurant Closures. We closed five company-owned restaurants in 2019 and 19 company-owned restaurants in 2018, most of which were at or approaching the expiration of their leases. We currently do not anticipate a significant number of restaurant closures for the foreseeable future; however, we may from time to time close or relocate certain restaurants, that are at, or near, the expiration of their leases.
Franchising. As of December 31, 2019, we had 68 franchise units in 15 states operated by 11 franchisees. In 2019, our franchisees opened one restaurant, acquired five restaurants previously operated by the Company and closed two restaurants. We have a total of nine area developers who have signed development agreements providing for the opening of 73 additional restaurants in their respective territories. We look for experienced, well-capitalized franchise partners who are able to leverage their existing infrastructure and local knowledge in a manner that benefits both our franchisees and us. We expect to continue to offer development rights in markets where we do not intend to build company-owned restaurants. We may offer such rights to larger developers who commit to open 10 or more units, or to smaller developers who may commit to open fewer restaurants. We do not currently intend to offer single-unit franchises. We believe the strength and attractiveness of our brand will attract experienced and well-capitalized area developers.
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
Restaurant Management and Employees. Each restaurant typically has a restaurant manager, an assistant manager and 15 to 25 team members. We cross-train our employees in an effort to create a depth of competency in our critical restaurant functions. Consistent with our emphasis on customer interaction, we encourage our restaurant managers and team members to welcome and interact with customers throughout their visit. To lead our restaurant management teams, we have area managers (each of whom is responsible for between five and 10 restaurants), as well as regional directors (each of whom is responsible for between 45 and 57 restaurants).
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
We require all of our dishes to be cooked to order at food safe temperatures or, in the case of salads, subject to our produce washing protocols, which helps to ensure that the food we serve to our customers is safe. We have designed our food safety and quality assurance programs to maintain high standards for our food and food preparation procedures. Our director of quality assurance oversees comprehensive restaurant and supplier audits based upon the potential food safety risk of each food. We also consider food safety and quality assurance when selecting our distributors and suppliers. Our suppliers are inspected by federal, state and local regulators or other reputable, qualified inspection services, which helps ensure their compliance with all federal food safety and quality guidelines. We regularly inspect our suppliers to ensure that the ingredients we buy conform to our quality standards and that the prices we pay are competitive. We also rely on our own recipes, specifications and protocols to ensure that our food is consistently the best quality that is possible when it is served, including a physical examination of ingredients when they arrive at our restaurants. We train our employees to pay detailed attention to food quality at every stage of the food preparation cycle, and we have developed a daily checklist that our employees use to assess the freshness and quality of food supplies. Finally, we encourage our customers to provide feedback regarding our food quality so that we can identify and resolve problems or concerns as quickly as possible.
Restaurant Marketing
Our marketing efforts seek to increase sales through a variety of channels and initiatives. Community-based restaurant marketing, as well as online, social and other media tools, highlight our competitive strengths, including our varied and healthy menu offerings and the value we offer our customers.

•
Our Menu Offerings. We focus some of our marketing efforts on new menu offerings to broaden our appeal to our customers. We promote these items through a variety of formats including public relations events, social media marketing, television appearances, radio promotions, and messaging to our Noodles Rewards members. In addition to increasing brand awareness, these promotions also encourage prompt consumer action, resulting in more immediate increases in our customer traffic.

•
Online, Social and Other Media Tools. We rely on our website, www.noodles.com, to promote our business and increase brand awareness. The information on or available through our website is not, and should not be considered, a part of this report. Our customers are encouraged to sign up to receive communications through our Noodles Rewards program, updating them on new menu offerings and promotional opportunities. As of December 31, 2019, more than 4.1 million of our customers have signed up to receive communication through our rewards and e-club programs. We also communicate with our customers using social media, such as our Facebook and Instagram pages, and our Twitter feed. Our online and social media engagement provides exciting opportunities to engage with our customers.

•
Digital and Search Advertising. We use targeted digital advertising in many of our markets. We believe this helps to increase top of mind awareness with potential customers and drives both frequency and trial. In addition, digital advertising provides us with the opportunity to promote specific product platforms and offerings such as online ordering and catering.

•
Creating New Meal Occasions. We also focus on ways Noodles & Company can serve customers at different times and in new places. For example, our Kids Meal menu was created for the future foodies of the world: children aged ten and under are invited to design their own meal made fresh-to-order, with quality ingredients, by choosing their entrée, two sides and a drink for around $6. Customers who want to feed a large group can enjoy our catering options comprised of main entrées, sides and desserts. We market these offerings in a variety of ways, including through in-restaurant posters, email, Noodles Rewards messages, Facebook posts and other communications outside of our restaurants.

•
Making Noodles & Company Easier to Use. Some of our marketing efforts focus on making our restaurants easier to use. We seek to deliver superior customer service at every opportunity, generating consumer awareness of menu offerings with in-restaurant communications such as displays of our menu offerings that are visible upon entry and tabletop cards that highlight healthy food offerings. We also continue to implement initiatives to improve convenience for our customers, such as expanding the availability of third-party delivery and introducing dedicated pick-up shelving to increase the speed of the to-go transaction.

Suppliers
Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. We carefully select suppliers based on quality and their understanding of our brand, and we seek to develop mutually beneficial long-term relationships with them. We work closely with our suppliers and use a mix of forward, fixed and formula pricing protocols. In some cases, we have made efforts to increase the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility. We monitor industry news, trade issues, weather, crises and other world events that may affect supply prices. In addition, a substantial volume of our produce items is grown in Mexico and other countries and any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy, could result in higher food and supply costs.
Seasonality
Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters, due to reduced winter and holiday traffic, and higher in the second and third quarters.
Competition
We face competition from the casual dining, quick-service and fast-casual segments of the restaurant industry. These segments are highly competitive with respect to taste, price, food quality and presentation, service, location and the ambiance and condition of each restaurant, among other things. Our competition includes a variety of locally owned restaurants and national and regional chains who offer dine-in, carry-out and delivery services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. Among our competitors are a number of multi-unit, multi-market fast-casual restaurant concepts, some of which are expanding nationally. As we expand, we will face competition from these concepts and new competitors that strive to compete with our market segments.
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
Employees
As of December 31, 2019, we had approximately 8,900 employees, including approximately 500 salaried employees and approximately 8,400 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.
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
Our strategies include improving our menu offerings, such as through the introduction of Zoodles and Caulifloodles; pursuing off-premise opportunities, for example through our dedicated pick-up shelving and third-party delivery; improving efficiencies and unit level margins by simplifying operations; enhancing our menu structure and layout; and improving manager selection, training and development of our teams. However, customers may not favor new menu offerings or may not find initiatives aimed at off-premise dining appealing, and our efforts to increase our sales growth and improve our offerings may be unsuccessful. Additionally, our operational initiatives may be ineffective at reducing costs or may reduce the quality of the customer experience. Any failure of our new initiatives could materially adversely affect our business, financial condition or results of operations.
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
The restaurant industry depends on consumer discretionary spending. The United States in general or the specific markets in which we operate have suffered during certain historical periods and in the future may suffer from depressed economic activity, recessionary economic cycles, low consumer confidence as a result of stock market volatility and other reasons, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumers’ discretionary spending. Traffic in our restaurants could decline if consumers choose to dine out less frequently or reduce the amount they spend on meals while dining out. Negative economic conditions (including negative economic conditions resulting from war, terrorist activities, global economic occurrences or trends or other geo-political events might cause consumers to make long-term changes to their discretionary spending behavior, including dining out less frequently or dining at lower priced restaurants on an extended or permanent basis. If comparable restaurant sales decrease, our profitability would decline as we spread fixed costs across a lower level of restaurant revenue. Reductions in staff levels, additional asset impairment charges and additional restaurant closures could result from prolonged negative comparable restaurant sales, which could materially adversely affect our business, financial condition or results of operations.
An outbreak of disease, epidemic or pandemic, or similar public health threat, such as the coronavirus, could have a material adverse impact on the Company’s business, operating results and financial condition.
An outbreak of disease, epidemic or pandemic, or similar public threat, or fear of such an event, that negatively impacts consumer spending or our customers’ willingness to dine out could have a material adverse impact on the Company’s business, financial condition and operating results. In addition, outbreaks of disease could result in disruptions to capital and financial markets and could have a material adverse impact on our business, financial condition and operating results.
In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The World Health Organization has declared COVID-19 to constitute a “Public Health Emergency of International Concern.” On January 30, 2020, the U.S. Department of State issued a Level 4 “do not travel” advisory for China. The U.S. government has also implemented enhanced screenings, quarantine requirements and travel restrictions in connection with the COVID-19 outbreak. The extent and potential impact of the COVID-19 on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the outbreak, our customers’ continued willingness to dine out and the impact on capital and financial markets, all of which are highly uncertain and cannot be predicted.
Competition from other restaurant companies could adversely affect us.
We face competition from the casual dining, fast-casual and quick-service segments of the restaurant industry. These segments are highly competitive with respect to taste, price, food quality and presentation, service, location and the ambiance and condition of each restaurant, among other things. Our competition includes a variety of locally owned restaurants and national and regional chains who offer dine-in, carry-out and delivery services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. Among our competitors are a number of multi-unit, multi-market fast-casual restaurant concepts, some of which are expanding nationally. We continually face competition from these concepts and new competitors that strive to compete with our market segments. For example, additional competitive pressures come from the deli sections and in-store cafés of grocery store chains, as well as from convenience stores and online meal preparation sites. These competitors may have, among other things, lower operating costs, food offerings more responsive to consumer preferences, better locations and facilities, more experienced management, more effective marketing and more efficient operations.
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
We incur costs and expend other resources in our marketing efforts to attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, many of our competitors have more marketing resources and we may not be able to successfully compete. If our competitors increase spending on marketing, or if our marketing funds decrease for any reason, or if our advertising and promotions are less effective than those of our competitors, our financial performance could be materially affected.
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
Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could have an adverse effect on our business.
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
In addition, although search engine marketing, social media and other new technological platforms offer great opportunities to increase awareness of and engagement with our restaurants and brand, our failure to use social media effectively in our marketing efforts may further expose us to the risks associated with the accelerated impact of social media. Many of our competitors are expanding their use of social media and the social media landscape is rapidly evolving, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance, and we may not do so effectively.  A variety of additional risks associated with our use of social media include the possibility of improper disclosure of proprietary information, exposure of personally identifiable information of our employees or guests, fraud, or the publication of out-of-date information, any of which may result in material liabilities or reputational damage. Furthermore, any inappropriate use of social media platforms by our employees could also result in negative publicity that could materially damage our reputation or lead to litigation that materially increases our costs.
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
Additionally, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create negative publicity that could materially adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number or scope of successful claims could materially adversely affect our business, financial condition or results of operations. Consumer demand for our products and our brand’s value could diminish significantly if any such incidents or other matters create negative publicity or otherwise erode consumer confidence in us or our products, or in the restaurant industry as a whole, which would likely result in lower sales and could materially adversely affect our business, financial condition or results of operations.
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

We use many information technology systems throughout our operations, including systems that record and process customer sales, manage human resources and generate accounting and financial reports. For example, our restaurants use computerized management information systems, including point-of-sale computers that process customer credit card, debit card and gift card payments, and in-restaurant back office computer systems designed to assist in the management of our restaurants and provide labor and food cost management tools. Our franchisees use similar point of sale systems and are required to report business and operational data through an online reporting network. Through these systems, we have access to and store a variety of consumer, employee, financial and other types of information related to our business. We also rely on third-party vendors to provide information technology systems and to securely process and store related information. Our franchisees also use information technology systems and rely on third-party vendors. If our technology systems, or those of third-party vendors we or our franchisees rely upon, are compromised as a result of a cyber-attack (including from circumvention of security systems, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, or social engineering) or other external or internal methods, it could materially adversely affect our reputation, business, financial condition or results of operations.

The cyber risks we face range from cyber-attacks common to most industries to attacks that target us due to the confidential consumer information we obtain through our electronic processing of credit and debit card transactions. Like others in our industry, we have experienced many attempts to compromise our information technology and data, and we may experience more attempts in the future. For example, in 2016, we experienced a malware attack that compromised the security of the payment information of some customers who used debit or credit cards at certain locations between January 31, 2016 and June 2, 2016. We subsequently made payments of approximately $11 million to certain payment card companies for card issuer losses, card replacement costs and other charges issued by payment card companies, and incurred additional fees and costs associated with the malware attack, including legal fees, investigative fees, other professional fees, costs of communications with customers and capital investments for remediation activities. In addition to property and casualty insurance, which may cover restoration of data, certain physical damage or third-party injuries, we have cybersecurity insurance related to a breach event. However, damage and claims arising from such incidents may not be covered or may exceed the amount of any available insurance.

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
As a general matter, operating and developing our business requires significant capital. Our credit agreement ends in 2024 and securing access to credit on reasonable terms thereafter will require us to extend or refinance such agreement. In addition, in order to pursue our business and operational strategies, we may need additional sources of liquidity in the future and it may be difficult or impossible at such time to increase our liquidity. Our lenders may not agree to amend our credit agreement at such time to increase our borrowing capacity. Further, our requirements for additional liquidity may coincide with periods during which we are not in compliance with covenants under our credit agreement and our lenders may not agree to further amend our credit agreement to accommodate such non-compliance. Even if we are able to access additional liquidity, agreements governing any borrowing arrangement could contain covenants restricting our operations. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets. In addition, variable-rate borrowings under our credit agreement typically use LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of recent national and international regulatory scrutiny which may result in changes that cause LIBOR to disappear entirely after 2021 or to cause it to perform differently than in the past. The consequences of these LIBOR developments on our variable-rate borrowings, including the possible transition to other rates such as the Secured Overnight Financing Rate (SOFR), cannot be predicted at this time, but could include an increase in the cost of our variable-rate borrowings and volatility in our earnings.
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
Our ability to maintain consistent price, quality and safety throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We do not control the businesses of our vendors, suppliers and distributors and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be materially adversely affected. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, including any suppliers who are a sole source of supply of a particular ingredient, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, especially if customers change their dining habits as a result. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe. In addition, because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers. These potential changes in food and supply costs could materially adversely affect our business, financial condition or results of operations.
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
We also partner with various third-party vendors to deliver our food. If any of our delivery vendors perform inadequately, or our delivery relationships are disrupted for any reason, our business, financial condition or results of operations could be materially adversely affected.
Our ability to continue to expand our digital business, delivery orders and catering is uncertain, and these new business lines are subject to risks.
Our revenue from digital orders has increased significantly from prior years. This growth rate may not be sustainable, and if our digital business does not continue to expand it may be difficult for us to achieve our planned sales growth. We have also increased our efforts to promote delivery orders, which have also grown considerably. We rely on third-party providers to fulfill delivery orders, and the ordering and payment platforms used by these third parties, or our mobile app or online ordering system, could be damaged or interrupted by technological failures, user errors, cyber-attacks or other factors, which may materially adversely impact our sales through these channels and could negatively impact our brand. Additionally, our delivery partners are responsible for order fulfillment and may make errors or fail to make timely deliveries, leading to customer disappointment that may negatively impact our brand. We also incur additional costs associated with using third-party service providers to fulfill these digital orders and the costs of delivering may have a material adverse impact on restaurant level margins. Moreover, the third-party restaurant delivery business is intensely competitive, with a number of players competing for market share, online traffic, capital, and delivery drivers and other people resources. The third-party delivery services with which we work may struggle to compete effectively, and if they were to cease or curtail operations or fail to provide timely delivery services in a cost-effective manner, or if they give greater priority on their platforms to our competitors, our delivery business may be negatively impacted. We have also introduced catering offerings on both a pick-up and delivery basis, and customers may choose our competitors’ catering offerings over ours, be disappointed with their experience with our catering, or experience food safety problems if they do not serve our food in a safe manner, which may negatively impact us. Such delivery and catering offerings also increase the risk of illnesses associated with our food because the food is transported and/or served by third parties in conditions we cannot control.
Because all of these offerings are relatively new, it is difficult for us to anticipate the level of sales they may generate. That may result in operational challenges, both in fulfilling orders made through these channels and in operating our restaurants as we balance fulfillment of these orders with service of our traditional in-restaurant guests as well. Any such operational challenges may negatively impact the customer experience associated with our digital, delivery or catering orders, the guest experience for our traditional in-restaurant business, or both. These factors may materially adversely impact our sales and our brand reputation.
Changes in food and supply costs could adversely affect our results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Shortages or interruptions in the availability of certain supplies caused by seasonal fluctuations, unanticipated demand, problems in production or distribution, food contamination, product recalls, government regulations, inclement weather or other conditions could materially adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Weather related issues, such as freezes, heavy rains or drought, may also lead to temporary spikes in the prices of some ingredients such as produce or meats. Increasing weather volatility or other long-term changes in global weather patterns, including any changes associated with global climate change, could have a significant impact on the price, availability and timing of delivery of some of our ingredients. In addition, at certain times of the year a substantial volume of our produce items is imported from Mexico and other countries. Any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy, could result in higher food and supply costs. Any increase in the prices of the food products most critical to our menu, such as pasta, beef, chicken, wheat flour, cheese and other dairy products, tofu and vegetables, could materially adversely affect our operating results. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations.

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
If we or our franchisees are unable to continue to recruit and retain sufficiently qualified individuals at wages comparable to those we currently pay, our business could be materially adversely affected. Competition for these employees could require us or our franchisees to pay higher wages, which could result in higher labor costs. In addition, increases in the minimum wage, which have become more common and more material in size in recent years, would increase our labor costs. Additionally, costs associated with workers’ compensation are rising, and these costs may continue to rise in the future. We may be unable to increase our menu prices in order to pass these increased labor costs on to consumers, in which case our margins would be negatively affected, which could materially adversely affect our business, financial condition or results of operations.
We depend on the services of key executives, the loss of which could materially harm our business.
We rely on executives and senior management to drive the financial and operational performance of our business. Turnover of executives and senior management could materially adversely impact our business, our results of operations and may make recruiting for future management positions more difficult or may require us to offer more generous executive compensation packages to attract top executives. In recent years, we have experienced both executive and senior management turnover. Changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. Our future success depends on our ability to identify, attract and retain qualified personnel on a timely basis. In addition, we must successfully integrate newly hired management personnel within our organization in order to achieve our operating objectives.

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
It is possible that we will seek to sell restaurants within certain markets to new or existing franchisees. In connection with a sale to new or existing franchisees of restaurants in existing markets, we may enter into agreements that also provide for the development of new restaurants by such franchisees. We may be unable to identify franchisees willing to partner with us with respect to existing restaurants we elect to sell or new restaurants. Becoming a franchisee entails economic risks and uncertainties and the perceived risks and uncertainties may not, in the view of potential franchisees, outweigh the anticipated benefits. Our inability to identify franchisees, or to sell units to existing or new franchisees, could materially adversely affect our franchising strategy, which could materially adversely affect our business, financial condition or results of operations.
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
Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us or be able to find suitable sites on which to develop them, or they may elect to cease development for other reasons. Franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could reduce our franchise revenues. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new restaurants. The lack of adequate financing could materially adversely affect the number and rate of new restaurant openings by our franchisees and could materially adversely affect our future franchise revenues.
Failure to support our franchise system could have a material adverse effect on our business, financial condition or results of operations.
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
In 2018 we began to offer certain information technology (“IT”) support services to our franchisees. We may incur costs or expenses in providing these services that exceed the fee income we receive for such services. In addition, the allocation of our IT resources to providing such services may materially adversely affect the provision of such services to our company-owned restaurants. The provision of such services may also expose us to claims from franchisees or third parties, or to litigation or regulatory matters, which may not be completely covered, or covered at all, by our insurance.
Unionization activities or labor disputes may disrupt our operations and affect our profitability.
Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could materially adversely affect our business, financial condition or results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenues and resolution of disputes may increase our costs. Potential changes in labor laws, including the possible passage of legislation designed to make it easier for employees to unionize, or increases in politically-inspired labor activism, could increase the likelihood of some or all of our employees being subjected to greater organized labor influence, and could have a material adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our employee culture.
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
One element of our operational strategy is the opening of new restaurants and operating those restaurants on a profitable basis. In 2019, we opened four company-owned restaurants, refranchised five restaurants and closed five company-owned restaurants. Our franchisees opened one restaurant, and closed two restaurants. We expect to open between eight and eleven company-wide restaurants in 2020 with such openings primarily taking place in well-established existing markets.
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
The consumer target area of our restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, opening a new restaurant in or near markets in which we already have restaurants could materially adversely affect the sales of these existing restaurants. Existing restaurants could also make it more difficult to build our consumer base for a new restaurant in the same market. Our core business strategy does not entail opening new restaurants that we believe will materially affect sales at our existing restaurants, but we may selectively open new restaurants in and around areas of existing restaurants that are operating at or near capacity to effectively serve our customers. Sales cannibalization between our restaurants may become significant in the future as we continue to expand our operations and could affect our sales growth, which could, in turn, materially adversely affect our business, financial condition or results of operations.
New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our results of operations.
Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet, health and safety. Such changes may include federal, state and local regulations and recommendations from medical and diet professionals pertaining to the ingredients and nutritional content of the food and beverages we offer. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our menu offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may choose or be required to modify or remove certain menu items, which may materially adversely affect the appeal of our menu to new or returning customers. To the extent we are unwilling or unable to respond with appropriate changes to our menu offerings, it could materially affect consumer demand and could have a material adverse impact on our business, financial condition or results of operations.
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
Our intellectual property is material to the conduct of our business and our marketing efforts. Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos and the unique ambiance of our restaurants. While it is our policy to protect and defend vigorously our rights to our intellectual property, we cannot predict whether steps taken by us to protect our intellectual property rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future, may be liable for damages and may have to change our marketing efforts, which in turn could materially adversely affect our business, financial condition or results of operations.
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
There are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure against. Such losses could have a material adverse effect on our business and results of operations. In addition, we self-insure a portion of expected losses under our employee health, workers’ compensation, general liability, property and cyber insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our financial condition, results of operations and liquidity. Failure to obtain and maintain adequate directors’ and officers’ insurance could materially adversely affect our ability to attract and retain qualified officers and directors.
Changes to accounting rules or regulations may adversely affect our results of operations.
Changes to existing accounting rules or regulations may impact our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities implemented a requirement that lessees capitalize operating leases in their financial statements beginning in 2019. The adoption of this lease guidance had a material impact on our Consolidated Balance Sheets by materially increasing non-current assets and current and non-current liabilities due to the recognition of the right-of-use assets and related lease liabilities primarily related to our restaurant operating leases and corporate office space. Future changes to accounting rules or regulations could materially adversely affect our business, financial condition or results of operations.
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
As of December 31, 2019, L Catterton and certain of its affiliates and Mill Road Capital II, L.P. and certain of its affiliates (“Mill Road”) beneficially owned in the aggregate shares representing approximately 29.4% of our outstanding voting power. L Catterton and certain of its affiliates beneficially owned, in the aggregate, shares representing approximately 18.5% of our outstanding equity interests and voting power as of December 31, 2019. Mill Road and certain of its affiliates beneficially owned, in the aggregate, shares representing approximately 10.9% of our outstanding equity interests and voting power as of December 31, 2019. As a result, L Catterton and Mill Road could continue to potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change in control transactions. The interests of L Catterton and Mill Road may not always coincide with the interests of the other holders of our common stock.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock. Our amended and restated certificate of incorporation authorizes us to issue up to 180,000,000 shares of Class A common stock and Class B common stock. As of December 31, 2019, we have 44,134,063 outstanding shares of Class A common stock and no outstanding shares of Class B common stock. In addition, as of such date, approximately 742,581 shares of Class A common stock are issuable upon the exercise of outstanding stock options and the vesting of restricted stock units, and 1,913,793 shares of Class A common stock and 28,850 shares of Class B common stock are issuable upon the exercise of warrants. Moreover, as of that date, approximately 4.1 million shares of our common stock are available for future grants under our stock incentive plan and for future purchase under our employee stock purchase plan.
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
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
As of December 31, 2019, we and our franchisees operated 457 restaurants in 29 states and the District of Columbia. Our restaurants are typically 2,600 to 2,700 square feet and are located in a variety of suburban and urban markets. We lease the property for our central support office and all of the properties on which we operate restaurants. The chart below shows the locations of our company-owned and franchised restaurants as of December 31, 2019.

State	Company- owned	Franchised	Total
Arizona	5	—	5
California	17	—	17
Colorado	60	—	60
Connecticut	—	4	4
District of Columbia	1	—	1
Florida	5	1	6
Idaho	5	—	5
Illinois	49	5	54
Indiana	21	1	22
Iowa	10	1	11
Kansas	10	—	10
Kentucky	1	4	5
Maryland	23	—	23
Michigan	—	23	23
Minnesota	44	1	45
Missouri	3	8	11
Montana	—	2	2
Nebraska	—	5	5
New York	1	—	1
North Carolina	13	—	13
North Dakota	—	4	4
Ohio	17	—	17
Oregon	6	—	6
Pennsylvania	9	—	9
South Dakota	—	2	2
Tennessee	—	4	4
Utah	16	—	16
Virginia	26	—	26
Washington	2	—	2
Wisconsin	45	3	48
	389	68	457
We are obligated under non-cancelable leases for our restaurants and our central support office. Our restaurant leases generally have initial terms of 10 years with two or more five-year renewal options. Our restaurant leases may require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs.

ITEM 3.    Legal Proceedings
Other Matters
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2019. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock has traded on the Nasdaq Global Select Market under the symbol NDLS since it began trading on June 28, 2013, the date of our initial public offering (“IPO”). As of February 24, 2020, there were approximately 37 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Purchases of Equity Securities by the Issuer
We had no share repurchases during the fourth quarter of 2019.
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

ITEM 6.    Selected Financial Data
The following table summarizes the consolidated historical financial and operating data for the periods indicated. The statements of operations data for the fiscal years ended December 31, 2019, January 1, 2019 and January 2, 2018, and the balance sheet data as of December 31, 2019 and January 1, 2019 have been derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data,” and the statements of operations data from the fiscal years ended January 3, 2017 and December 29, 2015, and the balance sheet data as of January 2, 2018, January 3, 2017 and December 29, 2015 have been derived from our audited consolidated financial statements not included in this report.
The historical results presented below are not necessarily indicative of the results to be expected for any future period. This information should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report.
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2016, which ended on January 3, 2017, contained 53 weeks, and all other fiscal years presented below contained 52 weeks. We refer to our fiscal years as 2019, 2018, 2017, 2016 and 2015. Our fiscal quarters each contain thirteen weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen weeks.

	Fiscal Year
	2019	2018	2017	2016	2015
	(in thousands)
Revenue:
Restaurant revenue	$456,671	$453,671	$451,599	$482,544	$450,482
Franchising royalties and fees, and other	5,740	4,170	4,893	4,930	4,969
Total revenue	462,411	457,841	456,492	487,474	455,451
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	117,179	121,102	121,473	130,630	120,455
Labor	150,565	149,746	150,161	161,219	143,145
Occupancy	48,863	49,020	51,877	55,912	50,300
Other restaurant operating costs	66,684	65,575	64,091	73,011	63,549
General and administrative(1)(2)	43,446	46,092	39,746	55,654	37,244
Depreciation and amortization	22,086	22,872	24,613	28,134	27,802
Pre-opening	402	50	935	3,131	4,407
Restaurant impairments, closure costs and asset disposals(3)	7,747	7,142	37,446	47,311	29,616
Total costs and expenses	456,972	461,599	490,342	555,002	476,518
Income (loss) from operations	5,439	(3,758)	(33,850)	(67,528)	(21,067)
Loss on extinguishment of debt	746	626	—	—	—
Interest expense, net	2,942	4,305	3,839	2,916	1,432
Income (loss) before income taxes	1,751	(8,689)	(37,689)	(70,444)	(22,499)
Provision (benefit) for income taxes	104	(248)	(207)	1,233	(8,734)
Net income (loss)	1,647	(8,441)	(37,482)	(71,677)	(13,765)
Accretion of preferred stock to redemption value(4)	—	—	(7,967)	—	—
Net income (loss) attributable to common stockholders	$1,647	$(8,441)	$(45,449)	$(71,677)	$(13,765)
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

(3)
Restaurant impairments, closure costs and asset disposals include $6.2 million, $1.5 million, $16.2 million, $41.6 million and $25.4 million of charges in 2019, 2018, 2017, 2016 and 2015, respectively related to restaurant impairment charges in 2019 and the write down of assets related to the sale of nine company-owned restaurants to a franchisee that was completed in January of 2020. Included in the impairment charges are 34 restaurants in 2017, 54 restaurants in 2016 and 39 restaurants in 2015 that were identified as impaired. Additionally, we recognized $0.4 million, $4.1 million, $20.1 million, $2.3 million, and $3.1 million in 2019, 2018, 2017, 2016 and 2015, respectively, of closure costs which are also included in restaurant impairments, closure costs and asset disposals. The closure costs recognized during 2019 and 2018 include closure costs of five and 19 restaurants closed throughout 2019 and 2018, most of which were at or approaching the expiration of their leases, 2017 includes closure costs of 55 restaurants closed during the first quarter of 2017 and 2015 includes closure costs of the 16 restaurants closed in the fourth quarter of 2015. Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.

(4)	Represents the accretion of the preferred stock issued to L Catterton to its full redemption value.

	Fiscal Year
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data and restaurants)
Earnings (loss) per Class A and Class B common share, combined:
Basic	$0.04	$(0.20)	$(1.20)	$(2.58)	$(0.48)
Diluted	$0.04	$(0.20)	$(1.20)	$(2.58)	$(0.48)
Weighted average Class A and Class B common shares outstanding, combined:
Basic	44,036,947	42,329,556	37,759,497	27,808,708	28,938,901
Diluted	44,976,436	42,329,556	37,759,497	27,808,708	28,938,901
Selected Operating Data:
Company-owned restaurants at end of period	389	394	412	457	422
Franchise-owned restaurants at end of period	68	65	66	75	70
Company-owned:
Average unit volumes (1)	$1,163	$1,119	$1,072	$1,075	$1,103
Comparable restaurant sales (2)	2.9%	3.4%	(2.7)%	(0.9)%	(0.2)%
Restaurant contribution (3)	$73,380	$68,228	$63,997	$61,772	$73,033
Restaurant contribution margin (3)	16.1%	15.0%	14.2%	12.8%	16.2%

_______________

(1)	Average unit volumes (“AUVs”) consist of average annualized sales of all company-owned restaurants over the trailing 12 periods.

(2)	Comparable restaurant sales represent year-over-year sales for restaurants open for at least 18 full periods.

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

A reconciliation of income (loss) from operations to restaurant contribution is presented below:

	Fiscal Year
	2019	2018	2017	2016	2015
	(in thousands)
Income (loss) from operations	$5,439	$(3,758)	$(33,850)	$(67,528)	$(21,067)
Less: Franchising royalties and fees, and other	5,740	4,170	4,893	4,930	4,969
Add: General and administrative	43,446	46,092	39,746	55,654	37,244
Depreciation and amortization	22,086	22,872	24,613	28,134	27,802
Pre-opening	402	50	935	3,131	4,407
Restaurant impairments, closure costs and asset disposals	7,747	7,142	37,446	47,311	29,616
Restaurant contribution	$73,380	$68,228	$63,997	$61,772	$73,033

	As of
	December 31, 2019	January 1, 2019	January 2, 2018	January 3, 2017	December 29, 2015
	(in thousands)
Balance Sheet Data:
Total current assets	$29,322	$23,351	$22,058	$25,788	$25,401
Total assets (4)	378,519	172,032	185,233	209,461	239,961
Total current liabilities	58,034	33,147	43,869	49,033	32,914
Total long-term debt	40,497	44,183	57,624	84,676	67,732
Total liabilities (4)	327,948	119,351	149,372	183,643	146,189
Total stockholders' equity	50,571	52,681	35,861	25,818	93,772
_____________

(4)	Total assets and total liabilities as of December 31, 2019 include the adoption of ASU 2016-02.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” and our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” This section of the Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons of 2019 to 2018. Discussions of 2017 items and year-to-year comparisons of 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended January 1, 2019. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1A. “Risk Factors” and elsewhere in this report.
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. All fiscal years 2019, 2018 and 2017, which ended on December 31, 2019, January 1, 2019 and January 2, 2018, respectively, contained 52 weeks. We refer to our fiscal years as 2019, 2018 and 2017. Our fiscal quarters each contained 13 operating weeks.
Overview
Noodles & Company is a restaurant concept offering lunch and dinner within the fast-casual segment of the restaurant industry. We opened our first location in 1995, offering noodle and pasta dishes, staples of many different cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally-inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, soups, salads and appetizers. We believe we offer our customers value with per person spend of approximately $9.53 in 2019.
Recent Trends, Risks and Uncertainties
Comparable Restaurant Sales. In fiscal 2019, system-wide comparable restaurant sales increased 2.8%, comprised of a 2.9% increase for company-owned restaurants and a 2.5% increase for franchise restaurants. Comparable restaurant sales represent year-over-year sales comparisons for restaurants open for at least 18 full periods. Our ability to continue to increase comparable restaurant sales depends in part on our ability to successfully implement our operational strategies and initiatives.
Increased Labor Costs. Similar to much of the restaurant industry, our base labor costs have risen in recent periods. In 2019, we were able to mitigate the impact of increased base labor costs through labor efficiencies; however, we expect that labor costs will continue to rise as wage rates and benefit costs increase. Some jurisdictions in which we operate have recently increased their minimum wage by a significant amount and other jurisdictions are considering similar actions. Significant additional government-imposed increases could materially affect our labor costs.
Restaurant Development. Given improvement in results, operating effectiveness and liquidity, we are currently pursuing a disciplined development pipeline to execute an increased new unit growth rate in the near term. In 2020, we plan to open between ten and fifteen restaurants system-wide and develop a pipeline to support a 5% - 7% unit growth rate beginning in 2021.
New restaurants have historically contributed substantially to our revenue growth. In 2019, we opened four company-owned restaurants, acquired one restaurant from a franchisee, refranchised five restaurants, and closed five company-owned restaurants, while our franchisees opened one new restaurant and closed two restaurants. As of December 31, 2019, we had 389 company-owned restaurants and 68 franchise restaurants in 29 states and the District of Columbia.
Certain Restaurant Closures. We closed five and 19 company-owned restaurants in 2019 and 2018, respectively, most of which were at or approaching the expiration of their leases. We currently do not anticipate significant restaurant closures for the foreseeable future; however, we may from time to time close certain restaurants, including closures at, or near, the expiration of their leases.
Impairment of Long-lived Assets. We impaired two restaurants in 2019 and one restaurant in 2018 and wrote down the assets related to the sale of nine company-owned restaurants to a franchisee that closed in January of 2020.

Impairment is based on our current assessment of the expected future cash flows of various restaurants based on recent results and other specific market factors. Many of these restaurants we had opened in the last three to four years in newer markets where brand awareness of our restaurants was not as strong and where it had been more difficult to adequately staff our restaurants. Although impairment charges have meaningfully declined since 2017, we may recognize impairment charges in the future.

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
Comparable Restaurant Sales
Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. As of the end of 2019, 2018 and 2017, there were 383, 392 and 385 restaurants, respectively, in our comparable restaurant base for company-owned locations. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded. Changes in comparable restaurant sales are generated by changes in traffic, which we calculate as the number of entrées sold, or changes in per-person spend, calculated as sales divided by traffic. Per-person spend can be influenced by changes in menu prices and the mix and number of items sold per person.
Measuring our comparable restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including, but not limited to:

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

The following table presents a reconciliation of net income (loss) to EBITDA and adjusted EBITDA:

	Fiscal Year
	2019	2018	2017
	(in thousands)
Net income (loss)	$1,647	$(8,441)	$(37,482)
Depreciation and amortization	22,086	22,872	24,613
Interest expense, net	2,942	4,305	3,839
Provision (benefit) for income taxes	104	(248)	(207)
EBITDA	$26,779	$18,488	$(9,237)
Restaurant impairments, closure costs and asset disposals (1)	7,747	7,142	37,446
Litigation settlements and data breach assessments (2)	—	3,796	(401)
Fees and costs related to transactions and other acquisition/disposition costs (3)	190	53	679
Loss on extinguishment of debt (4)	746	626	—
Severance costs (5)	522	278	581
Stock-based compensation expense (6)	2,443	2,979	1,513
Adjusted EBITDA	$38,427	$33,362	$30,581
_____________

(1)
Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. Additionally, 2019 includes closure costs of five restaurants closed in 2019, $2.6 million of impairment charges and $3.6 million related to the write down of assets for the sale of nine company-owned restaurants to a franchisee that was completed in January of 2020. 2018 includes closure costs of the 19 restaurants closed during 2018 and impairment charges and 2017 includes the closure costs related to the 55 restaurants closed in the first quarter of 2017 and the impairment of 34 restaurants. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals.

(2)
Fiscal year 2018 includes a charge of $3.4 million for the final settlement related to data breach liabilities, and a $0.3 million charge for a litigation settlement related to a Delaware gift card matter. Fiscal year 2017 includes a gain on an employment-related litigation settlement due to final settlement being less than what the Company had previously accrued.

(3)
Fiscal year 2019 includes expenses related to transaction and acquisition costs related to the purchase of one franchise restaurant and other refranchising costs. Fiscal year 2018 includes expenses related to the registration statement the Company filed in the second quarter of 2018. Fiscal year 2017 includes expenses related to the registration statement the Company filed in the first quarter of 2017, which registration statement was later withdrawn.

(4)
Fiscal year 2019 includes the loss on extinguishment of debt resulting from writing off certain remaining unamortized debt issuance costs related to our credit facility with U.S. Bank National Association (the “2018 Credit Facility”) which was amended in November 2019. Fiscal year 2018 includes the loss on extinguishment of debt, which resulted from writing off certain remaining unamortized balances of debt issuance costs related to the outstanding indebtedness with Bank of America, N.A. (the “Prior Credit Facility”) when it was repaid in full in the second quarter of 2018.

(5)	Severance costs are related to departmental structural changes and the departure of certain executives.

(6)
Fiscal year 2019 includes an adjustment related to the departure of Paul Murphy, our former Executive Chairman. Fiscal year 2018 includes additional expense due to the 2017 and 2018 annual grants both being granted in 2018.

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
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists of federal, state and local taxes on our income.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened or closed in the years indicated:

	Fiscal Year
	2019	2018	2017
Company-Owned Restaurants
Beginning of period	394	412	457
Openings	4	1	12
Acquisition (1)	1	—	—
Divestitures (1)	(5)	—	—
Closures	(5)	(19)	(57)
End of period	389	394	412
Franchise Restaurants
Beginning of period	65	66	75
Openings	1	—	3
Acquisitions (1)	5	—	—
Divestiture (1)	(1)	—	—
Closures	(2)	(1)	(12)
End of period	68	65	66
Total restaurants	457	459	478
_____________________________

(1)	During the first quarter of 2019 we acquired one franchise restaurant and during the third quarter of 2019 we sold five company-owned restaurants to a franchisee.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Year
	2019	2018	2017
Revenue:
Restaurant revenue	98.8%	99.1%	98.9%
Franchising royalties and fees, and other	1.2%	0.9%	1.1%
Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	25.7%	26.7%	26.9%
Labor	33.0%	33.0%	33.3%
Occupancy	10.7%	10.8%	11.5%
Other restaurant operating costs	14.6%	14.5%	14.2%
General and administrative	9.4%	10.1%	8.7%
Depreciation and amortization	4.8%	5.0%	5.4%
Pre-opening	0.1%	—%	0.2%
Restaurant impairments, closure costs and asset disposals	1.7%	1.6%	8.2%
Total costs and expenses	98.8%	100.8%	107.4%
Income (loss) from operations	1.2%	(0.8)%	(7.4)%
Loss on extinguishment of debt	0.2%	0.1%	—%
Interest expense, net	0.6%	1.0%	0.9%
Income (loss) before income taxes	0.4%	(1.9)%	(8.3)%
Provision (benefit) for income taxes	—%	(0.1)%	(0.1)%
Net income (loss)	0.4%	(1.8)%	(8.2)%

Fiscal Year 2019 compared to Fiscal Year 2018
The table below presents our operating results for 2019 and 2018, and the related year-over-year changes:

	Fiscal Year		Increase / (Decrease)
	2019	2018	$	%
	(in thousands)
Revenue:
Restaurant revenue	$456,671	$453,671	$3,000	0.7%
Franchising royalties and fees, and other	5,740	4,170	1,570	37.6%
Total revenue	462,411	457,841	4,570	1.0%
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	117,179	121,102	(3,923)	(3.2)%
Labor	150,565	149,746	819	0.5%
Occupancy	48,863	49,020	(157)	(0.3)%
Other restaurant operating costs	66,684	65,575	1,109	1.7%
General and administrative	43,446	46,092	(2,646)	(5.7)%
Depreciation and amortization	22,086	22,872	(786)	(3.4)%
Pre-opening	402	50	352	*
Restaurant impairments, closure costs and asset disposals	7,747	7,142	605	8.5%
Total costs and expenses	456,972	461,599	(4,627)	(1.0)%
Income (loss) from operations	5,439	(3,758)	9,197	*
Loss on extinguishment of debt	746	626	120	19.2%
Interest expense, net	2,942	4,305	(1,363)	(31.7)%
Income (loss) before income taxes	1,751	(8,689)	10,440	*
Provision (benefit) from income taxes	104	(248)	352	*
Net income (loss)	$1,647	$(8,441)	$10,088	*
Company-owned:
Average unit volumes	$1,163	$1,119	$44	3.9%
Comparable restaurant sales	2.9%	3.4%
_____________

*	Not meaningful.
Revenue
Total revenue increased by $4.6 million, or 1.0%, in 2019 compared to 2018. This increase was primarily due to the increase in comparable restaurant sales and additional restaurant openings in 2019, partially offset by restaurants closed since the beginning of 2018 most of which were at or approaching the expiration of their leases.
Average unit volumes increased 3.9% to $1.2 million in 2019 compared to $1.1 million 2018. System-wide comparable restaurant sales growth was 2.8% in 2019, comprised of a 2.9% increase at company-owned restaurants and a 2.5% increase at franchise-owned restaurants.

Cost of Sales
Cost of sales decreased by $3.9 million, or 3.2%, in 2019 compared to 2018. As a percentage of restaurant revenue, cost of sales decreased to 25.7% in 2019 from 26.7% in 2018. The decrease as a percentage of restaurant revenue was primarily due to ongoing supply chain initiatives and increased menu pricing.
Labor Costs
Labor costs increased by $0.8 million, or 0.5%, in 2019 compared to 2018. As a percentage of restaurant revenue, labor costs remained flat at 33.0% in 2019 compared to 2018 as labor efficiency initiatives offset wage inflation.
Occupancy Costs
Occupancy costs decreased by $0.2 million, or 0.3%, in 2019 compared to 2018, due primarily to the favorable impact of restaurant closures since the beginning of 2018, partially offset by modest new unit growth. As a percentage of restaurant revenue, occupancy costs decreased to 10.7% in 2019 from 10.8% in 2018, due to leverage on higher AUVs.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $1.1 million, or 1.7%, in 2019 compared to 2018, due primarily to increased third-party delivery fees partially offset by lower utility costs in 2019. As a percentage of restaurant revenue, other restaurant operating costs increased to 14.6% in 2019 from 14.5% in 2018.
General and Administrative Expense
General and administrative expense decreased by $2.6 million, or 5.7%, in 2019 compared to 2018, primarily due to a decrease in legal expenses of $4.0 million primarily due to the 2018 charge of $3.4 million for the final assessment related to data breach liabilities, partially offset by an increase in health insurance claims paid in 2019 and an increase in wages. As a percentage of revenue, general and administrative expense decreased to 9.4% in 2019 compared to 10.1% in 2018.
Depreciation and Amortization
Depreciation and amortization decreased by $0.8 million, or 3.4%, in 2019 compared to 2018, due primarily to restaurants impaired or closed. As a percentage of revenue, depreciation and amortization decreased to 4.8% in 2019 from 5.0% in 2018.
Pre-Opening Costs
Pre-opening costs increased by $0.4 million in 2019 compared to 2018 due to increased restaurants under construction compared to the prior year.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals increased by $0.6 million, or 8.5%, in 2019 compared to 2018. In 2019, we recognized $0.4 million of closure costs primarily related to five restaurants closed in 2019, most of which were at or approaching the expiration of their leases, compared to $4.1 million of closure costs recognized in 2018 primarily related to the closure of 19 restaurants in 2018. Both periods include ongoing costs of restaurants closed in previous years.
Additionally, in 2019 we recognized $2.6 million of impairment charges, as well as a $3.6 million write down of assets related to the sale of nine company-owned restaurants to a franchisee that was completed in January of 2020, compared to $1.5 million of impairment charges recognized in 2018. Both periods include ongoing equipment costs for restaurants previously impaired.
Each quarter we evaluate possible impairment of property and equipment at the restaurant level and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. There can be no assurance that such evaluations will not result in additional impairment costs in future periods.

Loss on Extinguishment of Debt
In May 2018, we entered into a credit facility with U.S. Bank National Association (the “2018 Credit Facility”) and repaid in full our outstanding indebtedness under the prior credit facility with Bank of America, N.A. (the “Prior Credit Facility”) using funds drawn on the 2018 Credit Facility. Upon repayment, the Prior Credit Facility and all related agreements were terminated. As a result, we wrote off the remaining unamortized balance of debt issuance costs related to the Prior Credit Facility and recognized a loss on extinguishment of debt in the amount of $0.6 million in 2018.
In November 2019, we entered into the first amendment to the 2018 Credit Facility, (the “Amendment” or “Amended Credit Facility”). As a result, we wrote off unamortized debt issuance costs related to the 2018 Credit Facility and recognized a loss on extinguishment of debt in the amount of $0.7 million in 2019.
Interest Expense
Interest expense decreased by $1.4 million, or 31.7% in 2019 compared to 2018. The decrease was the result of a decrease in the average interest rate on our credit facility and lower average debt balances during 2019 compared to 2018.
Provision (Benefit) from Income Taxes
The effective tax rate was 5.9% in 2019 compared to 2.9% in 2018. The effective tax rates in 2019 and 2018 are primarily related to changes in indefinite-lived intangibles. We will continue to maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Quarterly Financial Data
The following table presents select historical quarterly consolidated statements of operations data and other operations data for fiscal years 2019 and 2018. Each fiscal quarter contained 13 operating weeks.

	Quarter Ended
	December 31, 2019	October 1, 2019	July 2, 2019	April 2, 2019	January 1, 2019	October 2, 2018	July 3, 2018	April 3, 2018
	(in thousands, except restaurants, unaudited)
Revenue:
Restaurant revenue	$112,289	$116,759	$118,858	$108,765	$112,055	$115,552	$116,451	$109,613
Franchising royalties and fees, and other	1,582	1,545	1,332	1,281	1,138	1,175	944	913
Total revenue	$113,871	$118,304	$120,190	$110,046	$113,193	$116,727	$117,395	$110,526
Income (loss) from operations	$247	$5,044	$1,238	$(1,090)	$950	$2,132	$(4,162)	$(2,678)
Net (loss) income(1)(2)	$(1,183)	$4,243	$438	$(1,851)	$19	$1,050	$(5,935)	$(3,575)
Selected Operating Data:
Company-owned restaurants at end of period	389	391	395	395	394	401	404	411
Franchise-owned restaurants at end of period	68	67	62	64	65	65	65	65
Company-owned:
Average unit volumes	$1,163	$1,157	$1,148	$1,131	$1,119	$1,107	$1,092	$1,080
Comparable restaurant sales	1.4%	2.2%	4.8%	3.0%	3.7%	5.2%	5.0%	(0.3)%
Restaurant contribution margin	17.2%	17.1%	17.1%	12.6%	15.2%	16.4%	15.5%	12.9%
_____________

(1)
Fiscal year 2019 includes $0.4 million of closure costs primarily related to five restaurants closed in 2019, most of which were at or approaching the expiration of their leases and ongoing costs related to previously closed restaurants. Additionally, in 2019 we recognized $2.6 million of impairment charges and $3.6 million related to the write down of assets held for sale for nine restaurants subsequently sold to a franchisee.

(2)
Fiscal year 2018 includes costs related to seven restaurants closed in the fourth quarter of 2018, three restaurants closed in the third quarter of 2018, seven restaurants closed in the second quarter of 2018 and two restaurants that closed in the first quarter of 2018, most of which were at or approaching the expiration of their leases. The closure costs recognized were $0.6 million in the fourth quarter of 2018, $1.5 million in the third quarter of 2018, $1.5 million in the second quarter of 2018 and $0.6 million in the first quarter of 2018. Each period in 2018 presented above includes ongoing costs of restaurants closed in previous years. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals, for additional disclosure on closures. Lastly, the second quarter of 2018 includes a $3.4 million charge for the final assessment related to data breach liabilities.

A reconciliation of income (loss) from operations to restaurant contribution is presented below:

	Quarter Ended
	December 31, 2019	October 1, 2019	July 2, 2019	April 2, 2019	January 1, 2019	October 2, 2018	July 3, 2018	April 3, 2018
	(in thousands, unaudited)
Income (loss) from operations	$247	$5,044	$1,238	$(1,090)	$950	$2,132	$(4,162)	$(2,678)
Less: Franchising royalties and fees, and other	1,582	1,545	1,332	1,281	1,138	1,175	944	913
Add: General and administrative	11,022	10,436	11,848	10,140	10,612	10,399	14,813	10,268
Depreciation and amortization	5,460	5,458	5,661	5,507	5,465	5,790	5,797	5,820
Pre-opening	71	266	65	—	—	—	3	47
Restaurant impairments, closure costs and asset disposals	4,107	336	2,884	420	1,190	1,792	2,580	1,580
Restaurant contribution	$19,325	$19,995	$20,364	$13,696	$17,079	$18,938	$18,087	$14,124

Liquidity and Capital Resources
Overview
As of December 31, 2019, our available cash and cash equivalents balance was $10.5 million and $54.0 million was available for future borrowings under our Amended Credit Facility.
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
In the second quarter of 2018, we entered into the 2018 Credit Facility comprised of a $25.0 million term loan facility, a $65.0 million revolving credit line, which included a $15.0 million letter of credit sub-facility, and a $10.0 million swingline sub-facility. We used the net proceeds of this transaction to repay in full the outstanding indebtedness under our Prior Credit Facility.
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
In November of 2019, we amended our 2018 Credit Facility by entering into that certain First Amendment to Credit Agreement (the “Amendment” or “Amended Credit Facility”). Among other things, the Amendment: (i) extended the maturity date to November 20, 2024; (ii) increased the revolving credit facility from $65.0 million to $75.0 million; (iii) delayed step downs of the Company’s leverage covenant; and (iv) increased the limit on capital expenditures to $37.0 million in 2020 and to $45.0 million in 2021 and each fiscal year thereafter.
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
Cash Flow Analysis
Cash flows from operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	December 31, 2019	January 1, 2019	January 2, 2018
	(in thousands)
Net cash provided by operating activities	$30,060	$5,346	$4,102
Net cash used in investing activities	(18,439)	(13,838)	(20,828)
Net cash (used in) provided by financing activities	(5,817)	9,786	18,265
Effect of exchange rate changes on cash	—	—	(15)
Net increase in cash and cash equivalents	$5,804	$1,294	$1,524

Operating Activities
Net cash provided by operating activities in 2019 increased $24.7 million compared to 2018. The improvement in operating cash flows resulted from better operating results during 2019 compared to 2018, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, closure costs and asset disposals and stock-based compensation as well as changes in working capital mainly due to changes in accrued expenses and other liabilities from 2018. Fiscal 2018 included final payments for the data breach liabilities of $11.0 million.
Investing Activities
Net cash used in investing activities was primarily related to new restaurant capital expenditures for the opening of four, one and 12 company-owned restaurants in 2019, 2018 and 2017, respectively, as well as infrastructure improvements.
Financing Activities
Net cash used in financing activities was $5.8 million in 2019 largely related to repayments of long-term debt. During 2018, the primary sources and uses of cash from financing activities included net proceeds of $23.0 million from our public offering of our common stock, net of repayments of $12.1 million on long-term debt.
Capital Resources
Future Capital Expenditure Requirements. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants, as well as information technology expenses and other general corporate capital expenditures.
Our total capital expenditures for 2019 were $17.4 million, and we expect to incur capital expenditures of approximately $20.0 million to $30.0 million in 2020, related to our construction of new restaurants before any reductions for landlord reimbursements, reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by a combination of cash from operations and borrowings under our revolving credit facility.
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
Credit Facility
On May 9, 2018, we entered into the 2018 Credit Facility which consists of a term loan facility in an aggregate principal amount of $25.0 million and a revolving line of credit of $65.0 million, which included a letter of credit subfacility in the amount of $15.0 million and a swingline subfacility in the amount of $10.0 million. The 2018 Credit Facility had a four-year term with a maturity date of May 9, 2022.
Upon execution of the 2018 Credit Facility, we repaid in full our outstanding indebtedness under our Prior Credit Facility using funds drawn on our 2018 Credit Facility. Upon repayment, the Prior Credit Facility and all related agreements were terminated.
On November 20, 2019, we amended our 2018 Credit Facility by entering into the Amended Credit Facility. Among other things, the Amendment: (i) extended the maturity date to November 20, 2024; (ii) increased the revolving credit facility from $65.0 million to $75.0 million; (iii) delayed step downs of the Company’s leverage covenant; and (iv) increased the limit on capital expenditures to $37.0 million in 2020 and to $45.0 million in 2021 and each fiscal year thereafter.

As of December 31, 2019, we had $42.6 million of indebtedness (excluding $1.4 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the Amended Credit Facility. The term loan requires principal payments of $187,500 per quarter through the third quarter of 2021, $375,000 through the third quarter of 2022, $531,250 through the third quarter of 2023 and $625,000 per quarter thereafter through maturity.

The material terms of the Amended Credit Facility also include, among other things, the following financial covenants: (i) a maximum consolidated lease-adjusted leverage ratio covenant; (ii) a minimum consolidated fixed charge coverage ratio covenant; and (iii) a covenant limiting the total capital expenditures by us in any fiscal year. Borrowings under the Amended Credit Facility bear interest annually, at our option, at either (i) LIBOR plus a margin of 2.00% to 2.75% per annum, based upon the consolidated total lease-adjusted leverage ratio or (ii) the highest of the following base rates plus a margin of 1.00% to 1.75% per annum: (a) the federal funds rate plus 0.50%; (b) the U.S. Bank prime rate or (c) the one-month LIBOR plus 1.00%. The 2018 Credit Facility includes a commitment fee of 0.20% to 0.35% per annum, based upon the consolidated total lease-adjusted leverage ratio, on any unused portion of the revolving credit facility.

Availability of borrowings under the Amended Credit Facility is conditioned upon our compliance with the terms of the Amendment, including the financial covenants and other customary affirmative and negative covenants, such as limitations on additional borrowings, acquisitions, dividend payments and lease commitments, and customary representations and warranties. As of December 31, 2019, we were in compliance with all of our debt covenants.
We expect that we will meet all applicable financial covenants in our Amended Credit Facility, including the maximum consolidated total lease-adjusted leverage ratio, through at least the fiscal year ending December 31, 2020. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit facility. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
Our Amended Credit Facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.
Contractual Obligations
Our contractual obligations at December 31, 2019 were as follows:

		Payments Due by Period
	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Lease obligations (1)	$361,646	$43,782	$85,146	$79,996	$152,722
Purchase obligations (2)	60,725	42,065	9,698	8,962	—
Long-term debt (3)	42,618	750	2,594	39,274	—
Other liabilities (4)	423	379	22	22	—
Total contractual obligations	$465,412	$86,976	$97,460	$128,254	$152,722
_____________

(1)
We are obligated under non-cancelable leases for our restaurants, administrative offices and equipment. Some restaurant leases provide for contingent rental payments based on sales thresholds, which are excluded from this table. In addition to the lease obligations reflected in the table, we have legally binding minimum lease payments for leases signed but not yet commenced amounting to $11.0 million.

(2)	We enter into various purchase obligations in the ordinary course of business. Our binding purchase obligations relate to volume commitments for beverage and food products.

(3)
Reflects the minimum required quarterly principal payments and full payment of our long-term debt at maturity of our credit facility in November 2024. Interest payments associated with variable-rate long-term debt have not been included in the table. Assuming that the remaining unpaid balance on the term loan after minimum required quarterly payments and our $17.8 million outstanding revolving line of credit as of December 31, 2019 are repaid at maturity, and utilizing a weighted-average of interest rates in effect as of December 31, 2019, our annual interest payments (including commitment fees and letter of credit fees) on variable-rate long-term debt as of December 31, 2019 is anticipated to be approximately $2.0 million over the next five years through maturity. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of December 31, 2019 and do not reflect interest obligations on potential future debt. See “Liquidity and Capital Resources” for a discussion of the terms of the revolving credit facility.

(4)	Reflects the expected payments associated with our commitment under our non-qualified deferred compensation plan.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements or obligations as of December 31, 2019.

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
Impairment of Long-Lived Assets
We review long-lived assets, such as property and equipment, right of use assets and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, overall restaurant operating performance and projections for future performance. These estimates result in a wide range of variability on a year to year basis due to the nature of the criteria. Negative restaurant-level cash flow over the previous 12 periods is considered a potential impairment indicator. In such situations, we evaluate future undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding the future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment.
In performing our impairment testing, we forecast our future undiscounted cash flows by looking at recent restaurant level performance, restaurant level operating plans, sales trends and cost trends for cost of sales, labor and operating expenses. We believe that this combination of information gives us a fair benchmark to estimate future undiscounted cash flows. We compare this cash flow forecast, excluding occupancy rent expense, to the asset’s carrying value, excluding lease liability, at the restaurant. Based on this analysis, if the carrying amount of the assets is greater than the estimated future undiscounted cash flows, an impairment charge is recognized, measured as the amount by which the carrying amount exceeds the fair value of the asset.
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
Leases
We lease all restaurant facilities, office space and certain equipment. Pursuant to FASB Accounting Standards Codification (“ASC”) Topic 842, beginning on January 2, 2019, we record a net operating lease right-of-use (“ROU”) asset and operating lease liability on our Consolidated Balance Sheets for all operating leases with a contract term in excess of 12 months. Prior to the adoption of ASC Topic 842, these leases were treated as operating leases under ASC Topic 840 and therefore were not recorded on our Consolidated Balance Sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make future lease payments arising from the lease. Operating lease ROU assets and liabilities are recorded at commencement date based on the present value of lease payments over the lease term. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. As most of our leases do not provide an implicit rate, we use the incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We recognize lease expense for these short-term leases on a straight-line basis over the lease term.
Our leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce the right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term.

Rent expense for the period prior to the restaurant opening is reported as pre-opening expense in the Consolidated Statements of Operations.
Recently Issued Accounting Pronouncements
Refer to Note 1, Business and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements of this report.

ITEM 7A.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of December 31, 2019, there was $42.6 million in outstanding borrowings under our Amended Credit Facility. A plus or minus 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.4 million on an annualized basis.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that affected our results from 2015 through 2019. We expect wage inflation to continue to affect our results in the near future.

ITEM 8.	Financial Statements and Supplementary Data

Noodles & Company

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2019	January 1, 2019
Assets
Current assets:
Cash and cash equivalents	$10,459	$4,655
Accounts receivable	3,503	2,391
Inventories	9,871	9,646
Prepaid expenses and other assets	5,386	6,474
Income tax receivable	103	185
Total current assets	29,322	23,351
Property and equipment, net	128,867	138,774
Operating lease assets, net	209,717	—
Goodwill	7,154	6,400
Intangibles, net	883	1,291
Other assets, net	2,576	2,216
Total long-term assets	349,197	148,681
Total assets	$378,519	$172,032
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,351	$7,854
Accrued payroll and benefits	13,479	13,391
Accrued expenses and other current liabilities	11,679	11,183
Current operating lease liabilities	22,775	—
Current portion of long-term debt	750	719
Total current liabilities	58,034	33,147
Long-term debt, net	40,497	44,183
Long-term operating lease liabilities, net	225,014	—
Deferred rent	—	37,334
Deferred tax liabilities, net	200	133
Other long-term liabilities	4,203	4,554
Total liabilities	327,948	119,351
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of December 31, 2019 and January 1, 2019; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of December 31, 2019 and January 1, 2019; 46,557,934 issued and 44,134,063 outstanding as of December 31, 2019 and 46,353,309 issued and 43,929,438 outstanding as of January 1, 2019	466	464
Treasury stock, at cost, 2,423,871 shares as of December 31, 2019 and January 1, 2019, respectively	(35,000)	(35,000)
Additional paid-in capital	200,585	198,352
Accumulated deficit	(115,480)	(111,135)
Total stockholders’ equity	50,571	52,681
Total liabilities and stockholders’ equity	$378,519	$172,032
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year Ended
	December 31, 2019	January 1, 2019	January 2, 2018
Revenue:
Restaurant revenue	$456,671	$453,671	$451,599
Franchising royalties and fees, and other	5,740	4,170	4,893
Total revenue	462,411	457,841	456,492
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	117,179	121,102	121,473
Labor	150,565	149,746	150,161
Occupancy	48,863	49,020	51,877
Other restaurant operating costs	66,684	65,575	64,091
General and administrative	43,446	46,092	39,746
Depreciation and amortization	22,086	22,872	24,613
Pre-opening	402	50	935
Restaurant impairments, closure costs and asset disposals	7,747	7,142	37,446
Total costs and expenses	456,972	461,599	490,342
Income (loss) from operations	5,439	(3,758)	(33,850)
Loss on extinguishment of debt	746	626	—
Interest expense, net	2,942	4,305	3,839
Income (loss) before income taxes	1,751	(8,689)	(37,689)
Provision (benefit) for income taxes	104	(248)	(207)
Net income (loss)	1,647	(8,441)	(37,482)
Accretion of preferred stock to redemption value	—	—	(7,967)
Net income (loss) attributable to common stockholders	$1,647	$(8,441)	$(45,449)

Earnings (loss) per Class A and Class B common stock, combined
Basic	$0.04	$(0.20)	$(1.20)
Diluted	$0.04	$(0.20)	$(1.20)
Weighted average Class A and Class B common stock outstanding, combined
Basic	44,036,947	42,329,556	37,759,497
Diluted	44,976,436	42,329,556	37,759,497
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Fiscal Year Ended
	December 31, 2019	January 1, 2019	January 2, 2018
Net income (loss)	$1,647	$(8,441)	$(37,482)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(109)
Other comprehensive loss	—	—	(109)
Comprehensive income (loss)	$1,647	$(8,441)	$(37,591)
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock(1) (2)		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Temporary Equity

	Shares	Amount	Shares	Amount
Balance—January 3, 2017	30,300,925	$303	2,423,871	$(35,000)	$124,272	$(51)	$(63,706)	$25,818	$—
Issuance of preferred stock and warrants to L Catterton in connection with the private placement, net of transaction expenses	—	—	—	—	6,056	—	—	6,056	10,533
Issuance of common stock in connection with the Mill Road private placement, net of transaction expenses	8,873,240	89	—	—	29,021	—	—	29,110	—
Accretion of preferred stock	—	—	—	—	(7,967)	—	—	(7,967)	7,967
Conversion of preferred stock to L Catterton	4,252,873	43	—	—	18,457	—	—	18,500	(18,500)
Stock plan transactions and other	123,291	1	—	—	82	—	—	83	—
Stock-based compensation expense	—	—	—	—	1,692	—	—	1,692	—
Net loss	—	—	—	—	—	—	(37,482)	(37,482)	—
Other comprehensive income, net	—	—	—	—	—	51	—	51	—
Balance—January 2, 2018	43,550,329	436	2,423,871	(35,000)	171,613	—	(101,188)	35,861	—
Issuance of common stock in connection with a public offering, net of transaction expenses	2,500,000	25	—	—	22,967	—	—	22,992	—
Stock plan transactions and other	302,980	3	—	—	746	—	—	749	—
Stock-based compensation expense	—	—	—	—	3,026	—	—	3,026	—
Cumulative catch-up adjustment for ASC 606	—	—	—	—	—	—	(1,506)	(1,506)	—
Net loss	—	—	—	—	—	—	(8,441)	(8,441)	—
Balance—January 1, 2019	46,353,309	464	2,423,871	(35,000)	198,352	—	(111,135)	52,681	—
Stock plan transactions and other	204,625	2	—	—	(254)	—	—	(252)	—
Stock-based compensation expense	—	—	—	—	2,487	—	—	2,487	—
Cumulative catch-up adjustment for ASC 842	—	—	—	—	—	—	(5,992)	(5,992)	—
Net income	—	—	—	—	—	—	1,647	1,647	—
Balance—December 31, 2019	46,557,934	$466	2,423,871	$(35,000)	$200,585	$—	$(115,480)	$50,571	$—
_____________

(1)	Unless otherwise noted, activity relates to Class A common stock.

(2)
On May 24, 2018, 1,522,098 shares of Class B common stock were converted into the same number of the Company’s Class A common stock. As a result of the conversion, no shares of the Company’s Class B common stock are outstanding as of the fiscal year ended January 1, 2019.

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	December 31, 2019	January 1, 2019	January 2, 2018
Operating activities
Net income (loss)	$1,647	$(8,441)	$(37,482)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,086	22,872	24,613
Deferred income taxes, net	68	(283)	(228)
Restaurant impairments, closure costs and asset disposals	7,808	6,992	30,859
Loss on extinguishment of debt	746	626	—
Amortization of debt issuance costs	474	607	465
Stock-based compensation	2,443	2,979	1,514
Loss on liquidation of Canadian subsidiary	—	—	70
Gain on insurance proceeds received for property damage	(489)	(370)	—
Changes in operating assets and liabilities:
Accounts receivable	(630)	91	2,976
Inventories	(625)	(541)	(387)
Prepaid expenses and other assets	(690)	185	332
Accounts payable	406	(1,580)	(1,302)
Deferred rent	—	(1,396)	1,597
Operating lease assets and liabilities	(2,202)	—	—
Income taxes	82	(109)	180
Accrued expenses and other liabilities	(1,064)	(16,286)	(19,105)
Net cash provided by operating activities	30,060	5,346	4,102
Investing activities
Purchases of property and equipment	(17,404)	(14,338)	(20,828)
Franchise restaurant acquisition, net of cash acquired	(1,387)	—	—
Proceeds from disposal of property and equipment	352	—	—
Insurance proceeds received for property damage	—	500	—
Net cash used in investing activities	(18,439)	(13,838)	(20,828)
Financing activities
Net repayments from swing line loan	—	(101)	(96)
Proceeds from borrowings on long-term debt	1,917	74,889	10,532
Payments on long-term debt	(5,875)	(87,030)	(37,015)
Debt issuance costs	(917)	(1,713)	(938)
Payment of finance leases	(690)	—	—
Issuance of preferred stock and common stock warrants, net of transaction expenses	—	—	16,589
Issuance of common stock, net of transaction expenses (see Note 8)	—	22,992	29,110
Stock plan transactions and tax withholding on share-based compensation awards	(252)	749	83
Net cash (used in) provided by financing activities	(5,817)	9,786	18,265
Effect of exchange rate changes on cash	—	—	(15)
Net increase in cash and cash equivalents	5,804	1,294	1,524
Cash and cash equivalents
Beginning of year	4,655	3,361	1,837
End of year	$10,459	$4,655	$3,361
See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies
Business
Noodles & Company (the “Company” or “Noodles & Company”), a Delaware corporation, develops and operates fast-casual restaurants that serve globally-inspired noodle and pasta dishes, soups, salads and appetizers. As of December 31, 2019, the Company had 389 company-owned restaurants and 68 franchise restaurants in 29 states and the District of Columbia. The Company operates its business as one operating and reportable segment.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2019, 2018 and 2017, which ended on December 31, 2019, January 1, 2019, and January 2, 2018, respectively, each contained 52 weeks.
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
Cash and Cash Equivalents
The Company considers all highly liquid investment instruments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from credit card processors as of December 31, 2019 and January 1, 2019, which are included in cash and cash equivalents, were $1.0 million and $1.6 million, respectively. Additionally, the Company records “book overdrafts” when outstanding checks at year end are in excess of cash and cash equivalents. Such book overdrafts are recorded within accounts payable in the accompanying Consolidated Balance Sheets and within operating activities in the accompanying Consolidated Statements of Cash Flows.
Accounts Receivable
Accounts receivable consists primarily of franchise receivables and vendor rebates, as well insurance receivables and other miscellaneous receivables arising from the normal course of business. The Company believes all amounts to be collectible and does not have a history of losses. Accordingly, no allowance for doubtful accounts has been recorded as of December 31, 2019 or January 1, 2019.
Inventories
Inventories consist of food, beverages, supplies and smallwares, and are stated at the lower of cost (first-in, first-out method) or net realizable value. Smallwares inventory, which consist of the plates, silverware and cooking utensils used in the restaurants, are frequently replaced and are therefore considered current assets. Replacement costs of smallwares inventory are recorded as other restaurant operating costs in the Consolidated Statements of Operations and are expensed as incurred. As of December 31, 2019 and January 1, 2019, smallwares inventory of $6.6 million and $6.5 million, respectively, was included in the accompanying Consolidated Balance Sheets.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Expenditures for major renewals and improvements are capitalized, while expenditures for minor replacements and maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term, which generally includes option periods that are reasonably assured to be exercised. Depreciation and amortization expense on property and equipment, including assets recorded as finance leases, was $22.0 million, $22.7 million and $24.5 million in 2019, 2018 and 2017, respectively.
The estimated useful lives for property and equipment are:

Property and Equipment	Estimated Useful Lives
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture and fixtures	3 to 15 years
Equipment	3 to 7 years

The Company capitalizes internal payroll and payroll-related costs directly related to the successful acquisition, development, design and construction of its new restaurants. Capitalized internal costs were $0.4 million, $0.2 million and $0.9 million in 2019, 2018 and 2017, respectively. Interest incurred on funds used to construct company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $0.3 million, $0.1 million and $0.2 million in 2019, 2018 and 2017, respectively.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill is not subject to amortization, but instead is tested for impairment at least annually (or more often, if necessary) as of the first day of the Company’s fourth fiscal quarter.
Goodwill is evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit. In 2019 and 2018, the Company performed a qualitative impairment assessment. Under this approach, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If after performing the qualitative assessment, the Company determines there is less than a 50 percent chance that the fair value of its reporting unit is less than its carrying amount, then performing the two-step test is unnecessary. Based on the qualitative assessment performed, management did not believe that it is more likely than not that the Company’s goodwill has been impaired.
In 2017, the Company performed the two-step quantitative analysis. Under the two-step approach, step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. Fair value is measured using a combination of the income approach and the market approach. The income approach consists of utilizing the discounted cash flow method that incorporates the Company’s estimates of future revenues and costs, discounted using a risk-adjusted discount rate.
Based on the Company’s analysis, no impairment charges were recognized on goodwill in 2019, 2018 or 2017.
Intangibles, net
Intangibles, net consists primarily of reacquired franchise rights, trademarks and transferable liquor licenses. The Company amortizes the fair value of reacquired franchise rights over the remaining contractual terms of the reacquired franchise area development agreements at the time of acquisition, which ranged from approximately six years to 13 years as of December 31, 2019. Trademark rights are considered indefinite-lived intangible assets, the carrying value of which are analyzed for impairment at least annually (or more often, if necessary). Transferable liquor licenses are carried at the lower of cost or fair value and are evaluated annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Estimates of future cash flows are based on the Company’s experience and knowledge of local operations. During 2019, 2018 and 2017, the Company recorded impairment charges of certain long-lived assets which are included in restaurant impairments, closure costs and asset disposals in the Consolidated Statements of Operations. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals. Fair value of the restaurant assets was determined using Level 3 inputs (as described in Note 5, Fair Value Measurements).
Debt Issuance Costs
Certain fees and costs incurred to obtain long-term financing are capitalized and included as a reduction in the net carrying value of long-term debt, net of accumulated amortization. These costs are amortized to interest expense over the term of the related debt. When debt is extinguished prior to its maturity date, the amortization of the remaining unamortized debt issuance costs, or pro-rata portion thereof, is charged to loss on extinguishment of debt. Debt issuance costs of $1.4 million and $1.7 million, net of accumulated amortization, as of December 31, 2019 and January 1, 2019, respectively, are included as a reduction of long-term debt in the Consolidated Balance Sheets.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash balances may exceed federally insured limits. Credit card transactions at the Company’s restaurants are processed by one service provider. Concentration of credit risk related to accounts receivable are limited, as the Company’s receivables are primarily amounts due from franchisees and the Company directly pulls the amounts owed from the franchisees bank accounts.
Revenue Recognition
Revenue consists of sales from restaurant operations and franchise royalties and fees. Revenue from the operation of company-owned restaurants are recognized when sales occur. The Company reports revenue net of sales and use taxes collected from customers and remitted to governmental taxing authorities.
Gift Cards
The Company sells gift cards which do not have an expiration date, and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company has determined that approximately 9% of gift cards will not be redeemed, which is recognized ratably over the estimated redemption period of the gift card, approximately 24 months.
Loyalty Program
Beginning in 2019, Customers who register on the Noodles App are automatically enrolled in the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Franchise Royalties
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
As of December 31, 2019, January 1, 2019 and January 2, 2018, there were 68, 65 and 66 franchise restaurants in operation, respectively. Franchisees opened one restaurant and acquired five company-owned locations in 2019 and opened three restaurants in 2017. There were no franchise restaurants opened in 2018.
Pre-Opening Costs
Pre-opening costs, including rent, wages, benefits and travel for the training and opening teams, food, beverage and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred and were $6.1 million, $6.0 million and $5.7 million in 2019, 2018 and 2017, respectively. These costs are included in restaurant operating costs, general and administrative expenses and pre-opening costs based on the nature of the advertising and marketing costs incurred.
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

average exchange rates prevailing throughout the period. Translation adjustments from currency exchange were recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Gains or losses from foreign currency transactions were recognized in the Consolidated Statements of Operations.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 was issued as a means to reduce the complexity of accounting for income taxes for those entities that fall within the scope of the accounting standard.  The guidance is to be applied using a prospective method, excluding amendments related to franchise taxes, which should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We are currently evaluating the impacts of adoption of the new guidance to our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, followed by other related ASUs that provided targeted improvements (collectively “ASU 2016-13”). ASU 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The guidance is to be applied using a modified retrospective method and is effective for fiscal years beginning after December 15, 2022 for smaller reporting companies, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2020. The adoption of ASU 2016-13 is not expected to result in a material impact to the Company’s consolidated financial statements or disclosures.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.
The Company adopted Topic 606 at the beginning of the first quarter of 2018 using the modified retrospective method. The comparative information for fiscal 2017 has not been restated and continues to be reported under the accounting standards then in effect for those periods. The adoption of these standards did not have a material impact on the Company’s Consolidated Statements of Operations in 2018. The primary impact of adoption was the enhancement of the Company’s disclosures related to contracts with customers and revenue recognized from those performance obligations, which includes revenue related to initial fees charged to franchisees and revenue recognized related to gift cards. See Note 16, Revenue Recognition.
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The adoption of the standard did not have a material impact on the Company’s Consolidated Statements of Operations in 2019. The adoption also included the enhancement of the Company’s disclosures related to leases. See disclosure in Note 12, Leases.

The impact on the Consolidated Balance Sheet on the date of adoption was as follows:

	January 1, 2019	Adjustments Due to the Adoption of Topic 842	January 2, 2019
Assets
Current assets:
Cash and cash equivalents	$4,655	$—	$4,655
Accounts receivable	2,391	225	2,616
Inventories	9,646	—	9,646
Prepaid expenses and other assets	6,474	(3,243)	3,231
Income tax receivable	185	—	185
Total current assets	23,351	(3,018)	20,333
Property and equipment, net	138,774	844	139,618
Operating lease assets, net	—	219,883	219,883
Goodwill	6,400	—	6,400
Intangibles, net	1,291	(67)	1,224
Other assets, net	2,216	—	2,216
Total long-term assets	148,681	220,660	369,341
Total assets	$172,032	$217,642	$389,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,854	$—	$7,854
Accrued payroll and benefits	13,391	—	13,391
Accrued expenses and other current liabilities	11,183	(553)	10,630
Current operating lease liabilities	—	—	—
Current portion of long-term debt	719	—	719
Total current liabilities	33,147	(553)	32,594
Long-term debt, net	44,183	—	44,183
Long-term operating lease liabilities, net	—	260,931	260,931
Deferred rent	37,334	(37,186)	148
Deferred tax liabilities, net	133	—	133
Other long-term liabilities	4,554	442	4,996
Total liabilities	119,351	223,634	342,985

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of January 1, 2019; no shares issued or outstanding	—	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of January 1, 2019; 46,353,309 issued and 43,929,438 outstanding as of January 1, 2019	464	—	464
Treasury stock, at cost, 2,423,871 shares as of January 1, 2019	(35,000)	—	(35,000)
Additional paid-in capital	198,352	—	198,352
Accumulated deficit	(111,135)	(5,992)	(117,127)
Total stockholders’ equity	52,681	(5,992)	46,689
Total liabilities and stockholders’ equity	$172,032	$217,642	$389,674

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Supplemental Financial Information
Accounts receivable consist of the following (in thousands):

	2019	2018
Tenant improvement receivables	$—	$82
Insurance receivable	744	69
Vendor rebate receivables	788	639
Franchise and other receivables	1,971	1,601
	$3,503	$2,391

In connection with the adoption of Topic 842, tenant improvement receivables are presented as a reduction to the lease liability as of December 31, 2019.

Prepaid expenses and other assets consist of the following (in thousands):

	2019	2018
Prepaid occupancy related costs	$834	$4,053
Other prepaid expenses	2,799	2,416
Other current assets	1,753	5
	$5,386	$6,474

Property and equipment, net, consist of the following (in thousands):

	2019	2018
Leasehold improvements	$200,580	$197,571
Furniture, fixtures and equipment	122,752	121,479
Construction in progress	2,890	3,620
	326,222	322,670
Accumulated depreciation and amortization	(197,355)	(183,896)
	$128,867	$138,774

Assets and Liabilities Held for Sale
In December 2019, the Company entered into a definitive agreement to sell nine restaurants to a franchisee (“RCRG Sale”). In January 2020, the Company closed the RCRG Sale. The assets and liabilities associated with the RCRG Sale have been recorded in “Prepaid expenses and other assets” and “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets as of December 31, 2019. In addition, the Company recorded a $3.6 million write down of assets related to this transaction during the year ended December 31, 2019, included in "Restaurant impairments, closure costs and asset disposals" on the Consolidated Statements of Operations. The following table presents the carrying amounts of the major classes of assets and liabilities classified as held for sale (in thousands):

2019
Assets
Current assets, total	$339
Current operating lease assets	1,408
Current assets held for sale	1,747
Liabilities
Current operating lease liabilities	1,710
Net assets held for sale	$37

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued payroll and benefits consist of the following (in thousands):

	2019	2018
Accrued payroll and related liabilities	$6,364	$6,333
Accrued bonus	3,505	4,250
Insurance liabilities	3,610	2,808
	$13,479	$13,391
Accrued expenses and other current liabilities consist of the following (in thousands):

	2019	2018
Gift card liability	$2,398	$3,284
Occupancy related	1,458	2,600
Utilities	1,379	1,582
Deferred revenue	555	—
Current portion of finance lease liability	510	264
Other current liabilities	5,379	3,453
	$11,679	$11,183

3. Goodwill and Intangible Assets
The following table presents goodwill as of December 31, 2019 and January 1, 2019, (in thousands):

	2019	2018
Balance at beginning of year	$6,400	$6,400
Acquisition(1)	754	—
Balance at end of year	$7,154	$6,400

____________________
(1)     During the first quarter of 2019, we acquired one franchise restaurant.

The Company had no goodwill impairment charges in 2019, 2018 or 2017.

The following table presents intangible assets subject to amortization as of December 31, 2019 and January 1, 2019, (in thousands):

	2019	2018
Amortized intangible assets:
Reacquired franchise rights	$992	$1,125
Favorable leases	—	150
	992	1,275
Accumulated Amortization	(388)	(436)
	604	839
Non-amortized intangible assets:
Trademark rights and transferable liquor licenses	279	452
	$883	$1,291

Upon adoption of the new lease guidance on January 2, 2019, the net book value of favorable lease intangible assets amounting to $0.1 million was reclassified to the right-of-use asset.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated aggregate future amortization expense as of December 31, 2019 is as follows, (in thousands):

2020	$70
2021	70
2022	72
2023	70
2024	70
Thereafter	252
$604

No impairment charges were recorded related to non-amortized intangible assets in 2019, 2018 or 2017.

4. Long-Term Debt
2018 Credit Facility
On May 9, 2018, the Company entered into a credit facility with U.S. Bank National Association (the “2018 Credit Facility”). The 2018 Credit Facility consisted of a term loan facility in an aggregate principal amount of $25.0 million and a revolving line of credit of $65.0 million, which included a letter of credit subfacility in the amount of $15.0 million and a swingline subfacility in the amount of $10.0 million. The 2018 Credit Facility had a four-year term with a maturity date of May 9, 2022.
Amended Credit Facility
On November 20, 2019, the Company amended its 2018 Credit Facility by entering into the First Amendment to the Credit Facility (the “Amendment” or “Amended Credit Facility”). Among other things, the Amendment: (i) extended the maturity date to November 20, 2024; (ii) increased the revolving credit facility from $65.0 million to $75.0 million; (iii) delayed step downs of the Company’s leverage covenant; and (iv) increased the limit on capital expenditures to $37.0 million in 2020 and to $45.0 million in 2021 and each fiscal year thereafter. We wrote off unamortized debt issuance costs related to the 2018 Credit Facility and recognized a loss on extinguishment of debt in the amount of $0.7 million in 2019.
Borrowings under the Amended Credit Facility, including the term loan facility, bear interest annually, at the Company’s option, at either (i) LIBOR plus a margin of 2.00% to 2.75% per annum, based upon the consolidated total lease-adjusted leverage ratio or (ii) the highest of the following base rates plus a margin of 1.00% to 1.75% per annum: (a) the federal funds rate plus 0.50%; (b) the U.S. Bank prime rate or (c) the one-month LIBOR plus 1.00%. The Amendment includes a commitment fee of 0.20% to 0.35% per annum, based upon the consolidated total lease-adjusted leverage ratio, on any unused portion of the revolving credit facility.
As of December 31, 2019, the Company had $42.6 million of indebtedness (excluding $1.4 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the Amended Credit Facility. The term loan requires principal payments of $187,500 per quarter through the third quarter of 2021, $375,000 through the third quarter of 2022, $531,250 through the third quarter of 2023 and $625,000 per quarter thereafter through maturity.
Aggregate maturities for debt outstanding as of December 31, 2019 are as follows (in thousands):

Year 1	$750
Year 2	938
Year 3	1,656
Year 4	2,219
Year 5	37,055
Total	$42,618

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. As of December 31, 2019, the Company was in compliance with all of its debt covenants.
The Amended Credit Facility is secured by a pledge of stock of substantially all of the Company’s subsidiaries and a lien on substantially all of the personal property assets of the Company and its subsidiaries.
The Company’s indebtedness bore interest at a range of 4.24% to 7.25% during 2019. The Company recorded interest expense of $2.9 million, $4.3 million and $3.8 million for 2019, 2018 and 2017, respectively, of which $0.5 million, $0.6 million, and $0.5 million was amortization of debt issuance costs in each of the respective years.
Prior Credit Facility
Upon execution of the 2018 Credit Facility, the Company repaid in full its outstanding indebtedness with Bank of America, N.A. (the “Prior Credit Facility”) using funds drawn on the 2018 Credit Facility. Upon repayment, the Prior Credit Facility and all related agreements were terminated. A loss on extinguishment of debt in the amount of $0.6 million was recorded in 2018 in connection with this repayment.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis include items such as property and equipment, operating lease assets, goodwill and other intangible assets. These assets are measured at fair value if determined to be impaired or when acquired. Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of December 31, 2019 and January 1, 2019, are discussed in Note 6, Restaurant Impairments, Closure Costs and Asset Disposals. Assets held for sale are measured at fair value on a non-recurring basis using Level 3 inputs.
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
6. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals for fiscal years 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Restaurant impairments(1)	$6,218	$1,453	$16,154
Closure costs(1)	(54)	4,149	20,052
Loss on disposal of assets and other	1,583	1,540	1,240
	$7,747	$7,142	$37,446
_____________________

(1)	Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restaurant Impairments
During 2019, 2018 and 2017, two restaurants, one restaurant and 34 restaurants were identified as impaired, respectively. In 2019, the Company recorded a $3.6 million write down of assets in connection with the sale of nine company-owned restaurants to a franchisee that closed in January of 2020. Impairment is based on management’s current assessment of the expected future cash flows of various restaurants based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and was determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value.
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
Restaurant Closures
Closure costs during 2019 include costs related to five restaurants closed in 2019 as well as ongoing costs of previously closed restaurants and adjustments to the liabilities to landlords as lease terminations occur. In 2018 and 2017, the Company recognized $4.1 million and $20.1 million of closure costs, respectively. The closure costs recognized during 2018 are primarily related to the 19 restaurants closed throughout 2018, most of which were approaching the expiration of their leases, as well as ongoing costs from restaurants closed in previous years. The closure costs recognized during 2017 are primarily related to the 55 restaurants closed during the first quarter of 2017 and ongoing costs of restaurants closed in previous years. Closure costs can include fees from real estate advisors and brokers related to terminations of the leases and charges resulting from final adjustments to liabilities as lease terminations occur.
7. Income Taxes
The following table presents the domestic and foreign components of income (loss) before income taxes for 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Domestic income (loss)	$1,751	$(8,689)	$(42,047)
Foreign income	—	—	4,358
	$1,751	$(8,689)	$(37,689)

The components of the provision (benefit) for income taxes are as follows for 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Current tax provision:
Federal	$—	$—	$—
State	36	35	21
Foreign	—	—	—
	36	35	21
Deferred tax provision (benefit):
Federal	52	(202)	(252)
State	16	(81)	24
Foreign	—	—	—
	68	(283)	(228)
Total provision (benefit) for income taxes	$104	$(248)	$(207)

The reconciliation of income tax provision (benefit) that would result from applying the federal statutory rate to pre-tax income as shown in the accompanying Consolidated Statements of Operations is as follows for 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Federal income tax provision (benefit) at federal rate	$368	$(1,825)	$(12,814)
State income tax provision (benefit), net of federal tax	168	(623)	(1,790)
Other permanent differences	327	70	674
Foreign rate differential	—	—	(463)
Tax credits	(408)	(602)	(808)
Change in valuation allowance	(913)	2,600	(159)
Tax rate change	23	(248)	13,632
Deferred tax asset write-off	566	212	2,618
Other items, net	(27)	168	(1,097)
Provision (benefit) for income taxes	$104	$(248)	$(207)
Effective income tax rate	5.9%	2.9%	0.5%

The Company’s total deferred tax assets and liabilities are as follows (in thousands):

	2019	2018
Deferred tax assets	$104,931	$50,851
Deferred tax liabilities	(65,715)	(12,212)
Total deferred tax assets	39,216	38,639
Valuation allowance	(39,416)	(38,772)
Net deferred tax liabilities	$(200)	$(133)
Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following (in thousands):

	2019	2018
Deferred tax assets (liabilities):
Loss carry forwards	$30,255	$32,896
Deferred rent and franchise revenue	909	10,433
Property, equipment and intangible assets	(8,242)	(10,472)
Stock-based compensation	1,376	1,242
Tax credit carry forwards	3,936	3,528
Interest expense	—	998
Inventory smallwares	(1,748)	(1,740)
Other accrued expenses	533	959
Operating lease assets	(55,725)	—
Operating lease liabilities	67,166	—
Other	756	795
Total net deferred tax assets	39,216	38,639
Valuation allowance	(39,416)	(38,772)
Net deferred tax liabilities	$(200)	$(133)

For the year ended December 31, 2019, the Company determined that it was appropriate to maintain a valuation allowance of $39.4 million against U.S. deferred tax assets due to uncertainty regarding the realizability of future tax benefits. The valuation allowance is recorded against net deferred tax assets, exclusive of indefinite-lived intangibles. During 2018, the Company generated indefinite- lived net operating loss (“NOL”) carry forwards. The Company will maintain the remaining valuation allowance until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit to the effective tax rate.
As of December 31, 2019 and January 1, 2019, NOL carry forwards for federal income tax purposes of approximately $115.5 million and $124.5 million, respectively, were available to offset future taxable income. Of these amounts, $97.9 million is available to offset future taxable income through 2037. A federal NOL of $17.7 million created during the year ending January 1, 2019 can be carried forward indefinitely, but can only offset 80% of future taxable income. The Internal Revenue Code Section 382 generally limits the utilization of NOLs when there is an ownership change. The Company completed an analysis under Section 382 through December 31, 2019 and determined that there isn’t a current year limitation on utilization of tax attributes. Prior to the utilization of NOLs in the future, the Company will determine whether there are any limitations under Section 382. If such a limitation exists, it is possible that a portion of the NOLs may not be available for use before expiration.
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no uncertain tax positions for the years ended December 31, 2019 or January 1, 2019. For federal and state income tax purposes, the Company’s 2015 through 2018 tax years remain open for examination by the authorities under the normal three year statute of limitations. Should the Company utilize any of its U.S. or state NOLs, the tax year to which the original loss relates will remain open to examination.
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
9. Stock-Based Compensation
The Company’s Stock Incentive Plan (the “Plan”), as amended and restated in May of 2013, authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”) and incentive bonuses to employees, officers, non-employee directors and other service providers. The Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”) or another committee designated by the Board, or in the absence of any such committee, the Board itself (the “administrator”). Stock options are granted at a price determined by the administrator at an exercise price that is not less than the fair market value of the underlying stock on the date of grant. The administrator may also grant SARs and RSUs with terms determined by the administrator in accordance with the Plan. All share-based awards (except for RSUs) granted under the Plan have a life of ten years. Most awards vest ratably over four years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company) under the Plan. At December 31, 2019, approximately 3.5 million share-based awards were available to be granted under the Plan.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation expense is generally recognized on a straight-line basis over the service period of the awards. In 2019, 2018 and 2017, non-cash stock-based compensation expense of $2.4 million, $3.0 million and $1.7 million, respectively, was included in general and administrative expense.
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
The weighted-average assumptions used in the model were as follows:

	2019	2018	2017
Risk-free interest rate	1.8%	2.7%	2.0%
Expected term (average in years)	6.2	6.2	6.1
Expected dividend yield	—	—	—
Expected volatility	55.7%	51.0%	39.6%
Weighted-average Black-Scholes fair value per share at date of grant	$4.16	$5.11	$1.74

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has estimated forfeiture rates that range from 16% to 18% based upon the class of employees receiving stock-based compensation in its calculation of stock-based compensation expense for the year ended December 31, 2019. These estimates are based on historical forfeiture behavior exhibited by employees of the Company.
A summary of aggregate option award activity under the Plan as of December 31, 2019, and changes during the fiscal year then ended is presented below:

	Awards	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (in thousands)
Outstanding—January 1, 2019	1,174,256	$11.78
Granted	222,067	7.68
Forfeited or expired	(182,252)	7.51
Exercised	(2,000)	4.58
Outstanding—December 31, 2019	1,212,071	$11.67	5.88	$152
Vested and expected to vest	1,170,681	$11.80	5.77	$150
Exercisable as of December 31, 2019	829,273	$13.45	4.53	$73
_____________

(1)	Aggregate intrinsic value represents the amount by which fair value of the Company’s stock exceeds the exercise price of the option as of December 31, 2019.
The weighted-average grant-date fair value of options granted during the years ended December 31, 2019, January 1, 2019 and January 2, 2018 was $4.16, $5.11 and $1.74, respectively. The intrinsic value associated with options exercised was zero, $0.4 million and zero for the fiscal years ended December 31, 2019, January 1, 2019 and January 2, 2018, respectively. The Company had 203,254, 204,399 and 177,491 options that vested during the years ended December 31, 2019, January 1, 2019 and January 2, 2018, respectively. These awards had a total estimated fair value of $1.4 million, $1.9 million and $0.8 million at the date of vesting for the years ended December 31, 2019, January 1, 2019 and January 2, 2018, respectively.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of the Company’s non-vested restricted share units as of December 31, 2019 and changes during the year then ended is presented below:

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Awards	Weighted- Average Grant Date Fair Value
Outstanding—January 1, 2019	908,082	$7.48
Granted	396,552	7.65
Vested	(231,161)	7.37
Forfeited	(330,892)	7.48
Non-vested at December 31, 2019	742,581	$7.60

The Company had 231,161 restricted stock units that vested during the year ended December 31, 2019. These units had a total estimated fair value of $1.1 million at the date of vesting for the year ended December 31, 2019.
As of December 31, 2019, there was $5.6 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over 2.7 years.
10. Earnings (Loss) Per Share
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
The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	2019	2018	2017
Net income (loss) attributable to common stockholders	$1,647	$(8,441)	$(45,449)
Shares:
Basic weighted average shares outstanding	44,036,947	42,329,556	37,759,497
Effect of dilutive securities	939,489	—	—
Diluted weighted average number of shares outstanding	44,976,436	42,329,556	37,759,497
Earnings (loss) per share:
Basic earnings (loss) per share	$0.04	$(0.20)	$(1.20)
Diluted earnings (loss) per share	$0.04	$(0.20)	$(1.20)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings per share when the effect would be anti-dilutive. Shares issuable on the vesting or exercise of share based awards or exercise of outstanding warrants, and the shares underlying the 18,500 shares of convertible preferred stock outstanding in the first quarter of 2017, were excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 1,513,552, 2,829,630 and 4,154,778 for 2019, 2018 and 2017, respectively.

11. Employee Benefit Plans
Defined Contribution Plan
In October 2003, the Company adopted a defined contribution plan, The Noodles & Company 401(k) Plan (the “401(k) Plan”). Company employees aged 21 or older, are eligible to participate in the 401(k) Plan beginning on the first day of the calendar month following 30 days of employment. Under the provisions of the 401(k) Plan, the Company may, at its discretion, make contributions to the 401(k) Plan. Participants are 100% vested in their own contributions. In 2019, the board of directors authorized matching contributions equal to 25% of the first 4% of compensation that is deferred by the participant. The Company recognized matching contribution expense of $0.4 million in 2019. No contributions were made during 2018 and 2017.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Compensation Plan
The Company’s deferred compensation plan, under which compensation deferrals began in 2013, is a non-qualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. To offset its obligation, the Company purchases Company-owned whole-life insurance contracts on certain employees. As of December 31, 2019 and January 1, 2019, $2.0 million and $1.8 million, respectively, were included in other assets, net, which represents the cash surrender value of the associated life insurance policies, and $0.6 million and $1.0 million, respectively, were included in accrued expenses and other current liabilities and other long-term liabilities, which represents the carrying value of the liability for deferred compensation.
Employee Stock Purchase Plan
In 2013, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) under which eligible team members may voluntarily contribute up to 15% of their salaries, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all non-highly compensated employees who have been employed by the Company for at least 30 days prior to the offering period and who are regularly scheduled to work more than 20 hours per week and for more than five months in any calendar year, are eligible to participate in the ESPP which operates in-line with the Company’s fiscal quarters. A total of 750,000 shares of common stock are available for issuance under the ESPP. The Company has issued a total of 174,463 shares under this plan, of which 33,912 shares were issued during 2019. A total of 575,537 shares remain available for future issuance. For 2019, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 1.89% risk-free interest rate; 0.25 year expected life; expected volatility of 46.5%; and a zero percent dividend yield. The weighted average fair value per share at grant date was $1.16. In 2019, the Company recognized $41,000 of compensation expense related to the ESPP.
12. Leases
The Company leases restaurant facilities, office space and certain equipment that expire on various dates through April 2035. Lease terms for restaurants in traditional shopping centers generally include a base term of 10 years, with options to extend these leases for additional periods of five to 15 years.
The Company’s leases typically contain rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce the right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term. Total rent expense for operating leases for 2019, 2018 and 2017 was approximately $40.8 million, $41.7 million and $43.9 million, respectively.
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

Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		December 31, 2019
Assets
Operating	Operating lease assets, net	$209,717
Finance	Finance lease assets, net (1)	771
Total leased assets		$210,488
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$22,775
Finance	Current finance lease liabilities (2)	510
Long-term lease liabilities
Operating	Long-term operating lease liabilities	225,014
Finance	Long-term finance lease liabilities (2)	281
Total lease liabilities		$248,580
_____________________

(1)	The finance lease assets are included in property and equipment, net in the Consolidated Balance Sheets.

(2)
The current portion of the finance lease liabilities is included in accrued expenses and other current liabilities, and the long-term portion is included in other long-term liabilities in the Consolidated Balance Sheets.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease costs are as follows (in thousands):

		Year Ended
Classification		December 31, 2019
Operating lease cost	Occupancy, other restaurant operating costs, and general and administrative expenses	$40,753
Finance lease cost
Amortization of lease assets	Depreciation and amortization	661
Interest on lease liabilities	Interest expense, net	73
		41,487
Sublease income	Franchising royalties and fees, and other	(651)
Total lease cost, net		$40,836

Future minimum lease payments required under existing leases as of December 31, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2020	$43,236	$546	$43,782
2021	42,530	225	42,755
2022	42,340	51	42,391
2023	40,988	14	41,002
2024	38,986	8	38,994
Thereafter	152,721	1	152,722
Total lease payments	360,801	845	361,646
Less: Imputed interest	113,012	54	113,066
Present value of lease liabilities	$247,789	$791	$248,580

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, maturities of lease liabilities were as follows as of January 1, 2019 (in thousands):

2019	$42,652
2020	39,626
2021	35,609
2022	30,611
2023	24,440
Thereafter	54,414
$227,352

Operating lease payments include $158.8 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $11.0 million of legally binding minimum lease payments for leases signed but not yet commenced.

Lease term and discount rate as of December 31, 2019 are as follows:

Weighted average remaining lease term (years):
Operating	10.0
Finance	2.9
Weighted average discount rate:
Operating	8.6%
Finance	7.2%

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental disclosures of cash flow information related to leases for the year ended December 31, 2019 are as follows (in thousands):

Cash paid for lease liabilities:
Operating leases	$43,203
Finance leases	763
$43,966
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$11,211
Finance leases	253
$11,464

13. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Consolidated Statements of Cash Flows for 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Interest paid (net of amounts capitalized)	$2,800	$3,800	$3,482
Income taxes (refunded) paid	(98)	42	(158)
Changes in purchases of property and equipment accrued in accounts payable, net	1,149	(1,339)	(842)
Conversion of Series A convertible preferred stock to common stock	—	—	18,500

14. Commitments and Contingencies
Data Security Incident
On June 28, 2016, the Company announced that a data security incident compromised the security of the payment information of some customers who used debit or credit cards at certain Noodles & Company locations between January 31, 2016 and June 2, 2016. In 2017, the Company made payments to two payment card companies of $4.0 million for data breach liabilities. In 2018, the Company received the final assessment of $11.0 million from the third of the three payment card companies to which it expected to owe data breach liabilities, recorded a charge of $3.4 million to increase its accrual to cover this final assessment amount, and paid the assessment. There are no further obligations for data breach liabilities outstanding.
Other Matters
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2019. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.
15. Related Party Transactions
Stockholders Agreement
In connection with its initial public offering, the Company entered into a stockholders agreement (the “2013 Stockholders Agreement”) with L Catterton and Argentia Private Investments, Inc. which granted them the right, subject to certain conditions, to nominate representatives to the Company’s Board of Directors and committees of the Board of Directors. L Catterton retains the right to

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

designate one member to the Company’s Board of Directors. If L Catterton’s ownership level falls below 10.0% of our outstanding common stock, it will no longer have a right to designate a nominee.
Securities Purchase Agreements
Under the securities purchase agreement with Mill Road, if at any time Mill Road owns 10.0% or more of our outstanding common stock, Mill Road has the right to designate one nominee for election to our Board of Directors. If Mill Road’s ownership level falls below 10.0% of our outstanding common stock, Mill Road will no longer have a right to designate a nominee.
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
Gift Cards
As of December 31, 2019 and January 1, 2019, the current portion of the gift card liability, $2.4 million and $3.3 million, respectively, is included in accrued expenses and other current liabilities, and the long-term portion, $0.9 million and $0.4 million, respectively, is included in other long-term liabilities in the Consolidated Balance Sheets.
Revenue recognized in the Consolidated Statements of Operations for the redemption of gift cards was $5.3 million, $5.9 million and $5.5 million in 2019, 2018 and 2017, respectively. The Company recognized gift card breakage in restaurant revenue of approximately $0.4 million, $1.0 million and $0.3 million in 2019, 2018 and 2017, respectively.
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
An adjustment to beginning retained earnings and a corresponding contract liability of $1.5 million was established on the date of adoption, at the beginning of the first quarter of 2018, associated with the initial fees received through January 1, 2019 that would have been deferred and recognized over the term of each respective franchise agreement if the new guidance had been applied in the past.
The Company recognized revenue of $0.2 million in 2019 related to initial fees from franchisees that were included in the contract liability balance at the beginning of the year. The Company expects to recognize approximately $0.1 million each fiscal year through fiscal 2024 and approximately $0.7 million thereafter related to performance obligations that are unsatisfied as of December 31, 2019.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Selected Quarterly Financial Data (unaudited)
The following table presents selected unaudited quarterly financial data for the periods indicated. Each fiscal quarter contained 13 weeks (in thousands, except per share data):

	Fiscal 2019
	December 31, 2019	October 1, 2019	July 2, 2019	April 2, 2019
Revenue	$113,871	$118,304	$120,190	$110,046
Income (loss) from operations (1)	$247	$5,044	$1,238	$(1,090)
Net (loss) income	$(1,183)	$4,243	$438	$(1,851)
Basic (loss) income per share	$(0.03)	$0.10	$0.10	$(0.04)
Diluted (loss) income per share	$(0.03)	$0.09	$0.10	$(0.04)

	Fiscal 2018
	January 1, 2019	October 2, 2018	July 3, 2018	April 3, 2018
Revenue	$113,193	$116,727	$117,395	$110,526
Income (loss) from operations (2)(3)(4)	$950	$2,132	$(4,162)	$(2,678)
Net income (loss)	$19	$1,050	$(5,935)	$(3,575)
Basic income (loss) per share	$—	$0.02	$(0.14)	$(0.09)
Diluted income (loss) per share	$—	$0.02	$(0.14)	$(0.09)

_____________

(1)
The second quarter of 2019 includes an impairment charge of $2.2 million. The Company did not impair any restaurants in the third and fourth quarters of 2019. The fourth quarter includes a write down of $3.6 million related to assets held for sale.

(2)	The second quarter of 2018 includes a $3.4 million charge for the final assessment related to data breach liabilities and a $0.3 million charge for the settlement of a Delaware gift card litigation.

(3)
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

(4)
The first quarter of 2018 includes an impairment charge of $0.4 million related to the impairment of one restaurant. The Company did not impair any restaurants in the second, third and fourth quarters of 2018.

18. Subsequent Event
On January 29, 2020, the Company closed on a transaction to sell nine restaurants in Charlotte, North Carolina and Orlando, Florida to existing franchisee River City Restaurant Group (“RCRG”) and RCRG laid out plans to also develop 22 new Noodles & Company restaurants between 2021 and 2032. See Note 2 for further information regarding assets held for sale.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Noodles & Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Noodles & Company (the Company) as of December 31, 2019 and January 1, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and January 1, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in the consolidated financial statements for the year ended December 31, 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).
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
February 26, 2020

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria in “Internal Control - Integrated Framework (the 2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Attestation Report of the Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019. This report follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Noodles & Company

Opinion on Internal Control over Financial Reporting
We have audited Noodles & Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Noodles & Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and January 1, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 26, 2020 expressed an unqualified opinion thereon.
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
February 26, 2020

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
The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1 - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” “Board Committees—Policy Regarding Stockholder Recommendations” and “Board Committees—Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2020 (the “Proxy Statement”).
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
The information required by this item is incorporated by reference to the section entitled “Proposal No. 3 - Ratification of Appointment of Independent Registered Public Accounting Firm for 2020” in the Proxy Statement.

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

3.	The Index to Exhibits is incorporated herein by reference and is filed as part of this 10-K.

EXHIBITS

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	333-192402	November 19, 2013	3.1
3.2	Second Amended and Restated Bylaws	8-K	001-35987	August 24, 2015	3.1
4.1	Specimen Stock Certificate	S-1/A	333-188783	June 17, 2013	4.1
4.2	Certificate of Designations for Series A Convertible Preferred Stock	8-K	001-35987	February 9, 2017	4.1
4.3	Form of Warrant to Purchase Class A Common Stock	8-K	001-35987	February 9, 2017	4.2
10.1	Noodles & Company Amended and Restated 2010 Stock Incentive Plan	S-1/A	333-188783	June 17, 2013	10.1
10.2	Noodles & Company 2013 Employee Stock Purchase Plan	S-1/A	333-188783	June 17, 2013	10.2
10.3	Registration Rights Agreement, dated December 27, 2010, by and among Noodles & Company and certain of its stockholders	S-1/A	333-188783	June 17, 2013	10.3
10.4	Amendment No. 1 to Registration Rights Agreement, dated as of July 8, 2014, among Noodles & Company and certain of its stockholders	10-Q	001-35987	November 6, 2014	10.1
10.5	Credit Agreement, dated May 9, 2018, among Noodles & Company, the other Loan Party thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Lender and the other lenders party thereto	10-Q	001-35987	May 11, 2018	10.1
10.6	First Amendment to Credit Agreement, dated as of November 20, 2019, by and among Noodles & Company, each of the Guarantors signatory thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Issuer and the lenders signatory thereto	8-K	001-35987	November 21, 2019	10.1
10.7	Security Agreement, dated May 9, 2018, by and between Noodles & Company and U.S. Bank National Association, as administrative agent	10-Q	001-35987	May 11, 2018	10.2
10.8	Pledge Agreement, dated May 9, 2018, by and between Noodles & Company and U.S. Bank National Association, as administrative agent	10-Q	001-35987	May 11, 2018	10.3
10.9	Form of Indemnification Agreement by and between Noodles & Company and each of its directors	S-1/A	333-188783	June 17, 2013	10.15

10.10	Form of Area Development Agreement	10-K	001-35987	February 24, 2015	10.9
10.11	Form of Franchise Agreement	10-K	001-35987	February 24, 2015	10.10
10.12	Form of Stock Option Agreement (Nonqualified Stock Options)	10-Q	001-35987	November 9, 2017	10.7
10.13	Form of Restricted Stock Unit Agreement	10-Q	001-35987	November 9, 2017	10.8
10.14	Form of Restricted Stock Unit Agreement for Nonemployee Directors	10-Q	001-35987	November 9, 2017	10.9
10.15	Form of Performance Restricted Stock Unit Agreement	10-Q	001-35987	July 19, 2018	10.1
10.16	The Executive Nonqualified “Excess” Plan Adoption Agreement, adopted by Noodles & Company on May 16, 2013	S-1/A	333-188783	June 17, 2013	10.22
10.17	Amended and Restated Stockholders Agreement, dated as of July 2, 2013, among Noodles & Company, L Catterton-Noodles, LLC and Argentia Private Investments Inc.	S-1	333-192402	November 19, 2013	10.18
10.18*	Employment Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	8-K	001-35987	September 25, 2017	10.1
10.19*	Offer letter, dated September 28, 2018, between Noodles & Company and Ken Kuick	10-Q	001-35987	October 23, 2018	10.1
10.20	Letter Agreement, dated February 8, 2017, between Noodles & Company and Argentia Private Investments Inc.	8-K	001-35987	February 9, 2017	10.3
10.21	Letter Agreement, dated February 15, 2017, between Noodles & Company and Mill Road Capital Management LLC	8-K	001-35987	March 14, 2017	10.2
10.22	Securities Purchase Agreement, dated March 13, 2017, between Noodles & Company and Mill Road Capital Management LLC	8-K	001-35987	March 14, 2017	10.1
10.23*	Employment Agreement, dated June 13, 2017, between Noodles & Company and Paul Murphy	10-Q	001-35987	August 11, 2017	10.3
10.24*	Stock Option Agreement (Nonqualified Stock Options), dated July 10, 2017, between Noodles & Company and Paul J.B. Murphy, III	10-Q	001-35987	November 9, 2017	10.1
10.25*	Restricted Stock Unit Agreement, dated July 10, 2017, between Noodles & Company and Paul J.B. Murphy, III	10-Q	001-35987	November 9, 2017	10.2
10.26*	Restricted Stock Unit Agreement, dated July 10, 2017, between Noodles & Company and Paul J.B. Murphy, III	10-Q	001-35987	November 9, 2017	10.3
10.27*	Stock Option Agreement (Nonqualified Stock Options), dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.4

10.28*	Restricted Stock Unit Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.5
10.29*	Restricted Stock Unit Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.6
10.30*	Severance Agreement with Melissa Heidman, dated June 6, 2018	10-K	001-35987	March 15, 2019	10.32
10.31*	Severance Agreement with Ken Kuick, dated October 11, 2018	10-K	001-35987	March 15, 2019	10.33
10.32*	Amended and Restated Noodles & Company Compensation Plan for Non-Employee Directors, dated December 12, 2018	10-K	001-35987	March 15, 2019	10.34
10.33*	Chas Hermann Separation Letter, dated September 26, 2019	10-Q	001-35987	November 8, 2019	10.1
10.34*	Offer Letter, dated December 4, 2019, between Noodles & Company and Stacey Pool					X
10.35	Form of Performance Restricted Stock Unit Agreement					X
21.1	List of Subsidiaries of Noodles & Company					X
23.1	Consent of Ernst & Young LLP					X
24.1	Power of Attorney (included on signature page of this report)					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_____________
* Management contract or compensatory plan or arrangement.

ITEM 16.	Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2020.

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

Signature	Title	Date
/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen	Director, Chief Executive Officer (principal executive officer)	February 26, 2020
/s/ KEN KUICK
Ken Kuick	Chief Financial Officer (principal financial officer)	February 26, 2020
/s/ KATHY LOCKHART
Kathy Lockhart	Vice President and Controller (principal accounting officer)	February 26, 2020
/s/ JEFFREY JONES
Jeffrey Jones	Chairman	February 26, 2020
/s/ ROBERT HARTNETT
Robert Hartnett	Director	February 26, 2020
/s/ MARY EGAN
Mary Egan	Director	February 26, 2020
/s/ DREW MADSEN
Drew Madsen	Director	February 26, 2020
/s/ ELISA SCHREIBER
Elisa Schreiber	Director	February 26, 2020
/s/ ANDREW TAUB
Andrew Taub	Director	February 26, 2020