Form 10-Q
period 2020-03-31
NOODLES & Co
filed 2020-06-17
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 12, 2020
Class A Common Stock, $0.01 par value per share	44,239,120 shares

EXPLANATORY NOTE

As previously disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on May 11, 2020 (the “Form 8-K”) and in accordance with the SEC’s order under Section 36 of the Exchange Act granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (Release No. 34-88318), as superseded by a subsequent order (Release No. 34-88465) issued on March 25, 2020 (collectively, the “Order”), the Company is relying on the relief provided by the Order to delay filing its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.

The Company’s business has been significantly disrupted due to the conditions surrounding the COVID-19 pandemic, including, but not limited to, the continued closure of the majority of its restaurant dining rooms (and the related uncertainty regarding the conditions under which restaurants can reopen) and reductions in the number and working hours of the Company’s Central Support Office staff. These conditions have caused significant disruptions to the Company’s operations and management, including requiring key personnel to devote considerable time and resources to address emerging issues impacting the Company’s operations and financial condition. This, in turn, has caused delays in the Company’s ability to complete the Form 10-Q. Accordingly, we relied on the Order to postpone the filing of our Quarterly Report.

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,530	$10,459
Accounts receivable	1,926	3,503
Inventories	9,538	9,871
Prepaid expenses and other assets	2,707	5,386
Income tax receivable	155	103
Total current assets	64,856	29,322
Property and equipment, net	128,669	128,867
Operating lease assets, net	210,254	209,717
Goodwill	7,154	7,154
Intangibles, net	868	883
Other assets, net	2,378	2,576
Total long-term assets	349,323	349,197
Total assets	$414,179	$378,519
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,350	$9,351
Accrued payroll and benefits	7,119	13,479
Accrued expenses and other current liabilities	9,898	11,679
Current operating lease liabilities	22,982	22,775
Current portion of long-term debt	750	750
Total current liabilities	50,099	58,034
Long-term debt, net	85,382	40,497
Long-term operating lease liabilities, net	228,232	225,014
Deferred tax liabilities, net	214	200
Other long-term liabilities	5,346	4,203
Total liabilities	369,273	327,948

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of March 31, 2020 and December 31, 2019; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 46,583,879 issued and 44,160,008 outstanding as of March 31, 2020 and 46,557,934 issued and 44,134,063 outstanding as of December 31, 2019	466	466
Treasury stock, at cost, 2,423,871 shares as of March 31, 2020 and December 31, 2019	(35,000)	(35,000)
Additional paid-in capital	200,755	200,585
Accumulated deficit	(121,315)	(115,480)
Total stockholders’ equity	44,906	50,571
Total liabilities and stockholders’ equity	$414,179	$378,519
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended
	March 31, 2020	April 2, 2019
Revenue:
Restaurant revenue	$98,716	$108,765
Franchising royalties and fees, and other	1,632	1,281
Total revenue	100,348	110,046
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25,204	29,091
Labor	34,231	37,092
Occupancy	12,060	12,430
Other restaurant operating costs	16,689	16,456
General and administrative	10,554	10,140
Depreciation and amortization	5,335	5,507
Pre-opening	73	—
Restaurant impairments, closure costs and asset disposals	1,056	420
Total costs and expenses	105,202	111,136
Loss from operations	(4,854)	(1,090)
Interest expense, net	968	761
Loss before taxes	(5,822)	(1,851)
Provision for income taxes	13	—
Net loss and comprehensive loss	$(5,835)	$(1,851)
Loss per Class A and Class B common stock, combined
Basic	$(0.13)	$(0.04)
Diluted	$(0.13)	$(0.04)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	44,142,220	43,933,235
Diluted	44,142,220	43,933,235

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1) (2)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2019	46,557,934	$466	2,423,871	$(35,000)	$200,585	$(115,480)	$50,571
Stock plan transactions and other	25,945	—	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	—	—	171	—	171
Net loss	—	—	—	—	—	(5,835)	(5,835)
Balance—March 31, 2020	46,583,879	$466	2,423,871	$(35,000)	$200,755	$(121,315)	$44,906

Balance—January 1, 2019	46,353,309	$464	2,423,871	$(35,000)	$198,352	$(111,135)	$52,681
Stock plan transactions and other	17,642	—	—	—	21	—	21
Stock-based compensation expense	—	—	—	—	737	—	737
Adoption of ASU No. 2016-02, Leases (Topic 842)	—	—	—	—	—	(5,992)	(5,992)
Net loss	—	—	—	—	—	(1,851)	(1,851)
Balance—April 2, 2019	46,370,951	$464	2,423,871	$(35,000)	$199,110	$(118,978)	$45,596
_____________

(1)	Unless otherwise noted, activity relates to Class A common stock.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Fiscal Quarter Ended
	March 31, 2020	April 2, 2019
Operating activities
Net loss	$(5,835)	$(1,851)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,335	5,507
Deferred income taxes	13	—
Restaurant impairments, closure costs and asset disposals	750	145
Amortization of debt issuance costs	73	125
Stock-based compensation	159	726
Changes in operating assets and liabilities:
Accounts receivable	1,577	362
Inventories	304	(223)
Prepaid expenses and other assets	1,131	50
Accounts payable	(106)	2,798
Income taxes	(52)	(6)
Operating lease assets and liabilities	2,885	(328)
Accrued expenses and other liabilities	(6,892)	(7,191)
Net cash (used in) provided by operating activities	(658)	114
Investing activities
Purchases of property and equipment	(3,919)	(4,164)
Franchise restaurant acquisition, net of cash acquired	—	(1,387)
Net cash used in investing activities	(3,919)	(5,551)
Financing activities
Net payments from swing line loan	—	3,071
Proceeds from issuance of long-term debt	47,000	—
Payments on long-term debt	(2,188)	(313)
Payments on finance leases	(163)	(197)
Stock plan transactions and tax withholding on share-based compensation awards	(1)	21
Net cash provided by financing activities	44,648	2,582
Net increase (decrease) in cash and cash equivalents	40,071	(2,855)
Cash and cash equivalents
Beginning of period	10,459	4,655
End of period	$50,530	$1,800
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of March 31, 2020, the Company had 381 company-owned restaurants and 77 franchise restaurants in 29 states and the District of Columbia. The Company operates its business as one operating and reportable segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2019 was derived from audited financial statements. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2020, which ends on December 29, 2020, and fiscal year 2019, which ended on December 31, 2019, both contain 52 weeks. The Company’s fiscal quarter that ended March 31, 2020 is referred to as the first quarter of 2020, and the fiscal quarter ended April 2, 2019 is referred to as the first quarter of 2019.

Risks and Uncertainties

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic is in its early stages and information is rapidly evolving. Our operational and financial performance will depend on future developments, including the duration of the outbreak, the duration of stay-at-home guidelines in the areas where we operate, limitations imposed by federal, state and local governments with respect to reduced seating capacity in our restaurants and other social distancing measures, and our customers’ future willingness to eat at restaurants. Furthermore, capital and financial markets have been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause an economic recession. All of the effects of the COVID-19 pandemic could have a material adverse effect on our business. Although the ultimate severity of the COVID-19 pandemic is uncertain at this time, we have implemented several new initiatives to adapt our operations to the current environment, including direct delivery and curbside pickup, to further bolster our existing off premise capabilities.

Recent Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 was issued as a means to reduce the complexity of accounting for income taxes for those entities that fall within the scope of the accounting standard. This guidance is effective for public companies for annual reporting periods beginning after December 15, 2020 and interim periods within those reporting periods. Interim period adoption is permitted. The guidance is to be applied using a prospective method, excluding amendments related to franchise taxes, which should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We are currently evaluating the impacts of adoption of the new guidance to our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, followed by other related ASUs that provided targeted improvements (collectively “ASU 2016-13”). ASU 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The guidance is to be applied using a modified retrospective method and is effective for fiscal years beginning after December 15, 2022 for smaller reporting companies, with early adoption permitted. The Company early adopted ASU 2016-13 on January 1, 2020. The adoption of ASU 2016-13 did not result in any impact to the Company’s consolidated financial statements or disclosures.

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Insurance receivable	$—	$744
Vendor rebate receivables	551	788
Franchise and other receivables	1,375	1,971
	$1,926	$3,503

Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid occupancy related costs	$16	$834
Other prepaid expenses	2,685	2,799
Other current assets (1)	6	1,753
	$2,707	$5,386
_____________________________

(1)	Other current assets as of December 31, 2019 included assets held in connection with the divestiture of nine company-owned restaurants to a franchisee (“RCRG Sale”) which closed in January 2020.

Property and equipment, net, consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Leasehold improvements	$201,895	$200,580
Furniture, fixtures and equipment	125,025	122,752
Construction in progress	3,621	2,890
	330,541	326,222
Accumulated depreciation and amortization	(201,872)	(197,355)
Property and equipment, net	$128,669	$128,867

Accrued payroll and benefits consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued payroll and related liabilities	$2,661	$6,364
Accrued bonus	707	3,505
Insurance liabilities	3,751	3,610
	$7,119	$13,479

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Gift card liability	$1,872	$2,398
Occupancy related	1,532	1,458
Utilities	1,158	1,379
Deferred revenue	1,171	555
Current portion of finance lease liability	753	510
Other accrued expenses (1)	3,412	5,379
Accrued expenses and other current liabilities	$9,898	$11,679
_____________________________

(1)	Other accrued expenses as of December 31, 2019 included liabilities held in connection with the RCRG Sale which closed in January 2020.

3. Long-Term Debt

On May 9, 2018, the Company entered into a credit facility with U.S. Bank National Association (the “2018 Credit Facility”). The 2018 Credit Facility consists of a term loan facility in an aggregate principal amount of $25.0 million and a revolving credit facility of $65.0 million (which may be increased to $75.0 million), which includes a letter of credit subfacility in the amount of $15.0 million and a swingline subfacility in the amount of $10.0 million. The 2018 Credit Facility has a four-year term and matures on May 9, 2022.
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
On June 16, 2020 (the “Effective Date”), the Company amended its 2018 Credit Facility by entering into the Second Amendment to the Credit Facility (the “Second Amendment” or the “Second Amended Credit Facility”). Beginning on the Effective Date and through the third quarter of 2021 (the “Amendment Period”), borrowings under the Second Amended Credit Facility, including the term loan facility (“Borrowings”), will bear interest at LIBOR plus 3.25% per annum. Following the Amendment Period, Borrowings will bear interest at LIBOR plus a margin of 2.00% to 3.00% per annum, based upon the consolidated total lease-adjusted leverage ratio. Among other things, the Second Amendment (i) waives the lease-adjusted leverage ratio and fixed charge ratio covenants through the first quarter of 2021, (ii) amends the Company’s lease-adjusted leverage ratio and fixed coverage ratio covenant thresholds beginning in the second quarter of 2021 through the third quarter of 2022 and the first quarter of 2022, respectively and (iii) limits capital expenditures to $12.0 million in 2020, $12.0 million plus a liquidity-based performance basket in 2021, $34.0 million in 2022, $37.0 million in 2023 and $45.0 million annually thereafter.

As of March 31, 2020, the Company had $87.4 million of indebtedness (excluding $1.3 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the Amended Credit Facility. During March of 2020, given the uncertainty surrounding the COVID-19 pandemic, and as a precautionary measure, the Company borrowed $47.0 million under its revolving credit facility. On April 3, 2020, the Company drew down an additional $8.5 million under the Amended Credit Facility.
The term loan requires principal payments of $187,500 per quarter through the third quarter of 2021, $375,000 per quarter through the third quarter of 2022, and $531,250 per quarter through the third quarter of 2023 and $625,000 per quarter thereafter through maturity.

Aggregate maturities for debt outstanding as of March 31, 2020 are as follows (in thousands):

Year 1	$750
Year 2	1,125
Year 3	1,813
Year 4	2,313
Year 5	81,430
Total	$87,431

The Company’s outstanding indebtedness bore interest at rates between 3.57% to 6.25% during the first quarter of 2020.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of March 31, 2020. As of June 17, 2020, the date of this filing, the Company had $62.4 million of cash on hand and $95.9 million of indebtedness.

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

Upon completion of the first quarter of 2020, due to the impact of the COVID-19 pandemic on its operating results, the Company performed an interim qualitative impairment assessment of goodwill. Based on the qualitative assessment performed, management determined that it is not more likely than not that the Company’s goodwill has been impaired as of March 31, 2020 and, as a result, no impairment charge was recorded in the first quarter of 2020.

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of March 31, 2020 and April 2, 2019 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended
	March 31, 2020	April 2, 2019
Provision for income taxes	$13	$—
Effective tax rate	(0.2)%	—%

The effective tax rate for the first quarter of 2020 and the first quarter of 2019 reflect the impact of the previously recorded valuation allowance. For the remainder of fiscal 2020, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides economic relief in response to the COVID-19 pandemic, was signed into law. The CARES Act includes provisions that permit refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property (“QIP”). We do not expect that the provisions in the CARES Act will have a material impact to our tax rate or expense during 2020.

6. Stock-Based Compensation

The Company’s Stock Incentive Plan (the “Plan”), as amended and restated in May of 2013, authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and incentive bonuses to employees, officers, non-employee directors and other service providers. As of March 31, 2020, approximately 2.8 million share-based awards were available to be granted under the Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended
	March 31, 2020	April 2, 2019
Stock-based compensation expense	$159	$726
Capitalized stock-based compensation expense	$12	$11

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended
	March 31, 2020	April 2, 2019
Restaurant impairments (1)	$127	$189
Closure costs (1)	213	(39)
Loss on disposal of assets and other	716	270
	$1,056	$420

_____________________________

(1)	Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.

There were no restaurant impairments during the first quarters of 2020 and 2019. Impairment is based on management’s current assessment of the expected future cash flows of a restaurant based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and is determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value and the right-of-use asset based on a discounted cash flow analysis utilizing market lease rates. The Company will continue to monitor the impact from the COVID-19 pandemic as it relates to recoverability of long-lived assets, but the Company determined that the current trends did not require restaurant impairments as of the completion of the first quarter of 2020. We are unable to predict how long these conditions will persist, what additional measures may be introduced by governments or what effect any such additional measures may have on restaurants and our business. Any measure that encourages consumers to continue to stay in their homes, engage in social distancing or avoid larger gatherings of people for an extended period of time is highly likely to be harmful to the restaurant industry in general, and consequently our business.

Each of these periods include ongoing equipment costs for restaurants previously impaired.

Closure costs in the first quarters of 2020 and 2019 include ongoing costs related to restaurants closed in previous years. In addition, closure costs in the first quarter of 2019 were offset by a $0.3 million adjustment to liabilities as lease terminations occur.

Loss on disposal of assets and other includes expenses recognized during the first quarter of 2020 related to the divestiture of company-owned restaurants to a franchisee.

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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended
	March 31, 2020	April 2, 2019
Net loss	$(5,835)	$(1,851)
Shares:
Basic weighted average shares outstanding	44,142,220	43,933,235
Effect of dilutive securities	—	—
Diluted weighted average shares outstanding	44,142,220	43,933,235
Loss per share:
Basic loss per share	$(0.13)	$(0.04)
Diluted loss per share	$(0.13)	$(0.04)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards or exercise of outstanding warrants that were excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 3,413,108 and 3,245,418 for the first quarter of 2020 and 2019, respectively.

9. Leases

Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		March 31, 2020	December 31, 2019
Assets
Operating	Operating lease assets, net	$210,254	$209,717
Finance	Finance lease assets, net (1)	2,112	771
Total leased assets		$212,366	$210,488
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$22,982	$22,775
Finance	Current finance lease liabilities (2)	753	510
Long-term lease liabilities
Operating	Long-term operating lease liabilities	228,232	225,014
Finance	Long-term finance lease liabilities (2)	1,382	281
Total lease liabilities		$253,349	$248,580
_____________________

(1)	The finance lease assets are included in property and equipment, net in the Condensed Consolidated Balance Sheets.

(2)
The current portion of the finance lease liabilities is included in accrued expenses and other current liabilities, and the long-term portion was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.4 million and $0.1 million for the first quarter of 2020 and 2019, respectively.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended
	March 31, 2020	April 2, 2019
Cash paid for lease liabilities:
Operating leases	$7,508	$10,693
Finance leases	182	217
	$7,690	$10,910
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$5,724	$3,161
Finance leases	1,604	50
	$7,328	$3,211

Future minimum lease payments required under existing leases as of March 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2020	$32,784	$670	$33,454
2021	43,135	624	43,759
2022	42,968	482	43,450
2023	41,681	352	42,033
2024	39,572	143	39,715
Thereafter	160,751	37	160,788
Total lease payments	360,891	2,308	363,199
Less: Imputed interest	109,677	173	109,850
Present value of lease liabilities	$251,214	$2,135	$253,349

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the first quarter ended March 31, 2020 and April 2, 2019 (in thousands):

	March 31, 2020	April 2, 2019
Interest paid (net of amounts capitalized)	$598	$713
Income taxes paid	—	6
Purchases of property and equipment accrued in accounts payable	2,593	1,270

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

As of March 31, 2020 and December 31, 2019, the current portion of the gift card liability, $1.9 million and $2.4 million, respectively, was included in accrued expenses and other current liabilities, and the long-term portion, $0.6 million and $0.9 million, respectively, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $1.5 million and $1.8 million for the first quarter of 2020 and 2019, respectively.

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
Loyalty Program
Customers who register on the Noodles App are automatically enrolled in the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of March 31, 2020 and December 31, 2019, the deferred revenue related to the rewards was $1.2 million and $0.6 million, respectively, and was included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
12. Commitments and Contingencies

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2020. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.
13. Subsequent Events

As discussed further in Note 3, Long Term Debt, on June 16, 2020, the Company amended its credit facility.

NOODLES & COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as “we,” “us,” “our” and the “Company” in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019. We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal years 2020 and 2019 each contain 52 weeks.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding our ability to navigate the COVID-19 pandemic, projected capital expenditures, the revenue and balance sheet impact of the COVID-19 pandemic, estimated costs associated with our closure of underperforming restaurants, the implementation and results of strategic initiatives and our future financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, the extent, duration and severity of the COVID-19 pandemic; governmental and customer response to the COVID-19 pandemic; other conditions beyond our control such as weather, natural disasters, disease outbreaks, epidemics or pandemics impacting our customers or food supplies; consumer reaction to industry related public health issues and health pandemics and perceptions of food safety, our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including new restaurant initiatives and operational strategies to improve the performance of our restaurant portfolio; our ability to maintain compliance with debt covenants and continue to access financing necessary to execute our business strategy; the success of our marketing efforts; our ability to open new restaurants on schedule; current economic conditions; price and availability of commodities; our ability to adequately staff our restaurants; changes in labor costs; consumer confidence and spending patterns; seasonal factors; and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.

Impact of COVID-19 Pandemic on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to materially and adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and the duration of the COVID-19 pandemic. As of the date of this filing, while substantially all of our restaurants continue to operate, public access to our dining rooms has been restricted in our company owned restaurants, which negatively impacted sales at the end of the quarter and may negatively impact sales until the COVID-19 pandemic moderates. The closure of our dining rooms has shifted demand patterns towards our off-premise offerings, including delivery, which has caused a reduction in our restaurant level margins due primarily to higher delivery fees.

To preserve adequate liquidity, enhance financial flexibility and help mitigate the impact of the COVID-19 pandemic, we have taken the following decisive actions:

•	Introduced direct delivery nationwide through the Noodles app and website and expanded our partnership with Uber Eats;

•	Launched curbside delivery at the majority of our restaurants;

•	Implemented enhanced health and safety protocols across the business, emergency sick pay for hourly employees and telecommuting for the majority of our corporate employees;

•
Meaningfully reduced restaurant level costs and general and administrative expenses, including salary reductions for executives and support center employees, furloughing approximately 10% of existing support center employees and an additional 20% of support center employees reduced to half time;

•	Postponed or eliminated all non-essential spending, including capital expenditures for previously planned growth and certain additional capital projects, as further described below;

•	Began engagement with landlords to negotiate concessions for rent on many of our restaurant leases, and;

•
Drew down $47.0 million on our revolver, bringing our cash balance to $50.5 million as of the end of the first quarter of 2020 and drew down an additional $8.5 million on our revolver in April 2020. As of June 17, 2020, the date of this filing, our current cash balance was $62.4 million.

We intend to continue to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our team members, customers, suppliers and shareholders. While we are unable to determine or predict the nature, duration or scope of the impact that the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we have sought to describe where our company stands today, how our response to the COVID-19 pandemic is progressing and our expectations regarding how our operations and financial condition may change as the fight against the COVID-19 pandemic progresses.

Recent Trends, Risks and Uncertainties

Comparable Restaurant Sales. In the first quarter of 2020, system-wide comparable restaurant sales decreased 7.2%, comprised of a 7.0% decrease for company-owned restaurants and an 8.9% decrease for franchise restaurants.

Sales for the first and second period of 2020 were trending positively as shown below. As we entered the third week of period 3 and as mandated shutdowns and stay at home orders went into effect across the country, our sales were significantly reduced as we began relying solely on off-premise sales. Since the end of the first quarter of 2020 to June 16, 2020, restaurant sales have improved as noted below.

Comparable Restaurant Sales	4 Weeks Ended January 28, 2020 (first period)	4 Weeks Ended February 25, 2020 (second period)	2 Weeks Ended March 10, 2020	March 11-March 31, 2020	Fiscal Quarter Ended March 31, 2020
Company-owned	4.4%	7.4%	4.5%	(45.5)%	(7.0)%
Franchise	2.2%	7.7%	5.2%	(51.3)%	(8.9)%
System-wide	4.1%	7.5%	4.6%	(46.3)%	(7.2)%

Comparable Restaurant Sales	4 Weeks Ended April 28, 2020 (fourth period)	4 Weeks Ended May 26, 2020 (fifth period)	Week Ended June 2, 2020	Week Ended June 9, 2020	Week Ended June 16, 2020	Quarter to Date June 16, 2020
Company-owned	(47.0)%	(28.9)%	(23.2)%	(20.2)%	(14.8)%	(33.2)%
Franchise	(55.5)%	(37.3)%	(25.7)%	(23.2)%	(16.8)%	(39.8)%
System-wide	(48.2)%	(30.1)%	(23.6)%	(20.6)%	(15.1)%	(34.1)%

Our ability to return to positive comparable restaurant sales depends, among others reasons, on (i) the duration of the COVID-19 pandemic and the related mandated shut downs and stay at home orders, (ii) limitations imposed by federal, state and local governments with respect to reduced seating capacity in our restaurants and other social distancing measures, (iii) our customers’ future willingness to eat at restaurants and (iv) macroeconomic conditions and the length of time required for the national and local economies to achieve economic recovery following the crisis.

Cost of Sales. As a result of the COVID-19 pandemic, we have and expect to continue to incur incremental costs of sales, including the use of additional cleaning supplies to ensure that our restaurants remain safe for our team members and customers. To date, there has been minimal disruption to our supply chain network, including the supply of our ingredients, packaging or other sourced materials, though it is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact the markets in which we operate. We are working closely with our distributors and contract manufacturers as the situation evolves. We intend to continue to actively monitor the situation, including the status of our supply chain, to determine the appropriate actions to minimize any supply chain interruptions.

Labor Costs. Similar to much of the restaurant industry, our base labor costs have risen in recent periods. In the first two months of the first quarter of 2020, we were able to mitigate the impact of increased base labor costs through labor efficiencies such as our procedures around optimizing food preparation times. Additionally, during the last month of the quarter, in anticipation of lower sales resulting from the COVID-19 pandemic, we modified our labor model to reduce the number of staffing hours in our restaurants. Some jurisdictions in which we operate have recently increased their minimum wage and other jurisdictions are considering similar actions. Significant additional government-imposed increases could materially affect our labor costs.

Certain Restaurant Closures. We did not permanently close any company-owned restaurants in the first quarter of 2020. We closed five company-owned restaurants in 2019, most of which were at or approaching the expiration of their leases. From the last half of March through May 2020, nearly all of our dining rooms were closed due to the COVID-19 pandemic. We have begun reopening dining rooms in certain restaurants and will continue to open the remaining dining rooms as appropriate. We currently do not anticipate a significant number of permanent restaurant closures in the foreseeable future; however, we may from time to time permanently close certain restaurants, including permanent closures at, or near, the expiration of the leases for these restaurants.

Restaurant Development. In the first quarter of 2020, we opened one new company-owned restaurant and sold nine restaurants to a franchisee. As of March 31, 2020, we had 381 company-owned restaurants and 77 franchise restaurants in 29 states and the District of Columbia. In response to the COVID-19 pandemic and to preserve cash, we have substantively halted capital investment in new unit development in the near term. We intend to continue to monitor the impact that the COVID-19 pandemic has on our operating results and liquidity and the resulting recovery from the pandemic, including consumer behavior, and their impact on our strategic development plans, timing and pace of new restaurant openings. We expect to incorporate this information into our strategic growth plan for new restaurants beyond 2021 and we anticipate we could return to a unit growth rate between 5% and 7% beginning in 2022.

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

Seasonal factors cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters, due to reduced winter and holiday traffic, and is typically higher in the second and third quarters. As a result of these factors, as well as the magnitude of the COVID-19 pandemic on any given quarter, our quarterly operating results and comparable restaurant sales may fluctuate significantly.

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

Measuring our comparable restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	consumer recognition of our brand and our ability to respond to changing consumer preferences;

•	overall economic trends, particularly those related to consumer spending;

•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;

•	pricing;

•	the number of restaurant transactions, per-person spend and average check amount;

•	marketing and promotional efforts;

•	abnormal weather patterns;

•	food safety and foodborne illness concerns;

•	the impact of the COVID-19 pandemic;

•	local competition;

•	trade area dynamics;

•	introduction of new and seasonal menu items and limited time offerings; and

•	opening new restaurants in the vicinity of existing locations.

Consistent with common industry practice, we present comparable restaurant sales on a calendar-adjusted basis that aligns current year sales weeks with comparable periods in the prior year, regardless of whether they belong to the same fiscal period or not. Since opening new company-owned and franchise restaurants is a part of our long-term growth strategy and we anticipate new restaurants will be a component of our long-term revenue growth, comparable restaurant sales is only one measure of how we evaluate our performance.

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

Results of Operations

The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended
	March 31, 2020	April 2, 2019
	(in thousands, unaudited)
Net loss	$(5,835)	$(1,851)
Depreciation and amortization	5,335	5,507
Interest expense, net	968	761
Provision for income taxes	13	—
EBITDA	$481	$4,417
Restaurant impairments, closure costs and asset disposals (1)	1,056	420
Stock-based compensation expense	159	726
Fees and costs related to transactions and other acquisition/disposition costs	89	36
Adjusted EBITDA	$1,785	$5,599
_____________________

(1)
Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended
	March 31, 2020	April 2, 2019
Company-Owned Restaurant Activity
Beginning of period	389	394
Openings	1	—
Acquisition (2)	—	1
Divestitures (1)	(9)	—
Restaurants at end of period	381	395
Franchise Restaurant Activity
Beginning of period	68	65
Openings	—	—
Acquisitions (1)	9	—
Divestiture (2)	—	(1)
Restaurants at end of period	77	64
Total restaurants	458	459
_____________________________

(1)	Represents nine company-owned restaurants sold to a franchisee.

(2)	During the first quarter of 2019 we acquired one franchise restaurant.

Statement of Operations as a Percentage of Revenue

The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended
	March 31, 2020	April 2, 2019
	(unaudited)
Revenue:
Restaurant revenue	98.4%	98.8%
Franchising royalties and fees, and other	1.6%	1.2%
Total revenue	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.5%	26.7%
Labor	34.7%	34.1%
Occupancy	12.2%	11.4%
Other restaurant operating costs	16.9%	15.1%
General and administrative	10.5%	9.2%
Depreciation and amortization	5.3%	5.0%
Pre-opening	0.1%	—%
Restaurant impairments, closure costs and asset disposals	1.1%	0.4%
Total costs and expenses	104.8%	101.0%
Loss from operations	(4.8)%	(1.0)%
Interest expense, net	1.0%	0.7%
Loss before taxes	(5.8)%	(1.7)%
Provision for income taxes	—%	—%
Net loss	(5.8)%	(1.7)%

First Quarter Ended March 31, 2020 Compared to First Quarter Ended April 2, 2019

The table below presents our unaudited operating results for the first quarters of 2020 and 2019, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	March 31, 2020	April 2, 2019	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$98,716	$108,765	$(10,049)	(9.2)%
Franchising royalties and fees, and other	1,632	1,281	351	27.4%
Total revenue	100,348	110,046	(9,698)	(8.8)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25,204	29,091	(3,887)	(13.4)%
Labor	34,231	37,092	(2,861)	(7.7)%
Occupancy	12,060	12,430	(370)	(3.0)%
Other restaurant operating costs	16,689	16,456	233	1.4%
General and administrative	10,554	10,140	414	4.1%
Depreciation and amortization	5,335	5,507	(172)	(3.1)%
Pre-opening	73	—	73	100.0%
Restaurant impairments, closure costs and asset disposals	1,056	420	636	*
Total costs and expenses	105,202	111,136	(5,934)	(5.3)%
Loss from operations	(4,854)	(1,090)	(3,764)	*
Interest expense, net	968	761	207	27.2%
Loss before taxes	(5,822)	(1,851)	(3,971)	*
Provision for income taxes	13	—	13	100.0%
Net loss	$(5,835)	$(1,851)	$(3,984)	*
Company-owned:
Average unit volume	$1,145	$1,131	$14	1.2%
Comparable restaurant sales	(7.0)%	3.0%
________________

*	Not meaningful.

Revenue

Total revenue decreased $9.7 million in the first quarter of 2020, or 8.8%, to $100.3 million, compared to $110.0 million in the first quarter of 2019. This decrease was primarily due to a decline in traffic related to the impact of the COVID-19 pandemic during the last few weeks of the quarter, as well as a $2.4 million decrease related to the refranchising of 14 total restaurants since January 2019.

AUV increased $14,000 compared to the prior year. AUV for the trailing twelve months was $1,145,000.

Sales for the first and second period of 2020 were trending positively as discussed below. As we entered the third week of period 3 and as mandated shutdowns and stay at home orders went into effect across the country, our sales were significantly reduced as we began relying solely on off-premise sales.

Through the first two fiscal periods of 2020, system-wide comparable sales were up 7.5%. System-wide comparable restaurant sales were down 7.2% in the first quarter of 2020, comprised of a 7.0% decrease at company-owned restaurants and an 8.9%

decrease at franchise-owned restaurants. The comparable restaurant sales decline in the first quarter of 2020 was driven primarily by a decline in traffic in the last few weeks of the quarter related to the impact of the COVID-19 pandemic, partially offset by increased off-premise sales and a new menu pricing structure.

We are working with our franchisees to support their financial liquidity during this period of uncertainty. We have granted deferral of certain royalties, information technology support, and marketing fees earned from franchisees. Although cash collection is being deferred, revenue continues to be recognized as sales occur.

Cost of Sales

Cost of sales decreased by $3.9 million, or 13.4%, in the first quarter of 2020 compared to the same period of 2019, due primarily to the reduction in restaurant revenue. As a percentage of restaurant revenue, cost of sales decreased to 25.5% in the first quarter of 2020 compared to 26.7% in first quarter of 2019 primarily due to ongoing supply chain initiatives, increased menu pricing and lower discounting, partially offset by higher packaging costs associated with the closure of our dining rooms in response to the COVID-19 pandemic.

Labor Costs

Labor costs decreased by $2.9 million, or 7.7%, in the first quarter of 2020 compared to the same period of 2019. As a percentage of restaurant revenue, labor costs increased to 34.7% in the first quarter of 2020 from 34.1% in the first quarter of 2019 due to the decline in restaurant sales associated with the COVID-19 pandemic, partially offset by labor initiatives.

Occupancy Costs

Occupancy costs decreased by $0.4 million, or 3.0%, in the first quarter of 2020 compared to the first quarter of 2019 primarily due to restaurants closed or impaired since the beginning of the first quarter of 2019 as well as the impact of the nine restaurants sold to a franchisee in January 2020. As a percentage of revenue, occupancy costs increased to 12.2% in the first quarter of 2020, compared to 11.4% in the first quarter of 2019 due to reduced revenue from the impact of the COVID-19 pandemic.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $0.2 million, or 1.4%, in the first quarter of 2020 compared to the first quarter of 2019. As a percentage of restaurant revenue, other restaurant operating costs increased to 16.9% in the first quarter of 2020 compared to 15.1% in the first quarter of 2019 due primarily to increased third-party delivery fees resulting from a significant expansion of our use of third-party delivery services in the last two weeks of the first quarter of 2020 due to the COVID-19 pandemic.

General and Administrative Expense

General and administrative expense increased by $0.4 million or 4.1% in the first quarter of 2020 compared to the first quarter of 2019, primarily due to increased costs related to our rewards program. As a percentage of revenue, general and administrative expense increased to 10.5% in the first quarter of 2020 from 9.2% in the first quarter of 2019 due primarily to the decline in revenue.

Depreciation and Amortization

Depreciation and amortization decreased by $0.2 million, or 3.1%, in the first quarter of 2020 compared to the first quarter of 2019, due primarily to restaurants closed or impaired since the beginning of the first quarter of 2019 and the impact of the nine restaurants sold to a franchisee, partially offset by new asset additions. As a percentage of revenue, depreciation and amortization increased to 5.3% in the first quarter of 2020 from 5.0% in the first quarter of 2019.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased by $0.6 million in the first quarter of 2020 compared to the first quarter of 2019. We did not record any impairment in the first quarter of 2020 or 2019. Closure costs in the first quarter of 2020 included ongoing costs for previously closed restaurants, as well as adjustments to liabilities as lease terminations occur. Closure costs in the first quarter of 2019 were comprised of a $0.3 million gain primarily relating to changes in our assessment of remaining operating lease terms, offset by $0.3 million of ongoing costs related to restaurants closed in previous years.

Interest Expense

Interest expense increased by $0.2 million in the first quarter of 2020 compared to the first quarter of 2019. The increase was due to higher average borrowings during the first quarter of 2020 compared to the first quarter of 2019.

Provision for Income Taxes

The effective tax rate was (0.2)% for the first quarter of 2020 compared to 0.0% for the first quarter of 2019. The effective tax rate for the first quarter of 2020 reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2020, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Liquidity and Capital Resources

Summary of Cash Flows
On November 20, 2019, the Company amended its 2018 Credit Facility by entering into the First Amendment to the Credit Facility (the “Amendment” or “Amended Credit Facility”). As of March 31, 2020, our cash and cash equivalents balance was $50.5 million and the amount available for future borrowings under our Amended Credit Facility was $9.0 million. On April 3, 2020, we borrowed an additional $8.5 million.

On June 16, 2020 (the “Effective Date”), the Company amended its 2018 Credit Facility by entering into the Second Amendment to the Credit Facility (the “Second Amendment” or the “Second Amended Credit Facility”). Beginning on the Effective Date and through the third quarter of 2021 (the “Amendment Period”), borrowings under the Second Amended Credit Facility, including the term loan facility (“Borrowings”), will bear interest at LIBOR plus 3.25% per annum. Following the Amendment Period, Borrowings will bear interest at LIBOR plus a margin of 2.00% to 3.00% per annum, based upon the consolidated total lease-adjusted leverage ratio. Among other things, the Second Amendment (i) waives the lease-adjusted leverage ratio and fixed charge ratio covenants until the beginning of the second quarter of 2021, (ii) amends the Company’s lease-adjusted leverage ratio and fixed coverage ratio covenant thresholds beginning in the second quarter of 2021 through the third quarter of 2022 and the first quarter of 2022, respectively and (iii) limits capital expenditures to $12.0 million in 2020, $12.0 million plus a liquidity-based performance basket in 2021, $34.0 million in 2022, $37.0 million in 2023 and $45.0 million annually thereafter.

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

There is significant uncertainty surrounding the potential impact of the COVID-19 pandemic on our results of operations and cash flows. We have proactively taken steps to increase available cash on hand and reduce operating expenses, including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures, and drawing down funds available under our Amended Credit Facility.

Based on our most recent estimates of the COVID-19 pandemic impacts for the next twelve months, we believe that we will be in compliance with our debt covenants and have sufficient sources of cash to meet our liquidity needs and capital resource requirements for the next twelve months, primarily through currently available cash and cash equivalents and cash flows from operations.

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Fiscal Quarter Ended
	March 31, 2020	April 2, 2019
Net cash (used in) provided by operating activities	$(658)	$114
Net cash used in investing activities	(3,919)	(5,551)
Net cash provided by financing activities	44,648	2,582
Net increase (decrease) in cash and cash equivalents	$40,071	$(2,855)

Operating Activities

Net cash used in operating activities increased to $0.7 million in the first quarter of 2020 from net cash provided by operating activities of $0.1 million in the first quarter of 2019. The decline in operating cash flows resulted primarily from decreased net income during the first quarter of 2020 compared to the prior comparable period, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, closure costs and asset disposals, stock-based compensation and changes in working capital due to timing.

Investing Activities

Net cash used in investing activities decreased $1.6 million in the first quarter of 2020 from $5.6 million in the first quarter of 2019. This decrease was mainly due to the 2019 acquisition of a franchise restaurant.

Financing Activities

Net cash provided by financing activities was $44.6 million in the first quarter of 2020 largely related to precautionary draws on our revolving credit facility totaling $47.0 million. The first quarter of both 2020 and 2019 included net proceeds received from borrowings made from the swing line loan, net of payments on long-term debt and finance leases.

Capital Resources

Future Capital Expenditure Requirements. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants as well as information technology expenses and other general corporate capital expenditures.

Due to the COVID-19 pandemic, for fiscal 2020, we have substantively halted capital investment in new unit development as well as other discretionary capital initiatives, including our “kitchen of the future” initiative. We estimate capital expenditures will be approximately $8.0 million to $10.0 million for fiscal year 2020, primarily for repairs and maintenance and the opening of two to four company restaurants. We expect such capital expenditures to be funded by currently available cash and cash equivalents and cash from operations.

Current Resources. Our operations have not historically required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit or debit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth.

Liquidity. With uncertainty surrounding the COVID-19 pandemic and as a precautionary measure, we borrowed $47.0 million under our revolving credit facility to improve our cash position, providing the Company with a cash balance of approximately $50.5 million at the end of the first fiscal quarter of 2020 compared to $10.5 million as of December 31, 2019. Additionally, we drew down an additional $8.5 million during the first week of the second quarter of 2020. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations and the expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for the next twelve months.

Credit Facility

In November of 2019, we amended our 2018 Credit Facility by entering into that certain First Amendment to Credit Agreement (the “Amendment” or “Amended Credit Facility”). Among other things, the Amendment: (i) extended the maturity date to November 20, 2024; (ii) increased the revolving credit facility from $65.0 million to $75.0 million; (iii) delayed step downs of the Company’s leverage covenant; and (iv) increased the limit on capital expenditures to $37.0 million in 2020 and to $45.0 million in 2021 and each fiscal year thereafter. Upon execution of the Amended Credit Facility, the Company repaid in full its outstanding indebtedness under its prior credit facility using funds drawn on the Amended Credit Facility. Upon repayment, the prior credit facility and all related agreements were terminated.
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
In light of the current uncertainty in the global markets resulting from the COVID-19 pandemic, we increased our borrowing as a precautionary measure in order to bolster our cash position and enhance financial flexibility. The borrowings are reflected on our balance sheet as cash and cash equivalents and may in the future be used for general corporate purposes, including, without limitation, working capital, capital expenditures in the ordinary course of business, or other lawful corporate purposes, all in accordance with and subject to the terms and conditions of the Amended Credit Facility.

As discussed above, on June 16, 2020 (the “Effective Date”), the Company amended its 2018 Credit Facility by entering into the Second Amendment to the Credit Facility (the “Second Amendment” or the “Second Amended Credit Facility”).

As of March 31, 2020, we had $87.4 million of indebtedness (excluding $1.3 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the Amended Credit Facility. The term loan requires principal payments of $187,500 per quarter through the third quarter of 2021, $375,000 per quarter through the third quarter of 2022, and $531,250 per quarter through the third quarter of 2023 and $625,000 per quarter thereafter through maturity. As of June 17, 2020, the date of this filing, our current cash balance was $62.4 million.

Our Amended Credit Facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.

Based on our most recent estimates of the COVID-19 pandemic impact, we believe that we will be in compliance with our debt covenants and have sufficient liquidity to meet our cash requirements and reduced capital resource requirements for the next twelve months primarily through currently available cash and cash equivalents and cash flows from operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of March 31, 2020.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2019. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of March 31, 2020, we had $87.4 million of outstanding borrowings under our credit facility. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.9 million on an annualized basis. There is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we may need to renegotiate our loan documents and we cannot predict what alternative index would be negotiated with our lenders. As a result, our interest expense could increase, in which event could change interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be affected.

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

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage requirements directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that affected our results from 2016 through the first quarter of 2020. We expect wage inflation may continue to affect our results in the near future.

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II

Item 1. Legal Proceedings

In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2020. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially adversely affect our business, financial condition, results of operations or cash flows

Item 1A. Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.  There have been no material changes to our Risk Factors as previously reported other than as noted below. This risk factor is intended to be an update to the Risk Factor related to an outbreak of disease, epidemic or pandemic found in our Form 10-K filed on February 26, 2020.

The recent and ongoing COVID-19 pandemic has, and we expect will continue to materially affect our operations, as well as the business or operations of third parties with whom we conduct business such as our suppliers and franchisees.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to other countries, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency. Similarly, several states in which we operate declared states of emergency related to the spread of COVID-19 and issued executive orders directing individuals to stay at their place of residence for an indefinite period of time and the vast majority required the closures of restaurant dining rooms (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic.

In response to these public health directives and orders, we have introduced direct delivery nationwide through the Noodles app and website, expanded our third-party delivery service and launched curbside delivery at all of our restaurants. Despite our mitigating efforts, the effects of the executive orders and shelter-in-place orders may materially and adversely affect our business, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Although the ultimate severity of the COVID-19 pandemic is uncertain at this time, we expect that the pandemic will continue to adversely impact the Company's financial condition and results of operations, including, but not limited to:

•
We have experienced and we expect we will continue to experience significant reductions in demand for our products as customers may not be able to dine at our restaurants due to illness, quarantine or government or self-imposed restrictions placed on our restaurants' operations. From the last half of March through May 2020, nearly all of our dining rooms were closed due to the COVID-19 pandemic. We have begun reopening dining rooms in certain restaurants and will continue to open the remaining dining rooms as appropriate. Additionally, social distancing measures or changes in consumer spending behaviors due to the COVID-19 pandemic as customers choose to avoid public gathering places may continue to impact traffic in our restaurants after they resume normal operations and such actions could result in a loss of sales and profit.

•
The impact of a health pandemic on us might be disproportionately greater than on other dining concepts that depend less on the gathering of people. To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our customers to eat less of a product.

•
Depending on the severity and the duration of the COVID-19 pandemic, our franchisees may not be able to meet the franchise royalty fee obligations that we have historically received. We are working with our franchisees to support their financial liquidity during this period of uncertainty. We have granted deferral of certain royalties, information technology support, and marketing fees earned from franchisees.

•
Depending on the severity and the duration of the COVID-19 pandemic, our liquidity may be further negatively impacted, as a result, we may be required to pursue additional sources of financing to meet our financial obligations. Obtaining such financing is not guaranteed and is largely dependent upon market conditions and other factors. Further actions may be required to improve our cash position, including but not limited to, further reductions of corporate expenses and foregoing additional capital expenditures and other discretionary expenses.

•
As more business and activities have shifted online due to the COVID-19 pandemic restrictions on congregating and physical movements, we have seen an increase in cyber security threats and attempts to breach our security networks.

The extent of the impact of the COVID-19 pandemic on the Company's operations and financial results depends on future developments and is highly uncertain due to the unknown duration and severity of the outbreak. The situation is changing rapidly and future impacts may materialize that are not yet known.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Form of Performance Restricted Stock Unit Agreement
10.2	Compensation Plan for Non-Employee Directors Amended and Restated September 19, 2019
10.3*	Temporary Salary Protection Waiver Letter between Noodles & Company and Dave Boennighausen dated April 1, 2020
10.4
Second Amendment to Credit Agreement dated June 16, 2020, by and among Noodles & Company, each of the Guarantors signatory thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Issuer and the lenders signatory thereto

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ KEN KUICK
Ken Kuick Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	June 17, 2020