Form 10-Q
period 2020-06-30
NOODLES & Co
filed 2020-08-06
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2020
Class A Common Stock, $0.01 par value per share	44,354,811 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,076	$10,459
Accounts receivable	2,406	3,503
Inventories	9,510	9,871
Prepaid expenses and other assets	3,562	5,386
Income tax receivable	180	103
Total current assets	77,734	29,322
Property and equipment, net	124,640	128,867
Operating lease assets, net	209,445	209,717
Goodwill	7,154	7,154
Intangibles, net	855	883
Other assets, net	2,567	2,576
Total long-term assets	344,661	349,197
Total assets	$422,395	$378,519
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,380	$9,351
Accrued payroll and benefits	10,222	13,479
Accrued expenses and other current liabilities	12,478	11,679
Current operating lease liabilities	26,144	22,775
Current portion of long-term debt	750	750
Total current liabilities	60,974	58,034
Long-term debt, net	93,040	40,497
Long-term operating lease liabilities, net	229,196	225,014
Deferred tax liabilities, net	247	200
Other long-term liabilities	6,662	4,203
Total liabilities	390,119	327,948

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of June 30, 2020 and December 31, 2019; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 46,778,682 issued and 44,354,811 outstanding as of June 30, 2020 and 46,557,934 issued and 44,134,063 outstanding as of December 31, 2019	468	466
Treasury stock, at cost, 2,423,871 shares as of June 30, 2020 and December 31, 2019	(35,000)	(35,000)
Additional paid-in capital	201,601	200,585
Accumulated deficit	(134,793)	(115,480)
Total stockholders’ equity	32,276	50,571
Total liabilities and stockholders’ equity	$422,395	$378,519
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019
Revenue:
Restaurant revenue	$80,021	$118,858	$178,737	$227,623
Franchising royalties and fees, and other	136	1,332	1,768	2,613
Total revenue	80,157	120,190	180,505	230,236
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	20,020	30,448	45,224	59,539
Labor	27,137	38,877	61,368	75,969
Occupancy	11,676	12,311	23,736	24,741
Other restaurant operating costs	15,789	16,858	32,478	33,314
General and administrative	10,034	11,848	20,588	21,988
Depreciation and amortization	5,397	5,661	10,732	11,168
Pre-opening	71	65	144	65
Restaurant impairments, closure costs and asset disposals	2,558	2,884	3,614	3,304
Total costs and expenses	92,682	118,952	197,884	230,088
(Loss) income from operations	(12,525)	1,238	(17,379)	148
Interest expense, net	920	800	1,888	1,561
(Loss) income before taxes	(13,445)	438	(19,267)	(1,413)
Provision for income taxes	33	—	46	—
Net (loss) income and comprehensive (loss) income	$(13,478)	$438	$(19,313)	$(1,413)
(Loss) earnings per Class A and Class B common stock, combined
Basic	$(0.30)	$0.01	$(0.44)	$(0.03)
Diluted	$(0.30)	$0.01	$(0.44)	$(0.03)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	44,212,751	43,964,175	44,177,648	43,955,580
Diluted	44,212,751	45,075,888	44,177,648	43,955,580

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—April 1, 2020	46,583,879	$466	2,423,871	$(35,000)	$200,755	$(121,315)	$44,906
Stock plan transactions and other	194,803	2	—	—	(273)	—	(271)
Stock-based compensation expense	—	—	—	—	1,119	—	1,119
Net loss	—	—	—	—	—	(13,478)	(13,478)
Balance—June 30, 2020	46,778,682	$468	2,423,871	$(35,000)	$201,601	$(134,793)	$32,276

Balance—April 2, 2019	46,370,951	$464	2,423,871	$(35,000)	$199,110	$(118,978)	$45,596
Stock plan transactions and other	137,635	1	—	—	(257)	—	(256)
Stock-based compensation expense	—	—	—	—	1,125	—	1,125
Net income	—	—	—	—	—	438	438
Balance—July 2, 2019	46,508,586	$465	2,423,871	$(35,000)	$199,978	$(118,540)	$46,903

	Two Fiscal Quarters Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2019	46,557,934	$466	2,423,871	$(35,000)	$200,585	$(115,480)	$50,571
Stock plan transactions and other	220,748	2	—	—	(274)	—	(272)
Stock-based compensation expense	—	—	—	—	1,290	—	1,290
Net loss	—	—	—	—	—	(19,313)	(19,313)
Balance—June 30, 2020	46,778,682	$468	2,423,871	$(35,000)	$201,601	$(134,793)	$32,276

Balance—January 1, 2019	46,353,309	$464	2,423,871	$(35,000)	$198,352	$(111,135)	$52,681
Stock plan transactions and other	155,277	1	—	—	(236)	—	(235)
Stock-based compensation expense	—	—	—	—	1,862	—	1,862
Adoption of ASU No. 2016-02, Leases (Topic 842)	—	—	—	—	—	(5,992)	(5,992)
Net loss	—	—	—	—	—	(1,413)	(1,413)
Balance—July 2, 2019	46,508,586	$465	2,423,871	$(35,000)	$199,978	$(118,540)	$46,903
_____________

(1)	Unless otherwise noted, activity relates to Class A common stock.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Two Fiscal Quarters Ended
	June 30, 2020	July 2, 2019
Operating activities
Net loss	$(19,313)	$(1,413)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,732	11,168
Deferred income taxes	47	—
Restaurant impairments, closure costs and asset disposals	3,029	2,784
Amortization of debt issuance costs	149	250
Stock-based compensation	1,253	1,841
Changes in operating assets and liabilities:
Accounts receivable	1,190	(143)
Inventories	306	(347)
Prepaid expenses and other assets	87	(904)
Accounts payable	2,722	(1,332)
Income taxes	(77)	(6)
Operating lease assets and liabilities	7,507	(407)
Accrued expenses and other liabilities	(925)	(2,483)
Net cash provided by operating activities	6,707	9,008
Investing activities
Purchases of property and equipment	(6,810)	(8,217)
Proceeds from disposal of property and equipment	—	352
Franchise restaurant acquisition, net of cash acquired	—	(1,387)
Net cash used in investing activities	(6,810)	(9,252)
Financing activities
Proceeds from issuance of long-term debt	55,500	—
Payments on long-term debt	(2,375)	(500)
Payments on finance leases	(402)	(338)
Debt issuance costs	(731)	—
Stock plan transactions and tax withholding on share-based compensation awards	(272)	(235)
Net cash provided by (used in) financing activities	51,720	(1,073)
Net increase (decrease) in cash and cash equivalents	51,617	(1,317)
Cash and cash equivalents
Beginning of period	10,459	4,655
End of period	$62,076	$3,338
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of June 30, 2020, the Company had 380 company-owned restaurants and 76 franchise restaurants in 29 states and the District of Columbia. The Company operates its business as one operating and reportable segment.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2020, which ends on December 29, 2020, and fiscal year 2019, which ended on December 31, 2019, both contain 52 weeks. The Company’s fiscal quarter that ended June 30, 2020 is referred to as the second quarter of 2020, and the fiscal quarter ended July 2, 2019 is referred to as the second quarter of 2019.

Risks and Uncertainties

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is uncertain and difficult to predict. Our operational and financial performance will depend on future developments, including the duration of the outbreak, limitations imposed by federal, state and local governments with respect to reduced seating capacity in our restaurants and other social distancing measures, and our customers’ future willingness to eat at restaurants. Furthermore, capital and financial markets have been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause an extended economic recession. All of the effects of the COVID-19 pandemic could have a material adverse effect on our business. Although the ultimate severity of the COVID-19 pandemic is uncertain at this time, we have implemented several new initiatives to adapt our operations to the current environment, including direct delivery and curbside pickup, to further bolster our existing off premise capabilities.

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

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Insurance receivable	$96	$744
Vendor rebate receivables	281	788
Franchise and other receivables	2,029	1,971
	$2,406	$3,503

Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid occupancy related costs	$608	$834
Other prepaid expenses	2,948	2,799
Other current assets (1)	6	1,753
	$3,562	$5,386
_____________________________

(1)	Other current assets as of December 31, 2019 included assets held in connection with the divestiture of nine company-owned restaurants to a franchisee (“RCRG Sale”) which closed in January 2020.

Property and equipment, net, consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Leasehold improvements	$197,859	$200,580
Furniture, fixtures and equipment	124,587	122,752
Construction in progress	5,899	2,890
	328,345	326,222
Accumulated depreciation and amortization	(203,705)	(197,355)
Property and equipment, net	$124,640	$128,867

Accrued payroll and benefits consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued payroll and related liabilities	$5,634	$6,364
Accrued bonus	848	3,505
Insurance liabilities	3,740	3,610
	$10,222	$13,479

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Gift card liability	$1,900	$2,398
Occupancy related	1,695	1,458
Utilities	1,221	1,379
Deferred revenue	1,690	555
Current portion of finance lease liability	998	510
Other accrued expenses	4,974	5,379
Accrued expenses and other current liabilities	$12,478	$11,679

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
On November 20, 2019, the Company amended its 2018 Credit Facility by entering into the First Amendment to the Credit Facility (the “Amendment” or “First Amended Credit Facility”). Among other things, the Amendment: (i) extended the maturity date to November 20, 2024; (ii) increased the revolving credit facility from $65.0 million to $75.0 million; (iii) delayed step downs of the Company’s leverage covenant; and (iv) increased the limit on capital expenditures to $37.0 million in 2020 and to $45.0 million in 2021 and each fiscal year thereafter.
Borrowings under the First Amended Credit Facility, including the term loan facility, bear interest annually, at the Company’s option, at either (i) LIBOR plus a margin of 2.00% to 2.75% per annum, based upon the consolidated total lease-adjusted leverage ratio or (ii) the highest of the following base rates plus a margin of 1.00% to 1.75% per annum: (a) the federal funds rate plus 0.50%; (b) the U.S. Bank prime rate or (c) the one-month LIBOR plus 1.00%. The Amendment includes a commitment fee of 0.20% to 0.35% per annum, based upon the consolidated total lease-adjusted leverage ratio, on any unused portion of the revolving credit facility.
On June 16, 2020 (the “Effective Date”), the Company amended its 2018 Credit Facility by entering into the Second Amendment to the Credit Facility (the “Second Amendment” or the “Second Amended Credit Facility”). Beginning on the Effective Date and through the third quarter of 2021 (the “Amendment Period”), borrowings under the Second Amended Credit Facility, including the term loan facility (“Borrowings”), will bear interest at LIBOR plus 3.25% per annum. Following the Amendment Period, borrowings will bear interest at LIBOR plus a margin of 2.00% to 3.00% per annum, based upon the consolidated total lease-adjusted leverage ratio. Among other things, the Second Amendment (i) waives the lease-adjusted leverage ratio and fixed charge ratio covenants through the first quarter of 2021; (ii) amends the Company’s lease-adjusted leverage ratio and fixed coverage ratio covenant thresholds beginning in the second quarter of 2021 through the third quarter of 2022 and the first quarter of 2022, respectively and (iii) limits capital expenditures to $12.0 million in 2020, $12.0 million plus a liquidity-based performance basket up to an additional $12.0 million in 2021, $34.0 million in 2022, $37.0 million in 2023 and $45.0 million annually thereafter.

As of June 30, 2020, the Company had $95.7 million of indebtedness (excluding $2.0 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the Second Amended Credit Facility. As of June 30, 2020, the Company had cash on hand of $62.1 million.
The term loan requires principal payments of $187,500 per quarter through the third quarter of 2021, $375,000 per quarter through the third quarter of 2022, and $531,250 per quarter through the third quarter of 2023 and $625,000 per quarter thereafter through maturity.

Aggregate maturities for debt outstanding as of June 30, 2020 are as follows (in thousands):

Year 1	$750
Year 2	1,313
Year 3	1,969
Year 4	2,406
Year 5	89,305
Total	$95,743

The Company’s outstanding indebtedness bore interest at rates between 3.07% to 6.25% during the first two quarters of 2020.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of June 30, 2020.
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

During the second quarter of 2020, the Company performed an interim qualitative impairment assessment of goodwill, due to the impact of the COVID-19 pandemic on its operating results. Based on the qualitative assessment performed, management determined that the Company’s goodwill has not been impaired as of June 30, 2020 and, as a result, no impairment charge was recorded in the second quarter of 2020 or in the first two quarters of 2020.

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of June 30, 2020 and July 2, 2019 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019
Provision for income taxes	$33	$—	$46	$—
Effective tax rate	(0.2)%	—%	(0.2)%	—%

The effective tax rate for the second quarter of 2020 and the second quarter of 2019 reflect the impact of the previously recorded valuation allowance. For the remainder of fiscal 2020, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

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

6. Stock-Based Compensation

The Company’s Stock Incentive Plan (the “Plan”), as amended and restated in May of 2013, authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and incentive bonuses to employees, officers, non-employee directors and other service providers. As of June 30, 2020, approximately 2.8 million share-based awards were available to be granted under the Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019
Stock-based compensation expense	$1,094	$1,155	$1,253	$1,881
Capitalized stock-based compensation expense	$25	$10	$37	$21

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019
Restaurant impairments (1)	$2,135	$2,276	$2,262	$2,465
Closure costs (1)	299	173	512	134
Loss on disposal of assets and other	124	435	840	705
	$2,558	$2,884	$3,614	$3,304

_____________________________

(1)	Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.

During the second quarter of 2020, five restaurants were identified as impaired for which the Company recorded an impairment charge of $2.1 million. In the second quarter of 2019, two restaurants were impaired for a total impairment charge of $2.2 million. Impairment is based on management’s current assessment of the expected future cash flows of a restaurant based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and is determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value and the right-of-use asset based on a discounted cash flow analysis utilizing market lease rates. The Company will continue to monitor the impact from the COVID-19 pandemic as it relates to recoverability of long-lived assets. Although we have seen an improvement in sales, we are unable to predict how long these conditions will persist, what additional measures may be introduced by governments or what effect any such additional measures may have on restaurants and our business. Any measure that encourages consumers to stay in their homes, engage in social distancing or avoid larger gatherings of people for an extended period of time is highly likely to be harmful to the restaurant industry in general.

Closure costs in each of the second quarter and first two quarters of 2020 and 2019 include ongoing costs related to restaurants closed in previous years as well as one company-owned restaurant closed during the second quarter of 2020 that was near the end of its lease term. In addition, closure costs in the second quarter and first two quarters of 2019 were partially offset by a gain of $0.1 million and $0.4 million, respectively, from adjustments to liabilities as lease terminations occur.

Loss on disposal of assets and other includes expenses recognized during the first two quarters of 2020 related to the divestiture of company-owned restaurants to a franchisee.

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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019
Net (loss) income	$(13,478)	$438	$(19,313)	$(1,413)
Shares:
Basic weighted average shares outstanding	44,212,751	43,964,175	44,177,648	43,955,580
Effect of dilutive securities	—	1,111,713	—	—
Diluted weighted average shares outstanding	44,212,751	45,075,888	44,177,648	43,955,580
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.30)	$0.01	$(0.44)	$(0.03)
Diluted (loss) earnings per share	$(0.30)	$0.01	$(0.44)	$(0.03)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards or exercise of outstanding warrants that were excluded from the calculation of diluted earnings (loss) per share because the effect of their inclusion would have been anti-dilutive totaled 4,142,754 and 1,297,255 for the second quarter of 2020 and 2019, respectively, and totaled 3,309,278 and 3,229,030 for the first two quarters of 2020 and 2019, respectively.

9. Leases

As discussed in Note 1, Business Summary and Basis of Presentation, the COVID-19 pandemic impacted us significantly, including causing us to close all of our dining rooms starting in March 2020. We commenced reopening a portion of our dining rooms in June of 2020. During the second quarter of 2020, we were able to negotiate with the majority of our landlords to obtain rent abatements, defer rent amounts due during the second quarter, or in some cases, extend the period of the respective lease term. In the case where the lease term was extended, we remeasured the remaining consideration in the contract. The total rent that was deferred for lease amendments that have been executed through June 30, 2020 was $4.0 million.
Further, for certain of our restaurants, the COVID-19 pandemic had a significant impact to the underlying asset values. Based on an impairment analysis performed during the quarter ended June 30, 2020, we recorded asset impairment charges of $0.3 million to reduce the carrying value of certain operating lease assets to their respective estimated fair value.
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		June 30, 2020	December 31, 2019
Assets
Operating	Operating lease assets, net	$209,445	$209,717
Finance	Finance lease assets, net (1)	3,086	771
Total leased assets		$212,531	$210,488
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$26,144	$22,775
Finance	Current finance lease liabilities (2)	998	510
Long-term lease liabilities
Operating	Long-term operating lease liabilities	229,196	225,014
Finance	Long-term finance lease liabilities (2)	2,127	281
Total lease liabilities		$258,465	$248,580
_____________________

(1)	The finance lease assets are included in property and equipment, net in the Condensed Consolidated Balance Sheets.

(2)
The current portion of the finance lease liabilities is included in accrued expenses and other current liabilities, and the long-term portion was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.1 million and $0.1 million for the for the second quarter of 2020 and 2019, and $0.5 million and $0.2 million first two quarters of 2020 and 2019, respectively.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019
Cash paid for lease liabilities:
Operating leases	$6,066	$10,813	$13,574	$21,506
Finance leases	270	160	452	377
	$6,336	$10,973	$14,026	$21,883
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$4,557	$2,049	$10,281	$5,210
Finance leases	1,238	179	2,842	229
	$5,795	$2,228	$13,123	$5,439

Future minimum lease payments required under existing leases as of June 30, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2020	$22,747	$599	$23,346
2021	44,433	978	45,411
2022	43,604	836	44,440
2023	42,514	682	43,196
2024	40,982	218	41,200
Thereafter	170,200	37	170,237
Total lease payments	364,480	3,350	367,830
Less: Imputed interest	109,140	225	109,365
Present value of lease liabilities	$255,340	$3,125	$258,465

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the two quarters ended June 30, 2020 and July 2, 2019 (in thousands):

	June 30, 2020	July 2, 2019
Interest paid (net of amounts capitalized)	$1,666	$1,382
Income taxes paid	25	6
Purchases of property and equipment accrued in accounts payable	1,793	2,392

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

As of June 30, 2020 and December 31, 2019, the current portion of the gift card liability, $1.9 million and $2.4 million, respectively, was included in accrued expenses and other current liabilities, and the long-term portion, $0.6 million and $0.9 million, respectively, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $2.1 million and $3.2 million for the first two quarters of 2020 and 2019, respectively.

Franchise Fees

Royalties from franchise restaurants are based on a percentage of restaurant revenues and are recognized in the period the related franchised restaurants’ sales occur. In the second quarter of 2020, we forgave the franchise royalties due for the quarter due to the impact of the COVID-19 pandemic. In the third quarter, we will resume recognizing franchise royalty revenue and cash collection. Development fees and franchise fees, portions of which are collected in advance, are nonrefundable and are recognized in income ratably over the term of the related franchise agreement or recognized upon the termination of the agreement between the Company and the franchisee. The Company has determined that the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement and should be treated as a single performance obligation; therefore, initial fees received from franchisees are recognized as revenue over the term of each respective franchise agreement, which is typically 20 years.
Loyalty Program
Customers who register on the Noodles App are automatically enrolled in the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of June 30, 2020 and December 31, 2019, the deferred revenue related to the rewards was $1.7 million and $0.6 million, respectively, and was included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

12. Commitments and Contingencies

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2020. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding our ability to navigate the COVID-19 pandemic, projected capital expenditures, the revenue and balance sheet impact of the COVID-19 pandemic, estimated costs associated with our closure of underperforming restaurants, the implementation and results of strategic initiatives and our future financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, the extent, duration and severity of the COVID-19 pandemic; governmental and customer response to the COVID-19 pandemic; other conditions beyond our control such as weather, natural disasters, disease outbreaks, epidemics or pandemics impacting our customers or food supplies; consumer reaction to industry related public health issues and health pandemics and perceptions of food safety, our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including new restaurant initiatives and operational strategies to improve the performance of our restaurant portfolio; our ability to maintain compliance with debt covenants and continue to access financing necessary to execute our business strategy; the success of our marketing efforts; our ability to open new restaurants on schedule; current economic conditions; price and availability of commodities; our ability to adequately staff our restaurants; changes in labor costs; consumer confidence and spending patterns; seasonal factors; and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020..

Impact of COVID-19 Pandemic on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and the duration of the COVID-19 pandemic. As of the date of this filing, while substantially all of our restaurants continue to operate, public access to our dining rooms has been restricted in many of our restaurants, which negatively impacted sales during the quarter and may negatively impact sales until the COVID-19 pandemic moderates. While we cannot predict the extent to which the COVID-19 pandemic will impact our business, comparable sales have meaningfully and progressively improved since the beginning of the pandemic and recent sales levels have approached the sales levels for the same periods of the prior year, as our business was well-positioned for the transition to largely off-premise dining that has resulted from the outbreak. The shifting demand pattern towards our off-premise offerings, including delivery, has caused a reduction in our restaurant level margins due primarily to higher delivery fees.

We intend to continue to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our team members, customers, suppliers and shareholders. While we are unable to determine or predict the nature, duration or scope of the impact that the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we have sought to describe where our company stands today, how our response to the COVID-19 pandemic is progressing and our expectations regarding how our operations and financial condition may change as the response and ultimate recovery against the COVID-19 pandemic progresses.

Recent Trends, Risks and Uncertainties

Comparable Restaurant Sales. In the second quarter of 2020, system-wide comparable restaurant sales decreased 30.9%, comprised of a 30.1% decrease for company-owned restaurants and a 35.4% decrease for franchise restaurants.

The cadence of comparable restaurant sales and average unit volumes during the second quarter and third quarter to-date are as set forth below. Company-owned restaurants were closed July 4th and 5th 2020 in appreciation of our teams’ efforts during the pandemic. All restaurants were open during that time frame in 2019, negatively impacting comparable restaurant sales during same period in 2020:

Comparable Restaurant Sales	4 Weeks Ended April 28, 2020	4 Weeks Ended May 26, 2020	5 Weeks Ended June 30, 2020	2 Weeks Ended July 14, 2020 (1)	2 Weeks Ended July 28, 2020
Company-owned	(47.0)%	(28.9)%	(17.7)%	(13.9)%	(3.8)%
Franchise	(55.5)%	(37.3)%	(18.1)%	(7.5)%	(7.8)%
System-wide	(48.2)%	(30.1)%	(17.8)%	(13.0)%	(4.4)%
Average Unit Volumes (000’s)	$685	$901	$1,044	$1,168	$1,181
_________________
(1) Company-owned restaurants were closed July 4 and July 5, 2020.

Our ability to return to positive comparable restaurant sales depends, among other reasons, on (i) the duration of the COVID-19 pandemic, (ii) limitations imposed by federal, state and local governments with respect to reduced seating capacity in our restaurants and other social distancing measures, (iii) our customers’ future willingness to eat at restaurants and (iv) macroeconomic conditions and the length of time required for the national and local economies to achieve economic recovery following the crisis.

Cost of Sales. As a result of the COVID-19 pandemic, we have and expect to continue to incur incremental costs of sales, including the use of additional packaging supplies to support the continued increase in to go and off premise orders. Despite the increased packaging costs, we have continued to work with our suppliers for ongoing supply chain savings resulting in lower cost of sales. To date, there has been minimal disruption to our supply chain network, including the supply of our ingredients, packaging or other sourced materials, though it is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact the markets in which we operate. We are working closely with our distributors and contract manufacturers as the situation evolves. We intend to continue to actively monitor the situation, including the status of our supply chain, to determine the appropriate actions to minimize any supply chain interruptions.

Labor Costs. In the first two quarters of 2020, we were able to mitigate the impact of increased base labor costs through labor efficiencies such as our procedures around optimizing food preparation times. Additionally, during the first two quarters of 2020, we modified our labor model to reduce the number of staffing hours in our restaurants. Some jurisdictions in which we operate have recently increased their minimum wage and other jurisdictions are considering similar actions. Significant additional government-imposed increases could materially affect our labor costs.

Certain Restaurant Closures. We permanently closed one company-owned restaurant in the first two quarters of 2020. From the last half of March through June 2020, nearly all of our dining rooms were closed due to the COVID-19 pandemic. We have begun reopening dining rooms in certain restaurants and will continue to open the remaining dining rooms as appropriate. We currently do not anticipate a significant number of permanent restaurant closures in the foreseeable future; however, we may from time to time permanently close certain restaurants, including permanent closures at, or near, the expiration of the leases for these restaurants.

Restaurant Development. In the first two quarters of 2020, we opened one new company-owned restaurant and sold nine restaurants to a franchisee. As of June 30, 2020, we had 380 company-owned restaurants and 76 franchise restaurants in 29 states and the District of Columbia. In response to the onset of the COVID-19 pandemic and to preserve cash, we substantively halted capital investment in new unit development during the second quarter. Given the Company’s sales recovery in recent months, as well as an anticipated increase in favorable real estate availability, we expect to incorporate increased unit development into our strategic growth plan for 2021 and beyond.

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

Average Unit Volume

AUV consists of the average annualized sales of all restaurants for a given time period. AUV is calculated by dividing restaurant revenue by the number of operating days within each time period and multiplying by the number of operating days we have in a typical year. This measurement allows management to assess changes in revenue patterns at our restaurants.

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

Results of Operations

The following table presents a reconciliation of net (loss) income to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019
	(in thousands, unaudited)
Net (loss) income	$(13,478)	$438	$(19,313)	$(1,413)
Depreciation and amortization	5,397	5,661	10,732	11,168
Interest expense, net	920	800	1,888	1,561
Provision for income taxes	33	—	46	—
EBITDA	$(7,128)	$6,899	$(6,647)	$11,316
Restaurant impairments, closure costs and asset disposals (1)	2,558	2,884	3,614	3,304
Stock-based compensation expense	1,094	1,155	1,253	1,881
Fees and costs related to transactions and other acquisition/disposition costs	73	—	162	36
Severance costs	89	—	89	—
Adjusted EBITDA	$(3,314)	$10,938	$(1,529)	$16,537
_____________________

(1)
Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019
Company-Owned Restaurant Activity
Beginning of period	381	395	389	394
Openings	—	—	1	—
Acquisition (2)	—	—	—	1
Closures	(1)	—	(1)	—
Divestitures (1)	—	—	(9)	—
Restaurants at end of period	380	395	380	395
Franchise Restaurant Activity
Beginning of period	77	64	68	65
Openings	—	—	—	—
Acquisitions (1)	—	—	9	—
Closures	(1)	(2)	(1)	(2)
Divestiture (2)	—	—	—	(1)
Restaurants at end of period	76	62	76	62
Total restaurants	456	457	456	457
_____________________________

(1)	Represents nine company-owned restaurants sold to a franchisee.

(2)	Represents one franchise restaurant acquired by us.

Statement of Operations as a Percentage of Revenue

The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019
	(unaudited)
Revenue:
Restaurant revenue	99.8%	98.9%	99.0%	98.9%
Franchising royalties and fees, and other	0.2%	1.1%	1.0%	1.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.0%	25.6%	25.3%	26.2%
Labor	33.9%	32.7%	34.3%	33.4%
Occupancy	14.6%	10.4%	13.3%	10.9%
Other restaurant operating costs	19.7%	14.2%	18.2%	14.6%
General and administrative	12.5%	9.9%	11.4%	9.6%
Depreciation and amortization	6.7%	4.7%	5.9%	4.9%
Pre-opening	0.1%	0.1%	0.1%	—%
Restaurant impairments, closure costs and asset disposals	3.2%	2.4%	2.0%	1.4%
Total costs and expenses	115.6%	99.0%	109.6%	99.9%
(Loss) income from operations	(15.6)%	1.0%	(9.6)%	0.1%
Interest expense, net	1.1%	0.7%	1.0%	0.7%
(Loss) income before taxes	(16.8)%	0.4%	(10.7)%	(0.6)%
Provision for income taxes	—%	—%	—%	—%
Net (loss) income	(16.8)%	0.4%	(10.7)%	(0.6)%

Second Quarter Ended June 30, 2020 Compared to Second Quarter Ended July 2, 2019

The table below presents our unaudited operating results for the second quarters of 2020 and 2019, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	June 30, 2020	July 2, 2019	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$80,021	$118,858	$(38,837)	(32.7)%
Franchising royalties and fees, and other	136	1,332	(1,196)	(89.8)%
Total revenue	80,157	120,190	(40,033)	(33.3)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	20,020	30,448	(10,428)	(34.2)%
Labor	27,137	38,877	(11,740)	(30.2)%
Occupancy	11,676	12,311	(635)	(5.2)%
Other restaurant operating costs	15,789	16,858	(1,069)	(6.3)%
General and administrative	10,034	11,848	(1,814)	(15.3)%
Depreciation and amortization	5,397	5,661	(264)	(4.7)%
Pre-opening	71	65	6	9.2%
Restaurant impairments, closure costs and asset disposals	2,558	2,884	(326)	(11.3)%
Total costs and expenses	92,682	118,952	(26,270)	(22.1)%
(Loss) income from operations	(12,525)	1,238	(13,763)	*
Interest expense, net	920	800	120	15.0%
(Loss) income before taxes	(13,445)	438	(13,883)	*
Provision for income taxes	33	—	33	100.0%
Net (loss) income	$(13,478)	$438	$(13,916)	*
Company-owned:
Average unit volume	$891	$1,201	$(310)	(25.8)%
Comparable restaurant sales	(30.1)%	4.8%
________________

*	Not meaningful.

Revenue

Total revenue decreased $40.0 million in the second quarter of 2020, or 33.3%, to $80.2 million, compared to $120.2 million in the second quarter of 2019. This decrease was due to a decline in traffic related to the impact of the COVID-19 pandemic during the quarter, as well as a $3.0 million decrease related to the refranchising of 14 total restaurants since the second quarter of 2019.

AUV decreased $310,000 compared to the prior year. AUV for the second quarter of 2020 was $891,000.

System-wide comparable restaurant sales were down 30.9% in the second quarter of 2020, comprised of a 30.1% decrease at company-owned restaurants and a 35.4% decrease at franchise-owned restaurants. The comparable restaurant sales decline in the second quarter of 2020 was driven primarily by a decline in traffic related to the impact of the COVID-19 pandemic, partially offset by increased off-premise sales and a new menu pricing structure. Comparable restaurant sales improved throughout the quarter and that improvement has continued into the third quarter. During the last two weeks of the July fiscal period, comparable sales declined only 3.8% at company-owned restaurants.

System-wide comparable sales were down 48.2% for the four weeks ended April 28, down 30.1% for the four weeks ended May 26 and down 17.8% for the five weeks ended June 30. Average unit volumes, which normalizes for the impact of temporary restaurant closures, declined 0.5% during the fiscal period ending July 28, 2020.

In the second quarter of 2020, we forgave the franchise royalties due to the COVID-19 pandemic. In the third quarter, we will resume recognizing franchise royalty revenue and cash collection.

Cost of Sales

Cost of sales decreased by $10.4 million, or 34.2%, in the second quarter of 2020 compared to the same period of 2019, due primarily to the reduction in restaurant revenue. As a percentage of restaurant revenue, cost of sales decreased to 25.0% in the second quarter of 2020 compared to 25.6% in second quarter of 2019 primarily due to ongoing supply chain initiatives, increased menu pricing and lower discounting, partially offset by higher packaging costs associated with the shift to increased off-premise sales in response to the COVID-19 pandemic.

Labor Costs

Labor costs decreased by $11.7 million, or 30.2%, in the second quarter of 2020 compared to the same period of 2019. As a percentage of restaurant revenue, labor costs increased to 33.9% in the second quarter of 2020 from 32.7% in the second quarter of 2019 due to the decline in restaurant sales associated with the COVID-19 pandemic, partially offset by labor initiatives.

Occupancy Costs

Occupancy costs decreased by $0.6 million, or 5.2%, in the second quarter of 2020 compared to the second quarter of 2019 primarily due to restaurants closed or impaired since the beginning of the second quarter of 2019 as well the impact of rent concessions granted by certain landlords as a result of the COVID-19 pandemic. As a percentage of revenue, occupancy costs increased to 14.6% in the second quarter of 2020, compared to 10.4% in the second quarter of 2019 due to reduced revenue from the impact of the COVID-19 pandemic.

Other Restaurant Operating Costs

Other restaurant operating costs decreased by $1.1 million, or 6.3%, in the second quarter of 2020 compared to the second quarter of 2019 due to cost savings initiatives related to the COVID-19 pandemic. As a percentage of restaurant revenue, other restaurant operating costs increased to 19.7% in the second quarter of 2020 compared to 14.2% in the second quarter of 2019 due primarily to increased third-party delivery fees resulting from a significant expansion of our use of third-party delivery services in the second quarter of 2020 due to the COVID-19 pandemic.

General and Administrative Expense

General and administrative expense decreased by $1.8 million or 15.3% in the second quarter of 2020 compared to the second quarter of 2019, due primarily to the cost savings initiatives implemented as a result of the COVID-19 pandemic including position reductions, furloughs, temporary salary reductions and reduction in bonus expense, partially offset by an increase in marketing expense. As a percentage of revenue, general and administrative expense increased to 12.5% in the second quarter of 2020 from 9.9% in the second quarter of 2019 due primarily to the decline in revenue.

Depreciation and Amortization

Depreciation and amortization decreased by $0.3 million, or 4.7%, in the second quarter of 2020 compared to the second quarter of 2019, due primarily to restaurants closed or impaired since the beginning of the second quarter of 2019 and the impact of the nine restaurants sold to a franchisee, partially offset by new asset additions. As a percentage of revenue, depreciation and amortization increased to 6.7% in the second quarter of 2020 from 4.7% in the second quarter of 2019.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals decreased by $0.3 million in the second quarter of 2020 compared to the second quarter of 2019, due primarily to a decrease in losses from the disposal of assets. We also recorded a $2.1 million impairment charge in the second quarter of 2020 related to five restaurants that were particularly impacted by the COVID-19 pandemic. In the second quarter of 2019, we recorded a $2.2 million impairment charge for two restaurants.

Interest Expense

Interest expense increased by $0.1 million in the second quarter of 2020 compared to the second quarter of 2019. The increase was due to higher average borrowings during the second quarter of 2020 compared to the second quarter of 2019.

Provision for Income Taxes

The effective tax rate was (0.2)% for the second quarter of 2020 compared to 0.0% for the second quarter of 2019. The effective tax rate for the second quarter of 2020 reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2020, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Two Quarters Ended June 30, 2020 Compared to Two Quarters Ended July 2, 2019

The table below presents our unaudited operating results for the first two quarters of 2020 and 2019, and the related period-over-period changes.

	Two Fiscal Quarters Ended		Increase / (Decrease)
	June 30, 2020	July 2, 2019	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$178,737	$227,623	$(48,886)	(21.5)%
Franchising royalties and fees, and other	1,768	2,613	(845)	(32.3)%
Total revenue	180,505	230,236	(49,731)	(21.6)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	45,224	59,539	(14,315)	(24.0)%
Labor	61,368	75,969	(14,601)	(19.2)%
Occupancy	23,736	24,741	(1,005)	(4.1)%
Other restaurant operating costs	32,478	33,314	(836)	(2.5)%
General and administrative	20,588	21,988	(1,400)	(6.4)%
Depreciation and amortization	10,732	11,168	(436)	(3.9)%
Pre-opening	144	65	79	*
Restaurant impairments, closure costs and asset disposals	3,614	3,304	310	9.4%
Total costs and expenses	197,884	230,088	(32,204)	(14.0)%
(Loss) income from operations	(17,379)	148	(17,527)	*
Interest expense, net	1,888	1,561	327	20.9%
Loss before taxes	(19,267)	(1,413)	(17,854)	*
Provision for income taxes	46	—	46	100.0%
Net loss	$(19,313)	$(1,413)	$(17,900)	*
Company-owned:
Average unit volumes	$966	$1,152	$(186)	(16.1)%
Comparable restaurant sales	(19.0)%	3.9%
________________

*	Not meaningful.

Revenue

Total revenue decreased by $49.7 million, or 21.6%, in the first two quarters of 2020, to $180.5 million compared to $230.2 million in the same period of 2019. This decrease was primarily due to the decrease in comparable restaurant sales as a result of the COVID-19 pandemic.

Comparable restaurant sales decreased by 19.0% at company-owned restaurants, decreased by 22.6% at franchise-owned restaurants and decreased by 19.5% system-wide in the first two quarters of 2020. The comparable restaurant sales decline in the first two quarters of 2020 was driven primarily by a decline in traffic related to the impact of the COVID-19 pandemic, partially offset by increased off-premise sales and a new menu pricing structure.

Cost of Sales

Cost of sales decreased by $14.3 million, or 24.0%, in the first two quarters of 2020 compared to the same period of 2019, due primarily to ongoing supply chain initiatives, increased menu pricing and lower discounting, partially offset by higher packaging costs associated with the shift to increased off-premise sales in response to the COVID-19 pandemic. As a percentage of restaurant revenue, cost of sales decreased to 25.3% in the first two quarters of 2020 compared to 26.2% in the first two quarters of 2019 primarily due to increased menu pricing and supply chain savings initiatives.

Labor Costs

Labor costs decreased by $14.6 million, or 19.2%, in the first two quarters of 2020 compared to the same period of 2019, due primarily to the decline in restaurant sales associated with the COVID-19 pandemic, partially offset by labor initiatives in the first two quarters of 2020. As a percentage of restaurant revenue, labor costs increased to 34.3% in the first two quarters of 2020 compared to 33.4% in the first two quarters of 2019. The increase as a percentage of restaurant revenue was driven by the decline in restaurant sales.

Occupancy Costs

Occupancy costs decreased by $1.0 million, or 4.1%, in the first two quarters of 2020 compared to the first two quarters of 2019 due to restaurants closed or impaired since the beginning of the first quarter of 2019 as well as the impact of the nine restaurants sold to a franchisee in January 2020. As a percentage of revenue, occupancy costs increased to 13.3% in first two quarters of 2020, compared to 10.9% in the first two quarters of 2019, primarily due to reduced revenue from the impact of the COVID-19 pandemic.

Other Restaurant Operating Costs

Other restaurant operating costs decreased by $0.8 million, or 2.5%, in the first two quarters of 2020 compared to the first two quarters of 2019, due primarily to cost savings initiatives related to the COVID-19 pandemic. As a percentage of restaurant revenue, other restaurant operating costs increased to 18.2% in the first two quarters of 2020, compared to 14.6% in the first two quarters of 2019 due primarily to increased third-party delivery fees resulting from a significant expansion of our use of third-party delivery services in the first two quarters of 2020 due to the COVID-19 pandemic.

General and Administrative Expense

General and administrative expense decreased by $1.4 million, or 6.4%, in the first two quarters of 2020 compared to the first two quarters of 2019, due primarily to the cost savings initiatives implemented as a result of the COVID-19 pandemic including position reductions, furloughs, temporary salary reductions and reduction in bonus expense, partially offset by an increase in marketing expense. As a percentage of revenue, general and administrative expense increased to 11.4% in the first two quarters of 2020 compared to 9.6% in the first two quarters of 2019.

Depreciation and Amortization

Depreciation and amortization decreased by $0.4 million, or 3.9%, in the first two quarters of 2020 compared to the first two quarters of 2019 primarily due to restaurants closed or impaired in the second quarter of 2019 and the impact of the nine restaurants sold to a franchisee, partially offset by new asset additions. As a percentage of revenue, depreciation and amortization increased to 5.9% in the first two quarters of 2020, compared to 4.9% in the first two quarters of 2019, due primarily to the decline in restaurant sales as a result of the COVID-19 pandemic.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased by $0.3 million in the first two quarters of 2020 compared to the first two quarters of 2019. The increase was largely due to ongoing closure costs which was higher during the first two quarters of 2020 by $0.4 million compared to the same period in 2019 as the closure costs in the first two quarters of 2019 were partially offset by gains recognized from the adjustments to liabilities on lease terminations. During the first two quarters of 2020, we also incurred losses from the disposal of assets related to the divestiture of company-owned restaurants to a franchisee. Additionally, there were five restaurant impairments in the first two quarters of 2020 compared to two restaurant impairments in the first two quarters of 2019.

Interest Expense

Interest expense increased by $0.3 million in the first two quarters of 2020 compared to the same period of 2019. The increase was mainly due to higher average borrowings in the first two quarters of 2020 compared to the first two quarters of 2019.

Provision for Income Taxes

The effective tax rate was (0.2)% for the first two quarters of 2020 compared to 0.0% for the first two quarters of 2019. The effective tax rate for the first two quarters of 2020 reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2020, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Liquidity and Capital Resources

Summary of Cash Flows
On November 20, 2019, the Company amended its 2018 Credit Facility by entering into the First Amendment to the Credit Facility (the “Amendment” or “Amended Credit Facility”).

On June 16, 2020 (the “Effective Date”), the Company amended its 2018 Credit Facility by entering into the Second Amendment to the Credit Facility (the “Second Amendment” or the “Second Amended Credit Facility”). Beginning on the Effective Date and through the third quarter of 2021 (the “Amendment Period”), borrowings under the Second Amended Credit Facility, including the term loan facility (“Borrowings”), will bear interest at LIBOR plus 3.25% per annum. Following the Amendment Period, Borrowings will bear interest at LIBOR plus a margin of 2.00% to 3.00% per annum, based upon the consolidated total lease-adjusted leverage ratio. Among other things, the Second Amendment (i) waives the lease-adjusted leverage ratio and fixed charge ratio covenants until the beginning of the second quarter of 2021, (ii) amends the Company’s lease-adjusted leverage ratio and fixed coverage ratio covenant thresholds beginning in the second quarter of 2021 through the third quarter of 2022 and the first quarter of 2022, respectively and (iii) limits capital expenditures to $12.0 million in 2020, $12.0 million plus a liquidity-based performance basket up to an additional $12.0 million in 2021, $34.0 million in 2022, $37.0 million in 2023 and $45.0 million annually thereafter. As of June 30, 2020, our cash and cash equivalents balance was $62.1 million and the amount available for future borrowings under our Amended Credit Facility was $0.5 million.

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

There is significant uncertainty surrounding the potential impact of the COVID-19 pandemic on our results of operations and cash flows. In the first two quarters of 2020, we proactively took steps to increase available cash on hand and reduce operating expenses, which included, but were not limited to, targeted reductions in discretionary operating expenses and capital expenditures, and drawing down funds available under our Amended Credit Facility.

Based on our most recent estimates of the COVID-19 pandemic impacts for the next twelve months, we believe that we will be in compliance with our debt covenants and have sufficient sources of cash to meet our liquidity needs and capital resource requirements for the next twelve months, primarily through currently available cash and cash equivalents and cash flows from operations.

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Two Fiscal Quarters Ended
	June 30, 2020	July 2, 2019
Net cash provided by operating activities	$6,707	$9,008
Net cash used in investing activities	(6,810)	(9,252)
Net cash provided by (used in) financing activities	51,720	(1,073)
Net increase (decrease) in cash and cash equivalents	$51,617	$(1,317)

Operating Activities

Net cash provided by operating activities decreased to $6.7 million in the first two quarters of 2020 from net cash provided by operating activities of $9.0 million in the first two quarters of 2019. The decline in operating cash flows resulted primarily from decreased net income during the first two quarters of 2020 due to the COVID-19 pandemic as well as working capital changes during the first two quarters of 2020 compared to the prior period of 2019, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, closure costs and asset disposals, stock-based compensation.

Investing Activities

Net cash used in investing activities decreased $2.4 million in the first two quarters of 2020 from $9.3 million in the first two quarters of 2019. This decrease was primarily due to fewer new restaurant openings in the first two quarters of 2020 compared to 2019 and the acquisition of one franchise restaurant in 2019.

Financing Activities

Net cash provided by financing activities was $51.7 million in the first two quarters of 2020 largely related to precautionary draws on our revolving credit facility totaling $55.5 million. The first two quarters of both 2020 and 2019 included payments on long-term debt and finance leases.

Capital Resources

Future Capital Expenditure Requirements. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants as well as information technology expenses and other general corporate capital expenditures.

Due to the initial impact of the COVID-19 pandemic, in the first two quarters of 2020, we substantively halted capital investment in new unit development as well as other discretionary capital initiatives, including our “kitchen of the future” initiative. We estimate capital expenditures will be approximately $10.0 million to $12.0 million for fiscal year 2020, primarily for repairs and maintenance and the opening of two to four company restaurants. We expect such capital expenditures to be funded by currently available cash and cash equivalents and cash from operations.

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

Liquidity. With uncertainty surrounding the COVID-19 pandemic and as a precautionary measure, we borrowed $55.5 million under our revolving credit facility during the first two quarters of 2020 to improve our cash position, providing the Company with a cash balance of approximately $62.1 million at the end of the second quarter of 2020 compared to $10.5 million as of December 31, 2019. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations and the expected franchise fees and royalties will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for at least the next twelve months.

Credit Facility

In November of 2019, we amended our 2018 Credit Facility by entering into that certain First Amendment to Credit Agreement (the “Amendment” or “First Amended Credit Facility”). Among other things, the Amendment: (i) extended the maturity date to November 20, 2024; (ii) increased the revolving credit facility from $65.0 million to $75.0 million; (iii) delayed step downs of the Company’s leverage covenant; and (iv) increased the limit on capital expenditures to $37.0 million in 2020 and to $45.0 million in 2021 and each fiscal year thereafter. Upon execution of the First Amended Credit Facility, the Company repaid in full its outstanding indebtedness under its prior credit facility using funds drawn on the First Amended Credit Facility. Upon repayment, the prior credit facility and all related agreements were terminated.
On June 16, 2020 (the “Effective Date”), the Company amended its 2018 Credit Facility by entering into the Second Amendment to the Credit Facility (the “Second Amendment” or the “Second Amended Credit Facility”). Beginning on the Effective Date and through the third quarter of 2021 (the “Amendment Period”), borrowings under the Second Amended Credit Facility, including the term loan facility (“Borrowings”), will bear interest at LIBOR plus 3.25% per annum. Following the Amendment Period, borrowings will bear interest at LIBOR plus a margin of 2.00% to 3.00% per annum, based upon the consolidated total lease-adjusted leverage ratio. Among other things, the Second Amendment (i) waives the lease-adjusted leverage ratio and fixed charge ratio covenants through the first quarter of 2021; (ii) amends the Company’s lease-adjusted leverage ratio and fixed coverage ratio covenant thresholds beginning in the second quarter of 2021 through the third quarter of 2022 and the first quarter of 2022, respectively and (iii) limits capital expenditures to $12.0 million in 2020, $12.0 million plus a liquidity-based performance basket up to an additional $12.0 million in 2021, $34.0 million in 2022, $37.0 million in 2023 and $45.0 million annually thereafter.

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

In light of the current uncertainty in the global markets resulting from the COVID-19 pandemic, we increased our borrowing as a precautionary measure in order to bolster our cash position and enhance financial flexibility. The borrowings are reflected on our balance sheet as cash and cash equivalents and may in the future be used for general corporate purposes, including, without limitation, working capital, capital expenditures in the ordinary course of business, or other lawful corporate purposes, all in accordance with and subject to the terms and conditions of the Second Amended Credit Facility.

As of June 30, 2020, we had $95.7 million of indebtedness (excluding $2.0 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the Second Amended Credit Facility. The term loan requires principal payments of $187,500 per quarter through the third quarter of 2021, $375,000 per quarter through the third quarter of 2022, and $531,250 per quarter through the third quarter of 2023 and $625,000 per quarter thereafter through maturity.

Our Second Amended Credit Facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.

Based on our most recent estimates of the COVID-19 pandemic impact, we believe that we will be in compliance with our debt covenants and have sufficient liquidity to meet our cash requirements and reduced capital resource requirements for the next twelve months primarily through currently available cash and cash equivalents and cash flows from operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of June 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of June 30, 2020, we had $95.7 million of outstanding borrowings under our credit facility. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $1.0 million on an annualized basis. There is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we may need to renegotiate our loan documents and we cannot predict what alternative index would be negotiated with our lenders. As a result, our interest expense could increase, in which event could change interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be affected.

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

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage requirements directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that affected our results from 2016 through the first two quarters of 2020. We expect wage inflation may continue to affect our results in the near future.

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II

Item 1. Legal Proceedings

In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2020. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially adversely affect our business, financial condition, results of operations or cash flows.

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
10.1
Temporary Salary Protection Waiver Letter between Noodles & Company and Dave Boennighausen dated April 1, 2020. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on June 17, 2020 (File No. 001-35987).

10.2
Second Amendment to Credit Agreement dated June 16, 2020, by and among Noodles & Company, each of the Guarantors signatory thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Issuer and the lenders signatory thereto. Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on June 17, 2020 (File No. 001-35987).

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

NOODLES & COMPANY
By:	/s/ KEN KUICK
Ken Kuick Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	August 6, 2020