Form 10-Q
period 2020-09-29
NOODLES & Co
filed 2020-10-29
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2020
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2020
Class A Common Stock, $0.01 par value per share	44,371,985 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 29, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,621	$10,459
Accounts receivable	3,366	3,503
Inventories	9,680	9,871
Prepaid expenses and other assets	3,952	5,386
Income tax receivable	76	103
Total current assets	25,695	29,322
Property and equipment, net	123,422	128,867
Operating lease assets, net	202,993	209,717
Goodwill	7,154	7,154
Intangibles, net	840	883
Other assets, net	3,066	2,576
Total long-term assets	337,475	349,197
Total assets	$363,170	$378,519
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,138	$9,351
Accrued payroll and benefits	8,369	13,479
Accrued expenses and other current liabilities	13,142	11,679
Current operating lease liabilities	25,357	22,775
Current portion of long-term debt	938	750
Total current liabilities	60,944	58,034
Long-term debt, net	41,213	40,497
Long-term operating lease liabilities, net	219,473	225,014
Deferred tax liabilities, net	272	200
Other long-term liabilities	8,406	4,203
Total liabilities	330,308	327,948

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of September 29, 2020 and December 31, 2019; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of September 29, 2020 and December 31, 2019; 46,795,534 issued and 44,371,663 outstanding as of September 29, 2020 and 46,557,934 issued and 44,134,063 outstanding as of December 31, 2019	468	466
Treasury stock, at cost, 2,423,871 shares as of September 29, 2020 and December 31, 2019	(35,000)	(35,000)
Additional paid-in capital	202,314	200,585
Accumulated deficit	(134,920)	(115,480)
Total stockholders’ equity	32,862	50,571
Total liabilities and stockholders’ equity	$363,170	$378,519
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019
Revenue:
Restaurant revenue	$104,413	$116,759	$283,150	$344,382
Franchising royalties and fees, and other	1,569	1,545	3,337	4,158
Total revenue	105,982	118,304	286,487	348,540
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25,900	29,544	71,124	89,083
Labor	31,264	37,951	92,632	113,920
Occupancy	11,737	12,108	35,473	36,849
Other restaurant operating costs	19,383	17,161	51,861	50,475
General and administrative	10,827	10,436	31,415	32,424
Depreciation and amortization	5,541	5,458	16,273	16,626
Pre-opening	239	266	383	331
Restaurant impairments, closure costs and asset disposals	369	336	3,983	3,640
Total costs and expenses	105,260	113,260	303,144	343,348
Income (loss) from operations	722	5,044	(16,657)	5,192
Interest expense, net	822	737	2,710	2,298
(Loss) income before taxes	(100)	4,307	(19,367)	2,894
Provision for income taxes	27	64	73	64
Net (loss) income and comprehensive (loss) income	$(127)	$4,243	$(19,440)	$2,830
(Loss) earnings per Class A and Class B common stock, combined
Basic	$—	$0.10	$(0.44)	$0.06
Diluted	$—	$0.09	$(0.44)	$0.06
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	44,358,763	43,990,049	44,238,400	44,007,345
Diluted	44,358,763	44,899,176	44,238,400	45,078,539

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—June 30, 2020	46,778,682	$468	2,423,871	$(35,000)	$201,601	$(134,793)	$32,276
Stock plan transactions and other	16,852	—	—	—	49	—	49
Stock-based compensation expense	—	—	—	—	664	—	664
Net loss	—	—	—	—	—	(127)	(127)
Balance—September 29, 2020	46,795,534	$468	2,423,871	$(35,000)	$202,314	$(134,920)	$32,862

Balance—July 2, 2019	46,508,586	$465	2,423,871	$(35,000)	$199,978	$(118,540)	$46,903
Stock plan transactions and other	37,406	—	—	—	(49)	—	(49)
Stock-based compensation expense	—	—	—	—	(51)	—	(51)
Net income	—	—	—	—	—	4,243	4,243
Balance—October 1, 2019	46,545,992	$465	2,423,871	$(35,000)	$199,878	$(114,297)	$51,046

	Three Fiscal Quarters Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2019	46,557,934	$466	2,423,871	$(35,000)	$200,585	$(115,480)	$50,571
Stock plan transactions and other	237,600	2	—	—	(225)	—	(223)
Stock-based compensation expense	—	—	—	—	1,954	—	1,954
Net loss	—	—	—	—	—	(19,440)	(19,440)
Balance—September 29, 2020	46,795,534	$468	2,423,871	$(35,000)	$202,314	$(134,920)	$32,862

Balance—January 1, 2019	46,353,309	$464	2,423,871	$(35,000)	$198,352	$(111,135)	$52,681
Stock plan transactions and other	192,683	1	—	—	(285)	—	(284)
Stock-based compensation expense	—	—	—	—	1,811	—	1,811
Adoption of ASU No. 2016-02, Leases (Topic 842)	—	—	—	—	—	(5,992)	(5,992)
Net income	—	—	—	—	—	2,830	2,830
Balance—October 1, 2019	46,545,992	$465	2,423,871	$(35,000)	$199,878	$(114,297)	$51,046
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Fiscal Quarters Ended
	September 29, 2020	October 1, 2019
Operating activities
Net (loss) income	$(19,440)	$2,830
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,273	16,626
Deferred income taxes	72	64
Restaurant impairments, closure costs and asset disposals	3,034	3,647
Amortization of debt issuance costs	260	374
Stock-based compensation	1,904	1,780
Changes in operating assets and liabilities:
Accounts receivable	230	122
Inventories	75	(349)
Prepaid expenses and other assets	(802)	(1,062)
Accounts payable	3,505	(864)
Income taxes	27	(6)
Operating lease assets and liabilities	4,034	(1,749)
Accrued expenses and other liabilities	(858)	(5,144)
Net cash provided by operating activities	8,314	16,269
Investing activities
Purchases of property and equipment	(9,887)	(13,788)
Proceeds from disposal of property and equipment	—	352
Franchise restaurant acquisition, net of cash acquired	—	(1,387)
Net cash used in investing activities	(9,887)	(14,823)
Financing activities
Proceeds from issuance of long-term debt	55,500	—
Payments on long-term debt	(54,125)	(2,188)
Payments on finance leases	(686)	(543)
Debt issuance costs	(731)	—
Stock plan transactions and tax withholding on share-based compensation awards	(223)	(284)
Net cash used in financing activities	(265)	(3,015)
Net decrease in cash and cash equivalents	(1,838)	(1,569)
Cash and cash equivalents
Beginning of period	10,459	4,655
End of period	$8,621	$3,086
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of September 29, 2020, the Company had 454 restaurants system-wide in 29 states, comprised of 378 company-owned restaurants and 76 franchise restaurants. The Company operates its business as one operating and reportable segment.

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

Certain prior period balances within Note 7, Restaurant Impairments, Closure Costs and Asset Disposals have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the Company's net income, earnings per share or accumulated deficit previously reported.

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2020, which ends on December 29, 2020, and fiscal year 2019, which ended on December 31, 2019, both contain 52 weeks. The Company’s fiscal quarter that ended September 29, 2020 is referred to as the third quarter of 2020, and the fiscal quarter ended October 1, 2019 is referred to as the third quarter of 2019.

Risks and Uncertainties

We are subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. The extent of the future impact of the COVID-19 pandemic on the Company’s business is uncertain and difficult to predict. Our operational and financial performance will depend on future developments, including the duration of the outbreak, limitations imposed by federal, state and local governments with respect to reduced seating capacity in our restaurants and other social distancing measures, and our customers’ future willingness to eat at restaurants. Furthermore, several industries have been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause an extended economic recession. All of the effects of the COVID-19 pandemic could have a material adverse effect on our business. Although the ultimate severity of the COVID-19 pandemic is uncertain at this time, we have implemented several new initiatives to adapt our operations to the current environment, including direct delivery and curbside pickup, to further bolster our existing off premise capabilities.

Recent Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 was issued as a means to reduce the complexity of accounting for income taxes for those entities that fall within the scope of the accounting standard. This guidance is effective for public companies for annual reporting periods beginning after December 15, 2020 and interim periods within those reporting periods. Interim period adoption is permitted. The guidance is to be applied using a prospective method, excluding amendments related to franchise taxes, which should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We do not believe that there will be a material impact of adopting the new guidance on our consolidated financial statements.
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

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	September 29, 2020	December 31, 2019
Delivery program receivables	$1,784	$636
Insurance receivable	157	744
Vendor rebate receivables	611	788
Franchise receivables	517	527
Other receivables	297	808
	$3,366	$3,503

Prepaid expenses and other assets consist of the following (in thousands):

	September 29, 2020	December 31, 2019
Prepaid insurance	$1,189	$724
Prepaid occupancy related costs	863	834
Other prepaid expenses	1,861	2,075
Other current assets (1)	39	1,753
	$3,952	$5,386
_____________________________
(1)Other current assets as of December 31, 2019 included assets held in connection with the divestiture of nine company-owned restaurants to a franchisee (“RCRG Sale”) which closed in January 2020.

Property and equipment, net, consists of the following (in thousands):

	September 29, 2020	December 31, 2019
Leasehold improvements	$199,649	$200,580
Furniture, fixtures and equipment	125,779	122,752
Construction in progress	6,403	2,890
	331,831	326,222
Accumulated depreciation and amortization	(208,409)	(197,355)
Property and equipment, net	$123,422	$128,867

Accrued payroll and benefits consist of the following (in thousands):

	September 29, 2020	December 31, 2019
Accrued payroll and related liabilities	$3,248	$6,364
Accrued bonus	1,455	3,505
Insurance liabilities	3,666	3,610
	$8,369	$13,479

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 29, 2020	December 31, 2019
Gift card liability	$1,862	$2,398
Occupancy related	1,581	1,458
Utilities	1,212	1,379
Deferred revenue	2,046	555
Current portion of finance lease liability	1,059	510
Other accrued expenses	5,382	5,379
Accrued expenses and other current liabilities	$13,142	$11,679

3. Long-Term Debt

On May 9, 2018, the Company entered into a credit facility with U.S. Bank National Association (the “2018 Credit Facility”). The 2018 Credit Facility consisted of a term loan facility in an aggregate principal amount of $25.0 million and a revolving credit facility of $65.0 million, which included a letter of credit subfacility in the amount of $15.0 million and a swingline subfacility in the amount of $10.0 million.
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
As of September 29, 2020, the Company had $44.0 million of indebtedness (excluding $1.8 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the Second Amended Credit Facility. As of September 29, 2020, the Company had cash on hand of $8.6 million.
The term loan requires principal payments of $187,500 per quarter through the third quarter of 2021, $375,000 per quarter through the third quarter of 2022, $531,250 per quarter through the third quarter of 2023 and $625,000 per quarter thereafter through maturity.

Aggregate maturities for debt outstanding as of September 29, 2020 are as follows (in thousands):

Year 1	$938
Year 2	1,500
Year 3	2,125
Year 4	2,500
Year 5	36,930
Total	$43,993

The Company’s outstanding indebtedness bore interest at rates between 3.07% to 6.25% during the first three quarters of 2020.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of September 29, 2020.
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

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of September 29, 2020 and October 1, 2019 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019
Provision for income taxes	$27	$64	$73	$64
Effective tax rate	(27.0)%	1.5%	(0.4)%	2.2%

The effective tax rate for the third quarter of 2020 and first three quarters of 2020 reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2020, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

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

6. Stock-Based Compensation

The Company’s Stock Incentive Plan (the “Plan”), as amended and restated in May of 2013, authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and incentive bonuses to employees, officers, non-employee directors and other service providers. As of September 29, 2020, approximately 2.9 million share-based awards were available to be granted under the Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019
Stock-based compensation expense	$708	$(61)	$1,960	$1,820
Capitalized stock-based compensation expense	$12	$11	$50	$32

Stock-based compensation expense for the third quarter of 2019 included a credit due to the departure of our former Executive Chairman.

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019
Restaurant impairments (1)	$113	$89	$2,375	$2,554
Closure costs (1)	(168)	(809)	345	(675)
Loss on disposal of assets and other	424	1,056	1,263	1,761
	$369	$336	$3,983	$3,640
_____________________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.

There were no restaurant impairments during the third quarters of 2020 and 2019. During the first three quarters of 2020, five restaurants were impaired compared to two restaurant impairments in the first three quarters of 2019. Impairment is based on management’s current assessment of the expected future cash flows of a restaurant based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and is determined by comparing the carrying value of restaurant assets to the estimated fair value of the restaurant assets at resale value and the right-of-use asset based on a discounted cash flow analysis utilizing market lease rates. The Company will continue to monitor the impact from the

COVID-19 pandemic as it relates to recoverability of long-lived assets. Although we have seen an improvement in sales, we are unable to predict how long these conditions will persist, what additional measures may be introduced by governments or what effect any such additional measures may have on restaurants and our business. Any measure that encourages consumers to stay in their homes, engage in social distancing or avoid larger gatherings of people for an extended period of time is highly likely to be harmful to the restaurant industry in general.

Closure costs in the third quarter and first three quarters of 2020 and 2019 include ongoing costs related to restaurants closed in previous years as well as three company-owned restaurants closed during the third quarter of 2020 that were near the end of the lease term. In addition, closure costs were offset by gains resulting from adjustments to liabilities as lease terminations occur. These gains included a total of $0.6 million in the third quarter and first three quarters of 2020, and $0.8 million and $0.7 million during the third quarter and first three quarters of 2019, respectively.

Loss on disposal of assets and other includes expenses recognized during the first three quarters of 2020 and 2019 related to the divestiture of company-owned restaurants to a franchisee.

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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019
Net (loss) income	$(127)	$4,243	$(19,440)	$2,830
Shares:
Basic weighted average shares outstanding	44,358,763	43,990,049	44,238,400	44,007,345
Effect of dilutive securities	—	909,127	—	1,071,194
Diluted weighted average shares outstanding	44,358,763	44,899,176	44,238,400	45,078,539
(Loss) earnings per share:
Basic (loss) earnings per share	$—	$0.10	$(0.44)	$0.06
Diluted (loss) earnings per share	$—	$0.09	$(0.44)	$0.06

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards or exercise of outstanding warrants that were excluded from the calculation of diluted earnings (loss) per share because the effect of their inclusion would have been anti-dilutive totaled 3,107,448 and 1,748,444 for the third quarters of 2020 and 2019, respectively, and totaled 3,251,799 and 1,490,202 for the first three quarters of 2020 and 2019, respectively.

9. Leases

As discussed in Note 1, Business Summary and Basis of Presentation, the onset of the COVID-19 pandemic impacted us significantly, including causing us to close all of our dining rooms starting in March 2020. We commenced reopening a portion of our dining rooms in June of 2020 and as of September 29, 2020, over 90% of our restaurant dining rooms are open. During the second and third quarters of 2020, we were able to negotiate with the majority of our landlords to obtain rent abatements, defer rent amounts due during the second quarter, or in some cases, extend the period of the respective lease term. In the case where the lease term was extended, we remeasured the remaining consideration in the contract. The total rent that was deferred for lease amendments that have been executed through September 29, 2020 was $4.2 million.

Further, for certain of our restaurants, the COVID-19 pandemic has had an impact to the underlying asset values. In the second quarter of 2020, we recorded right-of-use asset impairment charges of $0.3 million to reduce the carrying value of certain operating lease assets to their respective estimated fair value. There was no impairment during the third quarter of 2020.
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		September 29, 2020	December 31, 2019
Assets
Operating	Operating lease assets, net	$202,993	$209,717
Finance	Finance lease assets, net (1)	3,308	771
Total leased assets		$206,301	$210,488
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$25,357	$22,775
Finance	Current finance lease liabilities (2)	1,059	510
Long-term lease liabilities
Operating	Long-term operating lease liabilities	219,473	225,014
Finance	Long-term finance lease liabilities (2)	2,309	281
Total lease liabilities		$248,198	$248,580
_____________________
(1)The finance lease assets are included in property and equipment, net in the Condensed Consolidated Balance Sheets.
(2)The current portion of the finance lease liabilities is included in accrued expenses and other current liabilities, and the long-term portion was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.2 million for both the third quarter of 2020 and 2019, and $0.7 million and $0.4 million for the first three quarters of 2020 and 2019, respectively.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019
Cash paid for lease liabilities:
Operating leases	$14,784	$10,795	$28,358	$32,301
Finance leases	324	223	776	600
	$15,108	$11,018	$29,134	$32,901
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$108	$2,646	$10,388	$7,856
Finance leases	545	—	3,387	229
	$653	$2,646	$13,775	$8,085

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the three quarters ended September 29, 2020 and October 1, 2019 (in thousands):

	September 29, 2020	October 1, 2019
Interest paid (net of amounts capitalized)	$1,902	$1,972
Income taxes (refunded) paid	(78)	6
Purchases of property and equipment accrued in accounts payable	2,818	2,538

11. Revenue Recognition

Revenue

Revenue consists of sales from restaurant operations, franchise royalties and fees, and sublease income. Revenue from the operation of company-owned restaurants is recognized when sales occur. The Company reports revenue net of sales tax collected from customers and remitted to governmental taxing authorities.

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

As of September 29, 2020 and December 31, 2019, the current portion of the gift card liability, $1.9 million and $2.4 million, respectively, was included in accrued expenses and other current liabilities, and the long-term portion, $0.5 million and $0.9 million, respectively, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $2.8 million and $4.1 million for the first three quarters of 2020 and 2019, respectively.

Franchise Fees

Royalties from franchise restaurants are based on a percentage of restaurant revenues and are recognized in the period the related franchised restaurants’ sales occur. In the second quarter of 2020, we forgave the franchise royalties due for the quarter due to the impact of the COVID-19 pandemic. In the third quarter of 2020, we resumed recognizing franchise royalty revenue and cash collection. Development fees and franchise fees, portions of which are collected in advance, are nonrefundable and are recognized in income ratably over the term of the related franchise agreement or recognized upon the termination of the agreement between the Company and the franchisee. The Company has determined that the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement and should be treated as a single performance obligation; therefore, initial fees received from franchisees are recognized as revenue over the term of each respective franchise agreement, which is typically 20 years.
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of September 29, 2020 and December 31, 2019, the deferred revenue related to the rewards was $2.0 million and $0.6 million, respectively, and was included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
12. Commitments and Contingencies

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 29, 2020. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding our ability to navigate the COVID-19 pandemic, projected capital expenditures, the revenue and balance sheet impact of the COVID-19 pandemic, estimated costs associated with our closure of underperforming restaurants, the implementation and results of strategic initiatives and our future financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, the extent, duration and severity of the COVID-19 pandemic; governmental and customer response to the COVID-19 pandemic; other conditions beyond our control such as weather, natural disasters, disease outbreaks, epidemics or pandemics impacting our customers or food supplies; consumer reaction to industry related public health issues and health pandemics and perceptions of food safety, our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including new restaurant initiatives and operational strategies to improve the performance of our restaurant portfolio; our ability to maintain compliance with debt covenants and continue to access financing necessary to execute our business strategy; the success of our marketing efforts; our ability to open new restaurants on schedule; current economic conditions; price and availability of commodities; our ability to adequately staff our restaurants; changes in labor costs; consumer confidence and spending patterns; seasonal factors; and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020.

Impact of COVID-19 Pandemic on Our Business

The onset of the COVID-19 pandemic resulted in significant disruption to the restaurant industry and adversely affected our business. Comparable sales have meaningfully and progressively improved since the beginning of the COVID-19 pandemic as our business was well-positioned for the transition to largely off-premise dining that has resulted from the outbreak. The shifting demand pattern towards our off-premise offerings, including delivery, has caused a reduction in our restaurant level margins due primarily to higher delivery fees, partially offset by improved efficiencies throughout the balance of our expense profile.

As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and the duration of the COVID-19 pandemic. As of the date of this filing, substantially all of our restaurants continue to operate, and dining rooms are open in over 85% of our company-owned locations. While we cannot predict the extent to which the COVID-19 pandemic will impact our business, we intend to continue to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our team members, customers, suppliers and shareholders.

Recent Trends, Risks and Uncertainties

Comparable Restaurant Sales. In the third quarter of 2020, system-wide comparable restaurant sales decreased 3.8%, comprised of a 3.6% decrease for company-owned restaurants and a 5.0% decrease for franchise restaurants.

Recent restaurant openings not in the Company’s comparable restaurant base, many of which offer order ahead drive-thru pick-up windows, continue to perform at the highest sales level of any class of new restaurants in the Company’s history. In October of 2020, the Company opened two company-owned restaurants, including one restaurant that has broken the Company’s record for sales during their initial 7, 14 and 21 days of operation.

The cadence of comparable restaurant sales and average unit volumes during the third quarter of 2020 are as set forth below. Company-owned restaurants were closed on July 4 and 5, 2020 in appreciation of our teams’ efforts during the COVID-19 pandemic. All restaurants were open during that time frame in 2019, negatively impacting comparable restaurant sales during the same period in 2020:

Comparable Restaurant Sales	4 Weeks Ended July 28, 2020 (1)	4 Weeks Ended August 25, 2020	5 Weeks Ended September 29, 2020
Company-owned	(8.4)%	(4.6)%	1.1%
Franchise	(7.2)%	(5.1)%	(3.2)%
System-wide	(8.2)%	(4.7)%	0.4%
Average Unit Volumes (000’s)	$1,181	$1,212	$1,172
_____________________
(1) Company-owned restaurants were closed July 4 and July 5, 2020.

We believe our return to positive comparable sales for the five weeks ended September 29, 2020, aided by impressive digital growth, is evidence of our strong brand positioning and ability to meet the needs of today's consumer for great tasting healthy food served conveniently where and when guests want it. However, our ability to retain positive comparable sales depends, among other reasons, on (i) the duration of the COVID-19 pandemic, (ii) limitations imposed by federal, state and local governments with respect to reduced seating capacity in our restaurants and other social distancing measures, (iii) our customers’ future willingness to eat at restaurants and (iv) macroeconomic conditions and the length of time required for the national and local economies to achieve economic recovery following the crisis.

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

Labor Costs. In the first three quarters of 2020, we were able to mitigate the impact of increased base labor costs through labor efficiencies such as our procedures around optimizing food preparation times. Additionally, with the increased adoption of digital ordering from our customers, we modified our labor model to reduce the number of front of house hours in our restaurants. Some jurisdictions in which we operate have recently increased their minimum wage and other jurisdictions are considering similar actions. Significant additional government-imposed increases could materially affect our labor costs.

Certain Restaurant Closures. We permanently closed four company-owned restaurants in the first three quarters of 2020. We currently do not anticipate a significant number of permanent restaurant closures in the foreseeable future; however, we may from time to time permanently close certain restaurants, including permanent closures at, or near, the expiration of the leases for these restaurants.

Restaurant Development. In the first three quarters of 2020, we opened two new company-owned restaurants. Subsequent to the third quarter of 2020, we opened two additional company-owned restaurants. As of September 29, 2020, we had 378 company-owned restaurants and 76 franchise restaurants in 29 states. Given the Company’s sales recovery in recent months, as well as an anticipated increase in favorable real estate availability, we expect to incorporate increased unit development into our strategic growth plan for 2021 and beyond.

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

Measuring our comparable restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•consumer recognition of our brand and our ability to respond to changing consumer preferences;

•overall economic trends, particularly those related to consumer spending;

•our ability to operate restaurants effectively and efficiently to meet consumer expectations;

•pricing;

•the number of restaurant transactions, per-person spend and average check amount;

•marketing and promotional efforts;

•abnormal weather patterns;

•food safety and foodborne illness concerns;

•the impact of the COVID-19 pandemic;

•local competition;

•trade area dynamics;

•introduction of new and seasonal menu items and limited time offerings; and

•opening new restaurants in the vicinity of existing locations.

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

Results of Operations

The following table presents a reconciliation of net (loss) income to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019
	(in thousands, unaudited)
Net (loss) income	$(127)	$4,243	$(19,440)	$2,830
Depreciation and amortization	5,541	5,458	16,273	16,626
Interest expense, net	822	737	2,710	2,298
Provision for income taxes	27	64	73	64
EBITDA	$6,263	$10,502	$(384)	$21,818
Restaurant impairments, closure costs and asset disposals (1)	369	336	3,983	3,640
Stock-based compensation expense	708	(61)	1,960	1,820
Fees and costs related to transactions and other acquisition/disposition costs	—	130	162	166
Severance costs	365	112	454	112
Adjusted EBITDA	$7,705	$11,019	$6,175	$27,556
_____________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019
Company-Owned Restaurant Activity
Beginning of period	380	395	389	394
Openings	1	3	2	3
Acquisition (1)	—	—	—	1
Closures	(3)	(2)	(4)	(2)
Divestitures (2)	—	(5)	(9)	(5)
Restaurants at end of period	378	391	378	391
Franchise Restaurant Activity
Beginning of period	76	62	68	65
Openings	—	—	—	—
Acquisitions (2)	—	5	9	5
Closures	—	—	(1)	(2)
Divestiture (1)	—	—	—	(1)
Restaurants at end of period	76	67	76	67
Total restaurants	454	458	454	458
_____________________________
(1)Represents one franchise restaurant acquired by us.
(2)Represents nine company-owned restaurants sold to a franchisee in 2020 and five company-owned restaurants sold to a franchisee in 2019.

Statement of Operations as a Percentage of Revenue

The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019
	(unaudited)
Revenue:
Restaurant revenue	98.5%	98.7%	98.8%	98.8%
Franchising royalties and fees, and other	1.5%	1.3%	1.2%	1.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	24.8%	25.3%	25.1%	25.9%
Labor	29.9%	32.5%	32.7%	33.1%
Occupancy	11.2%	10.4%	12.5%	10.7%
Other restaurant operating costs	18.6%	14.7%	18.3%	14.7%
General and administrative	10.2%	8.8%	11.0%	9.3%
Depreciation and amortization	5.2%	4.6%	5.7%	4.8%
Pre-opening	0.2%	0.2%	0.1%	0.1%
Restaurant impairments, closure costs and asset disposals	0.3%	0.3%	1.4%	1.0%
Total costs and expenses	99.3%	95.7%	105.8%	98.5%
Income (loss) from operations	0.7%	4.3%	(5.8)%	1.5%
Interest expense, net	0.8%	0.6%	0.9%	0.7%
(Loss) income before taxes	(0.1)%	3.6%	(6.8)%	0.8%
Provision for income taxes	—%	0.1%	—%	—%
Net (loss) income	(0.1)%	3.6%	(6.8)%	0.8%

Third Quarter Ended September 29, 2020 Compared to Third Quarter Ended October 1, 2019

The table below presents our unaudited operating results for the third quarters of 2020 and 2019, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	September 29, 2020	October 1, 2019	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$104,413	$116,759	$(12,346)	(10.6)%
Franchising royalties and fees, and other	1,569	1,545	24	1.6%
Total revenue	105,982	118,304	(12,322)	(10.4)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25,900	29,544	(3,644)	(12.3)%
Labor	31,264	37,951	(6,687)	(17.6)%
Occupancy	11,737	12,108	(371)	(3.1)%
Other restaurant operating costs	19,383	17,161	2,222	12.9%
General and administrative	10,827	10,436	391	3.7%
Depreciation and amortization	5,541	5,458	83	1.5%
Pre-opening	239	266	(27)	(10.2)%
Restaurant impairments, closure costs and asset disposals	369	336	33	9.8%
Total costs and expenses	105,260	113,260	(8,000)	(7.1)%
Income from operations	722	5,044	(4,322)	(85.7)%
Interest expense, net	822	737	85	11.5%
(Loss) income before taxes	(100)	4,307	(4,407)	*
Provision for income taxes	27	64	(37)	(57.8)%
Net (loss) income	$(127)	$4,243	$(4,370)	*
Company-owned:
Average unit volume	$1,187	$1,188	$(1)	(0.1)%
Comparable restaurant sales	(3.6)%	2.2%
________________
*Not meaningful.

Revenue

Total revenue decreased $12.3 million in the third quarter of 2020, or 10.4%, to $106.0 million, compared to $118.3 million in the third quarter of 2019. This decrease was due to a decline in traffic related to the impact of the COVID-19 pandemic during the third quarter of 2020, as well as a $2.3 million decrease related to the refranchising of nine total restaurants since the third quarter of 2019. Additionally, revenue decreased due to temporary closures related to the COVID-19 pandemic, including the closure of all of our company-owned restaurants on July 4 and 5, 2020.

AUV, which normalizes for the impact of temporary restaurant closures, was relatively flat year-over-year as strong off-premise sales, including digital, offset the COVID-19 pandemic related impacts including having in restaurant dining closed for a significant portion of the third quarter 2020.

System-wide comparable restaurant sales were down 3.8% in the third quarter of 2020 compared to the same period of 2019, comprised of a 3.6% decrease at company-owned restaurants and a 5.0% decrease at franchise-owned restaurants. The comparable restaurant sales decline in the third quarter of 2020 was driven primarily by a decline in traffic related to the impact of the COVID-19 pandemic, partially offset by increased off-premise sales. Comparable restaurant sales improved throughout the quarter.

System-wide comparable sales were down 8.2% for the four weeks ended July 28, 2020, down 4.7% for the four weeks ended August 25, 2020 and increased 0.4% for the five weeks ended September 29, 2020.

Cost of Sales

Cost of sales decreased by $3.6 million, or 12.3%, in the third quarter of 2020 compared to the same period of 2019, due primarily to the reduction in restaurant revenue. As a percentage of restaurant revenue, cost of sales decreased to 24.8% in the third quarter of 2020 compared to 25.3% in third quarter of 2019 primarily due to ongoing supply chain initiatives, increased menu pricing and lower discounting, partially offset by higher packaging costs associated with the shift to increased off-premise sales in response to the COVID-19 pandemic.

Labor Costs

Labor costs decreased by $6.7 million, or 17.6%, in the third quarter of 2020 compared to the same period of 2019. As a percentage of restaurant revenue, labor costs decreased to 29.9% in the third quarter of 2020 from 32.5% in the third quarter of 2019 as a result of labor initiatives including modifying our labor model to reduce the number of front of house hours in our restaurants, especially during the time that indoor dining was not available, and improved turnover trends, partly offset by the decline in restaurant sales associated with the COVID-19 pandemic.

Occupancy Costs

Occupancy costs decreased by $0.4 million, or 3.1%, in the third quarter of 2020 compared to the third quarter of 2019 primarily due to restaurants closed or impaired since the beginning of the third quarter of 2019. As a percentage of revenue, occupancy costs increased to 11.2% in the third quarter of 2020, compared to 10.4% in the third quarter of 2019 due to reduced revenue from the impact of the COVID-19 pandemic.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $2.2 million, or 12.9%, in the third quarter of 2020 compared to the third quarter of 2019 due to increased third-party delivery fees partially offset by a decrease in utilities and credit card fees. As a percentage of restaurant revenue, other restaurant operating costs increased to 18.6% in the third quarter of 2020 compared to 14.7% in the third quarter of 2019 due primarily to increased third-party delivery fees resulting from a significant expansion of our use of third-party delivery services due to the COVID-19 pandemic. Third party delivery fees were 5.5% and 1.6% of total revenue for the third quarters of 2020 and 2019, respectively.

General and Administrative Expense

General and administrative expense increased by $0.4 million or 3.7% in the third quarter of 2020 compared to the third quarter of 2019, due primarily to the cost savings initiatives implemented as a result of the COVID-19 pandemic, including position reductions, temporary salary reductions and reduction in bonus expense, partially offset by increases in severance and stock based compensation. The third quarter of 2019 included a credit related to cancelled grants due to the departure of our Executive Chairman. As a percentage of revenue, general and administrative expense increased to 10.2% in the third quarter of 2020 from 8.8% in the third quarter of 2019 due primarily to the decline in revenue.

Depreciation and Amortization

Depreciation and amortization increased by $0.1 million, or 1.5%, in the third quarter of 2020 compared to the third quarter of 2019, due primarily to restaurants closed or impaired since the beginning of the third quarter of 2019 and the impact of the nine restaurants sold to a franchisee, partially offset by new asset additions. As a percentage of revenue, depreciation and amortization increased to 5.2% in the third quarter of 2020 from 4.6% in the third quarter of 2019.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals remained flat in the third quarter of 2020 compared to the third quarter of 2019. No impairment was recorded in the third quarters of 2020 or 2019.

Interest Expense

Interest expense increased by $0.1 million in the third quarter of 2020 compared to the third quarter of 2019. The increase was due to higher average borrowings and a higher average interest rate during the third quarter of 2020 compared to the third quarter of 2019.

Provision for Income Taxes

The effective tax rate was (27.0)% for the third quarter of 2020 compared to 1.5% for the third quarter of 2019. The amount recorded for the provision for income taxes for the third quarter of 2020 was $27,000. The effective tax rate for the third quarter of 2020 reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2020, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Three Quarters Ended September 29, 2020 Compared to Three Quarters Ended October 1, 2019

The table below presents our unaudited operating results for the first three quarters of 2020 and 2019, and the related period-over-period changes.

	Three Fiscal Quarters Ended		Increase / (Decrease)
	September 29, 2020	October 1, 2019	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$283,150	$344,382	$(61,232)	(17.8)%
Franchising royalties and fees, and other	3,337	4,158	(821)	(19.7)%
Total revenue	286,487	348,540	(62,053)	(17.8)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	71,124	89,083	(17,959)	(20.2)%
Labor	92,632	113,920	(21,288)	(18.7)%
Occupancy	35,473	36,849	(1,376)	(3.7)%
Other restaurant operating costs	51,861	50,475	1,386	2.7%
General and administrative	31,415	32,424	(1,009)	(3.1)%
Depreciation and amortization	16,273	16,626	(353)	(2.1)%
Pre-opening	383	331	52	15.7%
Restaurant impairments, closure costs and asset disposals	3,983	3,640	343	9.4%
Total costs and expenses	303,144	343,348	(40,204)	(11.7)%
(Loss) income from operations	(16,657)	5,192	(21,849)	*
Interest expense, net	2,710	2,298	412	17.9%
(Loss) income before taxes	(19,367)	2,894	(22,261)	*
Provision for income taxes	73	64	9	14.1%
Net (loss) income	$(19,440)	$2,830	$(22,270)	*
Company-owned:
Average unit volumes	$1,037	$1,164	$(127)	(10.9)%
Comparable restaurant sales	(14.0)%	3.4%
________________
*Not meaningful.

Revenue

Total revenue decreased by $62.1 million, or 17.8%, in the first three quarters of 2020, to $286.5 million compared to $348.5 million in the same period of 2019. This decrease was primarily due to the decrease in comparable restaurant sales as a result of the COVID-19 pandemic as well as refranchising 14 restaurants to a franchisee and the impact of closures of our company-owned restaurants on July 4 and 5, 2020.

AUVs were down slightly in the first three quarters of 2020 compared to the first three quarters of 2019 due primarily to the decline in the second quarter of 2020 as a result of the early impacts of the COVID-19 pandemic.

Comparable restaurant sales decreased by 14.0% at company-owned restaurants, decreased by 16.7% at franchise-owned restaurants and decreased by 14.3% system-wide in the first three quarters of 2020. The comparable restaurant sales decline in the first three quarters of 2020 was driven primarily by a decline in traffic related to the impact of the COVID-19 pandemic, partially offset by increased off-premise sales and a new menu pricing structure.

Cost of Sales

Cost of sales decreased by $18.0 million, or 20.2%, in the first three quarters of 2020 compared to the same period of 2019, due primarily to the decline in restaurant sales associated with the COVID-19 pandemic, ongoing supply chain initiatives, increased menu pricing and lower discounting, partially offset by higher packaging costs associated with the shift to increased off-premise sales. As a percentage of restaurant revenue, cost of sales decreased to 25.1% in the first three quarters of 2020 compared to 25.9% in the first three quarters of 2019 primarily due to increased menu pricing and supply chain savings initiatives.

Labor Costs

Labor costs decreased by $21.3 million, or 18.7%, in the first three quarters of 2020 compared to the same period of 2019, due primarily to the decline in restaurant sales associated with the COVID-19 pandemic as well as labor initiatives implemented in the first three quarters of 2020 including modifying our labor model to reduce the number of front of house hours in our restaurants, especially during the time that indoor dining rooms were closed. As a percentage of restaurant revenue, labor costs decreased to 32.7% in the first three quarters of 2020 compared to 33.1% in the first three quarters of 2019. The decrease as a percentage of restaurant revenue was driven by the labor initiatives implemented.

Occupancy Costs

Occupancy costs decreased by $1.4 million, or 3.7%, in the first three quarters of 2020 compared to the first three quarters of 2019 due to restaurants closed or impaired since the beginning of the third quarter of 2019 as well as the impact of the 14 restaurants sold to a franchisee since the third quarter of 2019. As a percentage of revenue, occupancy costs increased to 12.5% in first three quarters of 2020, compared to 10.7% in the first three quarters of 2019, primarily due to reduced revenue from the impact of the COVID-19 pandemic.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $1.4 million, or 2.7%, in the first three quarters of 2020 compared to the first three quarters of 2019, due to increased third-party delivery fees partially offset by decreases in utilities, repairs and maintenance, and credit card fees. As a percentage of restaurant revenue, other restaurant operating costs increased to 18.3% in the first three quarters of 2020, compared to 14.7% in the first three quarters of 2019 due primarily to increased third-party delivery fees resulting from a significant expansion of our use of third-party delivery services in the second and third quarters of 2020 due to the COVID-19 pandemic. Third party delivery fees were 4.8% and 1.4% of total revenue for the first three quarters of 2020 and 2019, respectively.

General and Administrative Expense

General and administrative expense decreased by $1.0 million, or 3.1%, in the first three quarters of 2020 compared to the first three quarters of 2019, due primarily to the cost savings initiatives implemented as a result of the COVID-19 pandemic, including position reductions, furloughs, temporary salary reductions and reduction in bonus expense, partially offset by an increase in severance and marketing expense. As a percentage of revenue, general and administrative expense increased to 11.0% in the first three quarters of 2020 compared to 9.3% in the first three quarters of 2019, primarily due to reduced revenue from the impact of the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization decreased by $0.4 million, or 2.1%, in the first three quarters of 2020 compared to the first three quarters of 2019 primarily due to restaurants closed or impaired since the third quarter of 2019 and the impact of the 14 restaurants sold to a franchisee, partially offset by new asset additions. As a percentage of revenue, depreciation and amortization increased to 5.7% in the first three quarters of 2020, compared to 4.8% in the first three quarters of 2019, due primarily to the decline in restaurant sales as a result of the COVID-19 pandemic.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased by $0.3 million in the first three quarters of 2020 compared to the first three quarters of 2019. The increase was largely due to ongoing closure costs which was higher during the first three quarters of 2020 by $1.0 million compared to the same period in 2019 as the closure costs in the first three quarters of 2019 were partially offset by gains recognized from the adjustments to liabilities on lease terminations. During the first three quarters of 2020, we also incurred losses from the disposal of assets related to the divestiture of company-owned restaurants to a franchisee. Additionally, there were five restaurant impairments in the first three quarters of 2020 compared to two restaurant impairments in the first three quarters of 2019.

Interest Expense

Interest expense increased by $0.4 million in the first three quarters of 2020 compared to the same period of 2019. The increase was mainly due to higher average borrowings and a higher average interest rate in the first three quarters of 2020 compared to the first three quarters of 2019.

Provision for Income Taxes

The effective tax rate was (0.4)% for the first three quarters of 2020 compared to 2.2% for the first three quarters of 2019. The effective tax rate for the first three quarters of 2020 reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2020, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Liquidity and Capital Resources

Summary of Cash Flows
On November 20, 2019, the Company amended its 2018 Credit Facility by entering into the First Amendment to the Credit Facility (the “Amendment” or “Amended Credit Facility”).

On June 16, 2020 (the “Effective Date”), the Company amended its 2018 Credit Facility by entering into the Second Amendment to the Credit Facility (the “Second Amendment” or the “Second Amended Credit Facility”). Beginning on the Effective Date and through the third quarter of 2021 (the “Amendment Period”), borrowings under the Second Amended Credit Facility, including the term loan facility (“Borrowings”), will bear interest at LIBOR plus 3.25% per annum. Following the Amendment Period, Borrowings will bear interest at LIBOR plus a margin of 2.00% to 3.00% per annum, based upon the consolidated total lease-adjusted leverage ratio. Among other things, the Second Amendment (i) waives the lease-adjusted leverage ratio and fixed charge ratio covenants until the beginning of the second quarter of 2021, (ii) amends the Company’s lease-adjusted leverage ratio and fixed coverage ratio covenant thresholds beginning in the second quarter of 2021 through the third quarter of 2022 and the first quarter of 2022, respectively and (iii) limits capital expenditures to $12.0 million in 2020, $12.0 million plus a liquidity-based performance basket up to an additional $12.0 million in 2021, $34.0 million in 2022, $37.0 million in 2023 and $45.0 million annually thereafter. As of September 29, 2020, our cash and cash equivalents balance was $8.6 million and the amount available for future borrowings under our Amended Credit Facility was $52.3 million.

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

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Three Fiscal Quarters Ended
	September 29, 2020	October 1, 2019
Net cash provided by operating activities	$8,314	$16,269
Net cash used in investing activities	(9,887)	(14,823)
Net cash used in financing activities	(265)	(3,015)
Net decrease in cash and cash equivalents	$(1,838)	$(1,569)

Operating Activities

Net cash provided by operating activities decreased to $8.3 million in the first three quarters of 2020 from net cash provided by operating activities of $16.3 million in the first three quarters of 2019. The decline in operating cash flows resulted primarily from decreased net income during the first three quarters of 2020 due to the COVID-19 pandemic as well as working capital changes during the first three quarters of 2020 compared to the prior period of 2019, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, closure costs and asset disposals, stock-based compensation.

Investing Activities

Net cash used in investing activities decreased $4.9 million in the first three quarters of 2020 from $14.8 million in the first three quarters of 2019. This decrease was primarily due to fewer new restaurant openings in the first three quarters of 2020 compared to 2019 and the acquisition of one franchise restaurant in 2019.

Financing Activities

Net cash used in financing activities was $0.3 million in the first three quarters of 2020 largely related to precautionary draws on our revolving credit facility of $55.5 million offset by subsequent repayments totaling $54.1 million and related debt issuance costs as well as payments on finance leases. The first three quarters of 2019 included payments on long-term debt and finance leases.

Capital Resources

Future Capital Expenditure Requirements. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants as well as information technology expenses and other general corporate capital expenditures.

Due to the initial impact of the COVID-19 pandemic, in the first two quarters of 2020, we substantively halted capital investment in new unit development as well as other discretionary capital initiatives, including our “kitchen of the future” initiative. We estimate capital expenditures will be approximately $11.5 million to $12.0 million for fiscal year 2020, primarily for repairs and maintenance and the opening of four company-owned restaurants. We expect such capital expenditures to be funded by currently available cash and cash equivalents and cash from operations.

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

Liquidity. In the third quarter of 2020, we paid down $51.8 million on our revolving credit facility, providing the Company with a cash balance of approximately $8.6 million at the end of the third quarter of 2020 compared to $10.5 million as of December 31, 2019. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and available borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for at least the next twelve months.

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

As of September 29, 2020, we had $44.0 million of indebtedness (excluding $1.8 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the Second Amended Credit Facility. The term loan requires principal payments of $187,500 per quarter through the third quarter of 2021, $375,000 per quarter through the third quarter of 2022, and $531,250 per quarter through the third quarter of 2023 and $625,000 per quarter thereafter through maturity.

Our Second Amended Credit Facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.

Based on our most recent financial estimates of the impact of the COVID-19 pandemic on our business, we believe that we will be in compliance with our debt covenants and have sufficient liquidity to meet our cash requirements and reduced capital resource requirements for the next twelve months primarily through currently available cash and cash equivalents and cash flows from operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of September 29, 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of September 29, 2020, we had $44.0 million of outstanding borrowings under our credit facility. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.4 million on an annualized basis. There is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we may need to renegotiate our loan documents and we cannot predict what alternative index would be negotiated with our lenders. As a result, our interest expense could increase, thereby increasing our interest payments and costs of funding our other fixed costs, and impacting our available cash flow for general corporate requirements.

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

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage requirements directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that affected our results from 2016 through the first three quarters of 2020. We expect wage inflation may continue to affect our results in the near future.

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2020, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 29, 2020. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2019. There have been no material changes to our Risk Factors as previously reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Dave Boennighausen
10.2*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Brad West
10.3*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Stacey Pool
10.4*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Melissa Heidman
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ KATHRYN LOCKHART
Kathryn Lockhart Chief Accounting Officer (chief accounting officer and duly authorized signatory for the registrant)
Date	October 29, 2020