Form 10-K
period 2020-12-29
NOODLES & Co
filed 2021-02-26
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35987

NOODLES & COMPANY
(Exact name of registrant as specified in its charter)

Delaware	84-1303469
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

520 Zang Street, Suite D
Broomfield, CO	80021
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (720) 214-1900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	NDLS	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $172.2 million. This amount was calculated based on the closing price of the common stock on June 30, 2020 on the Nasdaq Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of February 22, 2021, there were 45,357,796 shares of the registrant’s Class A common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to its 2021 Annual Meeting of Stockholders, to be held on or about April 27, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K, where so indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

PART I
ITEM 1.    Business
General
Noodles & Company is a restaurant concept offering lunch and dinner within the fast-casual segment of the restaurant industry. We opened our first location in Denver, Colorado in 1995, offering noodle and pasta dishes, staples of many different cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally-inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, soups, salads and appetizers. We believe that we offer our customers value, with per person spend of $10.12 for the fiscal year ended December 29, 2020.
We offer more than 20 globally-inspired dishes together on a single menu that can be enjoyed inside our restaurants, taken to-go, or delivered to our customers. We believe we will benefit from trends in consumer preferences such as the increasing desire for convenience and to engage with brands digitally, as well as the broader demand for international cuisines. At many restaurants, customers are limited to a particular ethnic cuisine or type of dish, such as a sandwich, burrito or burger. At Noodles & Company, we aim to eliminate the “veto vote” by satisfying the preferences of a wide range of customers, whether a family or parent with kids, a group of coworkers, an individual or a large party.
Our menu is well suited for off-premise dining occasions in which customers order at our restaurant or online but then eat their meal from the comfort of their home or office. Our menu items travel particularly well and that our digital capabilities as well as the breadth of our menu position the brand well for changing consumer trends around convenience. We also believe that our globally-inspired menu, focused on noodle and pasta dishes, differentiates us from other restaurants. We believe our attributes—global flavors, variety, dishes prepared-to-order and fast service—allow us to compete against multiple segments throughout the restaurant industry and provide us a larger addressable market for lunch and dinner than competitors who focus on a single cuisine. We strive to provide a pleasant dining, pick-up or delivery experience by quickly preparing fresh food with friendly service at a price point we believe is attractive to our customers.

Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as “we,” “us,” “our,” and the “Company” in this report. We refer to our Class A Common Stock, par value $0.01 per share, as our “common stock.”
Our Response to COVID-19
The onset of the novel coronavirus outbreak, known as the global pandemic COVID-19 (“COVID-19 pandemic”) resulted in significant disruption to the restaurant industry and adversely affected our business. The greatest impact to our sales and overall financial results was during the initial stages of the pandemic, beginning the third week of March 2020 through the end of May 2020. During this period, we temporarily closed nearly all of our dining rooms and migrated to a nearly entire off-premise model, driven by local government imposed restrictions in areas where we operate our restaurants. Since the initial disruption, we have seen sequential improvement in our financial performance. While the second half of the year included several heightened periods of hospitalizations and infection rates, particularly during the fourth quarter, the financial impact to our business was not as severe as the initial stages of the pandemic.
In response to the ongoing COVID-19 pandemic, we did the following:
•Placed further emphasis on our already in place off-premise measures, including:
◦Implementing direct delivery nationwide through the Noodles app and website;
◦Expanding our third-party delivery service; and
◦Launching curbside delivery at all of our restaurants
•Negotiated a bank amendment for covenant relief and other liquidity flexibility;
•Implemented temporary salary reductions and furloughs at our support center and reductions in force throughout the organization;
•Closed nearly all of our dining rooms beginning the third week of March 2020 through May 2020, limiting our service to off-premise only. We began re-opening dining rooms in May 2020 as a result of reduced restrictions by local governments. However, during the fourth quarter, our business was further impacted due to a rise in hospitalizations and local restrictions and the vast majority of our dining rooms closed again. We have since reopened a majority of our dining rooms with limited capacity, and will continue to open the remaining dining rooms as appropriate.

The Company continues to prioritize health and safety measures including taking steps to protect the health and safety of its team members and guests by doing the following:
•Increased cleaning and sanitizing protocols;
•Implemented additional training and operational manuals for its restaurant employees, as well as enhanced handwashing procedures;
•Installation of plexiglass at point of sale terminals;
•Requirements for wearing of masks by all team members and guests; and
•Health screening process for all team members before the start of each shift.

Our Concept and Business Strengths
Convenience. Our customers experience the Noodles brand through our company-owned and franchise operated locations, through our website www.noodles.com and through our mobile app. In 2020, approximately 57% of our sales were derived from digital ordering, where guests have the opportunity to select in-restaurant quick pick-up, curbside service, or delivery to their home or office. In select restaurants, particularly new locations, we offer the added convenience of order-ahead drive through pick-up windows. We believe that the breadth of ways that consumers can access our brand, the variety inherent in our menu, and how well our food travels is a business strength in relation to consumer trends towards convenience.
Variety. We have purposefully chosen a range of healthy to indulgent dishes to satisfy multiple dietary and lifestyle preferences. Our menu encourages customers to customize their meals to meet their tastes and nutritional preferences with our selection of a variety of fresh vegetables and nine proteins. Additionally, customers are able to customize the noodle that their dish is prepared with, including healthy options such as our zucchini noodle (“Zoodles”), cauliflower infused rigatoni (“Caulifloodles”), gluten free pipette noodles and the more recently launched cauliflower gnocchi.
All of our dishes are cooked-to-order with fresh, high quality ingredients sourced from our carefully selected suppliers. Our commitment to the freshness of our ingredients is further demonstrated by our use of seasonal ingredients and healthy add-in options such as seasoned tofu. Our culinary team strives to develop new dishes and limited time offerings to further reinforce our brand positioning and regularly provide our customers additional options. Choice has always been a great strength of the brand, and we continue to innovate in ways that allow guests to enjoy the world flavors they know and love, as well as discover new ones with all of the benefits of healthier options. For example, the introduction of zucchini noodles in 2018 removed a major obstacle to the brand by providing a low-carb, gluten free noodle alternative to our guests. Zoodles can be substituted into any of our dishes or enjoyed in a signature dish. We have continued to innovate around plant-based menu options, like cauliflower-infused rigatoni and more recently, cauliflower gnocchi, which is gluten-free, low-carb and provides a full serving of vegetables. This focus on culinary innovation allows us to prepare and serve high quality food, meet changing consumer trends and acquire new customers.
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
Our Brand Experience. Our locations are designed individually, which we believe creates an inviting restaurant environment. We believe the ambiance is warm and welcoming, with muted lighting and colors, comfortable seating and our own custom music mix, which is intended to make our customers feel relaxed and at home. We believe we deliver an exceptional overall dining experience. Our customers expect not only great food from our restaurants, but also warm hospitality and attentive service.

Consistent with our culture of enhanced customer service, we seek to hire individuals who will deliver prompt, attentive service by engaging customers the moment they enter our restaurants. Our training philosophy empowers both our restaurant managers and team members, also referred to as employees, to add a personal touch when engaging with our customers. Our restaurant managers are critical to our success, as we believe that their entrepreneurial spirit and outreach efforts build our brand in our communities.
Prior to the COVID-19 pandemic approximately 60% of our transactions were off-premise occasions. Following the outbreak of the COVID-19 pandemic in late March, and for the remainder of 2020, nearly all of our sales were off-premise, driven by temporarily closed dining rooms in most jurisdictions and a change in consumer behavior. This led to a higher level of mobile ordering, more contactless pick-ups and an increase in our guests requesting delivery through our own channels or a third party aggregator. We were able to swiftly adapt to these changes in customer behavior due to prior investments in our off-premise channel, such as our elevated technology capabilities available to our guests through our website and mobile app, and our quick-pick up counters. Additionally, in the majority of our locations, we provide curbside pick-up available to our guests directly through our mobile app. During 2019, we also began incorporating pick-up windows into many of our new restaurants to increase our level of convenience.
Our Operational Strategy
We believe our brand and globally-inspired menu resonates with consumers, and we believe our restaurants, team members and online engagement provide customers a unique and high-quality experience. We are focused on offering customers flavorful, cooked-to-order dishes in a warm and welcoming environment at an attractive value.
Restaurant initiatives. Our plan to improve our performance includes the following four key strategies:
•Enhancing convenience for our customers. We have meaningfully improved convenience for customers during the past few years and we believe there still remains significant opportunity to increase convenience for our customers. In 2019, we relaunched our digital platform making it easier for guests to navigate our menu and customize their orders. The digital platform introduced a new and improved Noodles Rewards program that incorporates points and tier-based rewards to further customer engagement. Additionally, we have reduced friction for off-premise channels by allowing our guests to have their meals delivered curbside by using features on our Noodles app or to use our quick pick-up counter within our locations. Finally, we continue to offer an additional level of convenience for our customers through our third-party delivery program.
•Focusing on our global flavors and menu offerings. We believe that our globally-inspired menu, focused on noodle and pasta dishes, differentiates us from other restaurants. We also believe this global variety, which includes a range of healthy to indulgent dishes that are cooked to order with fresh, high-quality ingredients, remains a competitive strength. We believe we have significant potential to broaden awareness and drive new guests with our zucchini and cauliflower-infused dishes. Additionally, we continue to test the next evolution of our core offerings to increase the frequency of our loyal guests.
•Improving efficiencies and unit-level margins. The increased demand for off-premise and digital sales has accelerated our ability to optimize our staffing model and vendor efficiencies. We are actively enhancing our supply chain and food preparation procedures to reduce inbound ingredient costs and improve labor efficiency. During the year, we improved our sales-based labor model to more efficiently staff our restaurants, optimized scheduling for food preparation and reduced our labor hours from our Noodle Ambassadors who serve as front of house cashiers. We expect to further optimize our labor model through new equipment packages and a new kitchen design that we expect to improve throughput, food quality, off-premise ease of pick-up and provide flexibility for future culinary innovation. In 2020, we began incorporating these changes into our new restaurants as well.
•Improving manager selection, training and development of our teams. Team member retention is a critical component to our success. We have increased our focus on the selection, training and development of our restaurant teams by implementing certain changes to our restaurant compensation program, and more recently in 2020, expanding our benefits program. Our investment in extensive training tools and learning management systems have improved overall training execution, improved employee turnover and encouraged career development within our teams.

Restaurant Portfolio and Franchising
Restaurant Portfolio. As of December 29, 2020, we had 378 company-owned restaurants and 76 franchise restaurants in 29 states. Our restaurants are typically approximately 2,600 square feet and are located in end-cap, in-line or free-standing locations across a variety of suburban and urban markets. We are currently executing a smaller square footage design which largely includes drive thru pick-up windows as we embed our new operating model into new restaurants. We anticipate that this design will better facilitate future expansion and better meet the needs of the changing consumer experience.
Restaurant Development. Given improvement in results, operating effectiveness and liquidity, we are currently pursuing a disciplined development pipeline to execute new unit growth in 2021, and expect an annual unit growth rate of approximately 7% to 10% beginning in 2022. We anticipate this unit growth to include a combination of both company and franchise development. In 2020, we opened four new company-owned restaurants and sold nine restaurants to a franchisee.

Franchising. As of December 29, 2020, we had 76 franchise units in 16 states operated by 10 franchisees. In 2020, our franchisees acquired nine restaurants previously operated by the Company and closed one restaurant. We have a total of nine area developers who have signed development agreements providing for the opening of 72 additional restaurants in their respective territories. We expect franchising to be a larger part of our growth strategy in future years. We look for experienced, well-capitalized franchise partners who are able to leverage their existing infrastructure and local knowledge in a manner that benefits both our franchisees and us. We expect to continue to offer development rights in markets where we do not intend to build company-owned restaurants. We may offer such rights to larger developers who commit to open 10 or more units, or to smaller developers who may commit to open fewer restaurants. We do not currently intend to offer single-unit franchises. We believe the strength and attractiveness of our brand will attract experienced and well-capitalized area developers.
Certain Restaurant Closures. We closed six company-owned restaurants in 2020 and five company-owned restaurants in 2019, most of which were at or approaching the expiration of their leases or in trade areas that are not as well positioned for current consumer trends. We currently do not anticipate a significant number of restaurant closures for the foreseeable future; however, we may from time to time close or relocate certain restaurants, that are at, or near, the expiration of their leases or in trade areas that are not as well positioned for current consumer trends.
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
Restaurant Management and Operations
Friendly Team Members. We believe our genuine, friendly team members separate us from our competitors. We value the individuality of our team members, which we believe results in a management, operations and training philosophy distinct from that of our competitors. We strive to hire team members who share our values, a passion for food, have a competitive spirit and will operate our restaurants in a way that is consistent with our high standards. We seek to hire individuals who will deliver prompt, attentive service by engaging customers at all points during the Noodles brand experience. We empower our team members to enrich the experience of our customers and directly address any concerns that may arise in a manner that contributes to the success of our business.
Restaurant Management and Employees. Each restaurant typically has a restaurant manager, an assistant manager, a shift manager and team members. We cross-train our employees in an effort to create a depth of competency in our critical restaurant functions. To lead our restaurant management teams, we have area managers (each of whom is responsible for between five and 10 restaurants), as well as regional directors (each of whom is responsible for between approximately 50 and 60 restaurants).
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
Food Preparation and Quality. Our teams use classic professional cooking methods, including sautéing many of our vegetables, in full kitchens resembling those of full-service restaurants. All team members, including our restaurant managers, spend their first several days working solely with food and learning these techniques, and we spend a significant amount of time ensuring that each team member learns how to prepare and cook our food properly.
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
Restaurant Marketing
Our strategic marketing efforts seek to drive sales and increase brand loyalty by highlighting our competitive strengths through a variety of channels including digital marketing, social media, public relations, guest engagement and local marketing. We focus on attributes that set us apart including the breadth and customization of our menu and our best-in-class convenience offerings, and ultimately use a data-driven approach to guide our strategy.
•Our Menu Offering. At the heart of our marketing is our ongoing mission to nourish and inspire every guest, team member and community we serve. We focus some of our marketing efforts on new menu offerings to broaden our appeal to our customers. While most of these marketing efforts are focused on prompt consumer action to directly drive traffic, we remain focused on our broader mission.
•Loyalty Program. Our Noodles Rewards program has more than 3.5 million members and allows us to build a relationship with each guest. The program allows guests to accumulate reward points associated with each purchase that can be redeemed for tasty offers such as free bowls, shareables and delivery. Rewards members are the first to learn about new offerings, which allows us to build a relationship with each guest.
•Seamless Digital Experiences. With our website and our app, we offer guests a seamless ordering experience. From exploring and selecting new dishes, to finding the perfect shareable, or redeeming rewards points, our digital experience has been carefully designed to highlight our food without the hassle.
•Digital and Search Advertising. We use targeted digital advertising in all our markets. This helps to increase top of mind awareness with potential guests and drives both frequency and trial. We use first party data to be more effective and efficient with our advertising spend, and to ensure we are improving the return on our investment. In addition, digital advertising provides us with the opportunity to promote specific product categories, convenient offerings such as curbside and direct delivery and encourage consumer action, resulting in immediate increases in our customer traffic and long-term customer loyalty.
•Online, Social and Other Media Tools. We rely on our website, www.noodles.com, to promote our business and increase brand awareness. The information on or available through our website is not, and should not be considered, a part of this report. Our guests are encouraged to sign up to receive communications through our Noodles Rewards program, updating them on new menu offerings and promotional opportunities. We also communicate with our guests using social media, such as our Facebook and Instagram pages, our Twitter feed, and direct contact made through our guest feedback form posted to our website. Our online and social media capabilities provide exciting opportunities to target and personalize customer communications.
Human Capital Management
We believe the strength of our workforce is one of the significant contributors to our success as a brand. This is largely attributed to our team members who strive every day to create an environment for our guests where they feel welcomed and cared for. Therefore, one of our strategic priorities is to develop people as a differentiator, including investing in the following areas of focus:
Oversight and Management. We recognize the diversity of our guests, team members and communities, and believe in creating an inclusive and equitable environment that represents a broad spectrum of backgrounds and cultures. Working under these principles, our Human Resources department is tasked with managing employment-related matters, including recruiting and hiring, onboarding and training, compensation and benefit planning, performance management and talent development. Our management and cross-functional teams also work closely to evaluate human capital management issues such as team member retention, workplace safety, harassment and bullying, as well as to implement measures to mitigate these risks.

Our Board of Directors and Board committees provide oversight on certain human capital matters. Our Compensation Committee, with input from members of our management, has responsibility for administering and approving annually certain elements of compensation, including our incentive compensation plans and equity-based plans. Management provides input into the design of our incentive compensation programs to ensure that these programs support the Company’s business objectives and strategic priorities. The annual business plan initially established by our management, but approved by our Board, is an important element of our Compensation Committee’s decision-making process for performance measures and goals.

Total Rewards. We have demonstrated a history of investing in our workforce by offering competitive salaries and wages. To foster a stronger sense of ownership and align the interests of our team members with shareholders, restricted stock units are provided to eligible team members under our stock incentive programs. Additionally, we provide incentive compensation through annual bonus plans for all eligible team members. Furthermore, we offer comprehensive, targeted and innovative benefits to all eligible team members. This includes comprehensive health, dental and vision insurance coverage, a 401(k) program and paid time off.

In 2020, we announced the expansion of our already comprehensive team member benefits program called LifeAtNoodles. The new benefits include education, wellness, family planning, expanded time off and recognition initiatives for all team members.

•Mental Health. Our new benefits prioritize mental health by offering free in-person and virtual counseling for all team members. We also offer mental health awareness live webinars, focusing on identifying mental health symptoms, and supporting individuals with mental health issues to ensure all team members are supported.

•Family Planning. We also support team members growing families by offering six weeks of paid paternity leave and surrogacy and adoption assistance for qualifying team members of up to $10,000. This is in addition to our back-up dependent care assistance, which provides team members with 10 days of back-up child, elder, or pet care to assist with unexpected situations, and exceptional phase-in and phase-out maternity leave which includes 100% pay for a reduced schedule during the four weeks before and after the arrival of a child.

•Tuition. We offer tuition assistance for all team members and their immediate family to help families meet their educational goals and career aspirations.
We are continually focused on how we can offer the best workplace in our industry and we are proud of these new benefits that honor our commitment to inclusion and diversity.
The health and well-being of our employees and guests remains our top priority. We are benefiting from investments over the past year including sanitizers throughout the restaurants, wellness protocols and enhanced handwashing. In addition, we are closely following the recommendations of the Centers for Disease Control and local health departments and have implemented social distancing, wearing face masks and enhanced cleaning and sanitizing of our high-traffic areas. Collectively, these efforts give our employees and guests confidence that we remain dedicated to our commitment to keep them safe.
As of December 29, 2020, we had approximately 8,400 employees, including approximately 500 salaried employees and approximately 7,900 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.

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
Risks Related to the COVID-19 Pandemic
The novel coronavirus (COVID-19 pandemic) has adversely affected and could continue to adversely affect our financial results, operations and outlook for an extended period of time.

The novel coronavirus (COVID-19) pandemic, and restrictions imposed by federal, state and local governments in response to the outbreak, have disrupted and is expected to continue to disrupt our business. During 2020, Centers for Disease Control (“CDC”) guidance and government imposed restrictions have required individuals located in many areas where we operate our restaurants to practice social distancing, limit gathering in groups and/or “stay home” except for “essential” purposes. In response to the COVID-19 pandemic and government restrictions, we were required to temporarily close some of our restaurants, restrict the use of many of our dining rooms while still offering takeout and delivery, and/or implement modified work hours. The mobility restrictions, fear of contracting the coronavirus and the sharp increase in unemployment caused by the closure of businesses in response to the COVID-19 pandemic, have adversely affected and are expected to continue to adversely affect our guest traffic, which in turn could adversely impact our liquidity, financial condition or operating results. Even as and when the mobility restrictions are loosened or lifted, guests may still be reluctant to return to in-restaurant dining. Additionally, the impact of lost wages due to the COVID-19 pandemic related unemployment may dampen consumer spending for the foreseeable future.

In response to the ongoing COVID-19 pandemic, we did the following:
•Placed further emphasis on our already in place off-premise measures, including:
◦Implementing direct delivery nationwide through the Noodles app and website;
◦Expanding our third-party delivery service; and
◦Launching curbside delivery at all of our restaurants
•Negotiated a bank amendment for covenant relief and other liquidity flexibility;
•Implemented temporary salary reductions and furloughs at our support center and reductions in force throughout the organization;
•Closed nearly all of our dining rooms beginning the third week of March 2020 through May 2020, limiting our service to off-premise only. We began re-opening dining rooms in May 2020 as a result of reduced restrictions by local governments. However, during the fourth quarter, our business was further impacted due to a rise in hospitalizations and local restrictions and the vast majority of our dining rooms closed again. We have since reopened a majority of our dining rooms with limited capacity, and will continue to open the remaining dining rooms as appropriate.

The Company has prioritized taking steps to protect the health and safety of its team members and guests by doing the following:
•Increased cleaning and sanitizing protocols;
•Implemented additional training and operational manuals for its restaurant employees, as well as enhanced handwashing procedures;
•Installation of plexiglass at point of sale terminals;
•Requirements for wearing of masks by all team members and guests; and
•Health screening process for all team members before the start of each shift.

Although the ultimate severity of the COVID-19 pandemic remains uncertain at this time, we expect that the pandemic may continue to adversely impact the Company's financial condition and results of operations, including, but not limited to:
•Reduced demand as customers may self-impose or be subject to governmental restrictions to dine at our restaurants due to illness, quarantine or limitations on social gatherings;
•Changes in consumer spending behaviors due to the COVID-19 pandemic as customers choose to avoid public gathering places, which may continue to impact traffic in our restaurants;
•Changes in our lunch business as it relates to guests who visit us during corporate lunch breaks, particularly if trends related to work from home continue;
•The ability for our franchisees to have the financial capacity to pay their franchise royalty fee obligations that we have historically received. We are working with our franchisees to support their financial liquidity during this period of uncertainty. For a period of time, we granted deferral of certain royalties, information technology support, and marketing fees earned from franchisees;
•An impact on our liquidity, which may require us to pursue additional sources of financing to meet our financial obligations. Obtaining such financing is not guaranteed and is largely dependent upon market conditions and other factors. Further actions may be required to improve our cash position, including but not limited to, further reductions of corporate expenses and foregoing additional capital expenditures and other discretionary expenses;
•An increase in cyber security threats and attempts to breach our security networks as more business and activities have shifted online due to the COVID-19 pandemic restrictions on congregating and physical movements; and
•Uncertainty on the duration of how long the COVID-19 pandemic will last or if hospitalizations and infection rates will subside even after vaccines are successfully widely administered, when government restrictions and mandates will be imposed or lifted, or the longer term impact of the COVID-19 pandemic on consumer behavior.

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
Our strategies include improving our menu offerings, such as through the introduction of Zoodles, Caulifloodles and Family Meals; pursuing off-premise opportunities, for example through our dedicated pick-up shelving and third-party delivery; improving efficiencies and unit level margins by simplifying operations; enhancing our menu structure and layout; and improving manager selection, training and development of our teams. However, customers may not favor new menu offerings or may not find initiatives aimed at off-premise dining appealing, and our efforts to increase our sales growth and improve our offerings may be unsuccessful. Additionally, our operational initiatives may be ineffective at reducing costs or may reduce the quality of the customer experience. Any failure of our new initiatives could materially adversely affect our business, financial condition or results of operations.
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
One element of our operational strategy is the opening of new restaurants and operating those restaurants on a profitable basis. In 2020, we opened four company-owned restaurants, refranchised nine restaurants and closed six company-owned restaurants. Our franchisees did not open any restaurants and closed one restaurant. We expect to open between ten and fifteen company-wide restaurants in 2021 with such openings primarily taking place in well-established existing markets.
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
Risks Related to Our Employees, Executives and Franchisees
Our business could be adversely affected by difficulties in hiring and retaining top-performing employees.
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
Labor is a primary component in the cost of operating our restaurants. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase. In addition, our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, including customer service and kitchen staff. Qualified individuals needed to fill these positions are in short supply in some geographic areas. In addition, restaurants have traditionally experienced relatively high employee turnover rates. Our and our franchisees’ ability to recruit and retain qualified individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition or results of operations.
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
We may not be successful in executing our franchise strategy.
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
Risks Related to Our Supply Chain and Technology
We rely heavily on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.
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
Our ability to maintain consistent price, quality and safety throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We do not control the businesses of our vendors, suppliers and distributors and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our distributors or suppliers perform inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be materially adversely affected. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, including any suppliers who are a sole source of supply of a particular ingredient, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, especially if customers change their dining habits as a result. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe. In addition, because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers. These potential changes in food and supply costs could materially adversely affect our business, financial condition or results of operations.
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
Our ability to continue to expand our digital business, delivery orders and catering is uncertain, and these business lines are subject to risks.

Our revenue from digital orders has increased significantly from prior years. This growth rate may not be sustainable, and if our digital business does not continue to expand it may be difficult for us to achieve our planned sales growth. We have also increased our efforts to promote delivery orders, which have also grown considerably. We rely on third-party providers to fulfill delivery orders, and the ordering and payment platforms used by these third parties, or our mobile app or online ordering system, could be damaged or interrupted by technological failures, user errors, cyber-attacks or other factors, which may materially adversely impact our sales through these channels and could negatively impact our brand. Additionally, our delivery partners are responsible for order fulfillment and may make errors or fail to make timely deliveries, leading to customer disappointment that may negatively impact our brand. We also incur additional costs associated with using third-party service providers to fulfill these digital orders and the costs of delivering may have a material adverse impact on restaurant level margins. Moreover, the third-party restaurant delivery business is intensely competitive, with a number of players competing for market share, online traffic, capital, and delivery drivers and other people resources. The third-party delivery services with which we work may struggle to compete effectively, and if they were to cease or curtail operations, or fail to provide timely delivery services in a cost-effective manner, or if they give greater priority on their platforms to our competitors, our delivery business may be negatively impacted. We have also introduced catering offerings on both a pick-up and delivery basis, and customers may choose our competitors’ catering offerings over ours, be disappointed with their experience with our catering, or experience food safety problems if they do not serve our food in a safe manner, which may negatively impact us. Such delivery and catering offerings also increase the risk of illnesses associated with our food because the food is transported and/or served by third parties in conditions we cannot control.
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
Legal, Accounting, and Regulatory Risks
Changes to estimates related to our property, fixtures and equipment or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment charges on certain long-lived assets, which may materially adversely affect our results of operations.
In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any location, the estimated undiscounted future cash flows are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge equal to the difference between the carrying value and the fair value is recorded. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. Over the past several years we have recognized significant impairment charges and if future impairment charges continue to be significant, this could have a material adverse effect on our business or results of operations.
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
We are subject to various federal, state and local regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. Our restaurants are also subject to state and local licensing and regulation by health, sanitation, food and occupational safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses, approvals or permits for our restaurants, which could delay planned restaurant openings or affect the operations at our existing restaurants. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. Due to the COVID-19 pandemic, there could be additional governmental regulations that arise that could impact our business.
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
Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet, health and safety. Such changes may include federal, state and local regulations and recommendations from medical and diet professionals pertaining to the ingredients and nutritional content of the food and beverages we offer. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our menu offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may choose or be required to modify or remove certain menu items, which may cause us to incur costs to implement those changes and may materially adversely affect the appeal of our menu to new or returning customers. To the extent we are unwilling or unable to respond with appropriate changes to our menu offerings, it could materially affect consumer demand and could have a material adverse impact on our business, financial condition or results of operations.
Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. As discussed in Part I, “Business-Governmental Regulation and Environmental Matters” of this 10-K, these changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. Inconsistencies among state laws with respect to presentation of nutritional content could be challenging for us to comply with in an efficient manner. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.
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
Our customers occasionally file complaints or lawsuits against us alleging we caused an illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. These kinds of complaints or lawsuits may be more common in a period in which the public is focused on health safety issues, or may attract more attention due to publication on various social media outlets. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, equal opportunity, discrimination and similar matters and we could become subject to class action or other lawsuits related to these or different matters in the future. In addition, the restaurant industry has from time to time been subject to claims based on the nutritional content of food products sold and disclosure and advertising practices. We may also become subject to various employee and workplace litigation, including claims related to discrimination, harassment, workplace safety, medical and family leave, and wage-and-hour issues, which risk has been heightened by the COVID-19 pandemic as discussed above.
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
Risks Related to Our Common Stock and Debt Financing
Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock. Our amended and restated certificate of incorporation authorizes us to issue up to 180,000,000 shares of Class A common stock and Class B common stock. As of December 29, 2020, we have 44,383,716 outstanding shares of Class A common stock and no outstanding shares of Class B common stock. In addition, as of such date, approximately 2,094,679 shares of Class A common stock are issuable upon the exercise of outstanding stock options and the vesting of restricted stock units, and 1,913,793 shares of Class A common stock and 28,850 shares of Class B common stock are issuable upon the exercise of warrants. Moreover, as of that date, approximately 3.6 million shares of our common stock are available for future grants under our stock incentive plan and for future purchase under our employee stock purchase plan.
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
As a general matter, operating and developing our business requires significant capital. Our credit agreement ends in 2024 and securing access to credit on reasonable terms thereafter will require us to extend or refinance such agreement. In addition, in order to pursue our business and operational strategies, we may need additional sources of liquidity in the future and it may be difficult or impossible at such time to increase our liquidity. Our lenders may not agree to amend our credit agreement at such time to increase our borrowing capacity. Further, our requirements for additional liquidity may coincide with periods during which we are not in compliance with covenants under our credit agreement and our lenders may not agree to further amend our credit agreement to accommodate such non-compliance. Even if we are able to access additional liquidity, agreements governing any borrowing arrangement could contain covenants restricting our operations. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets. In addition, variable-rate borrowings under our credit agreement typically use LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of recent national and international regulatory scrutiny which may result in changes that cause LIBOR to disappear entirely after 2021 or to cause it to perform differently than in the past. The consequences of these LIBOR developments on our variable-rate borrowings, including the possible transition to other rates such as the Secured Overnight Financing Rate (“SOFR”), cannot be predicted at this time, but could include an increase in the cost of our variable-rate borrowings and volatility in our earnings.

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
As of December 29, 2020, we and our franchisees operated 454 restaurants in 29 states. Our restaurants are typically approximately 2,600 square feet and are located in a variety of suburban and urban markets. We lease the property for our central support office and all of the properties on which we operate restaurants. The chart below shows the locations of our company-owned and franchised restaurants as of December 29, 2020.

State	Company- owned	Franchised	Total
Arizona	5	—	5
California	16	—	16
Colorado	59	—	59
Connecticut	—	4	4
Florida	—	6	6
Idaho	5	—	5
Illinois	49	5	54
Indiana	21	1	22
Iowa	10	1	11
Kansas	10	—	10
Kentucky	1	4	5
Maryland	23	—	23
Michigan	—	23	23
Minnesota	44	1	45
Missouri	3	7	10
Montana	—	2	2
Nebraska	—	5	5
New York	1	—	1
North Carolina	10	4	14
North Dakota	—	4	4
Ohio	17	—	17
Oregon	6	—	6
Pennsylvania	9	—	9
South Dakota	—	2	2
Tennessee	—	4	4
Utah	16	—	16
Virginia	24	—	24
Washington	2	—	2
Wisconsin	47	3	50
	378	76	454
We are obligated under non-cancelable leases for our restaurants and our central support office. Our restaurant leases generally have initial terms of 10 years with two or more five-year renewal options. Our restaurant leases may require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs.

ITEM 3.    Legal Proceedings
Other Matters
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 29, 2020. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock has traded on the Nasdaq Global Select Market under the symbol NDLS since it began trading on June 28, 2013, the date of our initial public offering (“IPO”). As of February 22, 2021, there were approximately 30 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Purchases of Equity Securities by the Issuer
We had no share repurchases during the fourth quarter of 2020.
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

ITEM 6.    Selected Financial Data
The following table summarizes the consolidated historical financial and operating data for the periods indicated. The statements of operations data for the fiscal years ended December 29, 2020, December 31, 2019 and January 1, 2019, and the balance sheet data as of December 29, 2020 and December 31, 2019 have been derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data,” and the statements of operations data from the fiscal years ended January 2, 2018 and January 3, 2017, and the balance sheet data as of January 1, 2019, January 2, 2018 and January 3, 2017 have been derived from our audited consolidated financial statements not included in this report.
The historical results presented below are not necessarily indicative of the results to be expected for any future period. This information should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report.
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2016, which ended on January 3, 2017, contained 53 weeks, and all other fiscal years presented below contained 52 weeks. We refer to our fiscal years as 2020, 2019, 2018, 2017 and 2016. Our fiscal quarters each contain thirteen weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains fourteen weeks.

	Fiscal Year
	2020	2019	2018	2017	2016
	(in thousands)
Revenue:
Restaurant revenue	$388,480	$456,671	$453,671	$451,599	$482,544
Franchising royalties and fees, and other	5,175	5,740	4,170	4,893	4,930
Total revenue	393,655	462,411	457,841	456,492	487,474
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	97,697	117,179	121,102	121,473	130,630
Labor	126,424	150,565	149,746	150,161	161,219
Occupancy	46,787	48,863	49,020	51,877	55,912
Other restaurant operating costs	71,208	66,684	65,575	64,091	73,011
General and administrative(1)(2)	42,876	43,446	46,092	39,746	55,654
Depreciation and amortization	21,709	22,086	22,872	24,613	28,134
Pre-opening	443	402	50	935	3,131
Restaurant impairments, closure costs and asset disposals(3)	6,540	7,747	7,142	37,446	47,311
Total costs and expenses	413,684	456,972	461,599	490,342	555,002
(Loss) income from operations	(20,029)	5,439	(3,758)	(33,850)	(67,528)
Loss on extinguishment of debt	—	746	626	—	—
Interest expense, net	3,146	2,942	4,305	3,839	2,916
(Loss) income before income taxes	(23,175)	1,751	(8,689)	(37,689)	(70,444)
Provision (benefit) for income taxes	84	104	(248)	(207)	1,233
Net (loss) income	(23,259)	1,647	(8,441)	(37,482)	(71,677)
Accretion of preferred stock to redemption value(4)	—	—	—	(7,967)	—
Net (loss) income attributable to common stockholders	$(23,259)	$1,647	$(8,441)	$(45,449)	$(71,677)
_____________
(1)General and administrative expenses in 2016 include a $10.6 million charge for estimated losses associated with claims and anticipated claims by payment card companies from our 2016 data security incident, a $2.7 million charge for severance expenses and a $3.0 million charge for an employment-related litigation settlement.
(2)General and administrative expenses in 2018 include a charge of $3.4 million for the final assessment related to data breach liabilities, and a $0.3 million charge for a litigation settlement related to a Delaware gift card matter.

(3)Restaurant impairments, closure costs and asset disposals include $4.1 million, $2.6 million, $1.5 million, $16.2 million and $41.6 million of charges in 2020, 2019, 2018, 2017 and 2016. Fiscal 2019 includes the write down of assets related to the sale of nine company-owned restaurants to a franchisee that was completed in January of 2020. Included in the impairment charges are eight restaurants in 2020, two restaurants in 2019, one restaurant in 2018, 34 restaurants in 2017 and 54 restaurants in 2016 that were identified as impaired. Additionally, we recognized $1.1 million, $0.4 million, $4.1 million, $20.1 million, and $2.3 million in 2020, 2019, 2018, 2017 and 2016, respectively, of closure costs which are also included in restaurant impairments, closure costs and asset disposals. The closure costs recognized during 2020, 2019 and 2018 include closure costs of six, five and 19 restaurants closed throughout 2020, 2019 and 2018, most of which were at or approaching the expiration of their leases, and 2017 includes closure costs of 55 restaurants closed during the first quarter of 2017. Closure costs in 2020 and 2019 were partially offset by gains of $0.6 million and $0.4 million, respectively, resulting from the adjustments to liabilities as lease terminations occur. Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.
(4)Represents the accretion of the preferred stock issued to L Catterton to its full redemption value.

	Fiscal Year
	2020	2019	2018	2017	2016
	(in thousands, except share and per share data and restaurants)
(Loss) earnings per Class A and Class B common share, combined:
Basic	$(0.53)	$0.04	$(0.20)	$(1.20)	$(2.58)
Diluted	$(0.53)	$0.04	$(0.20)	$(1.20)	$(2.58)
Weighted average Class A and Class B common shares outstanding, combined:
Basic	44,272,474	44,036,947	42,329,556	37,759,497	27,808,708
Diluted	44,272,474	44,976,436	42,329,556	37,759,497	27,808,708
Selected Operating Data:
Company-owned restaurants at end of period	378	389	394	412	457
Franchise-owned restaurants at end of period	76	68	65	66	75
Company-owned:
Average unit volumes (1)	$1,064	$1,168	$1,119	$1,072	$1,075
Comparable restaurant sales (2)	(11.6)%	2.9%	3.4%	(2.7)%	(0.9)%
Restaurant contribution (3)	$46,364	$73,380	$68,228	$63,997	$61,772
Restaurant contribution margin (3)	11.9%	16.1%	15.0%	14.2%	12.8%
 _______________
(1)Average unit volumes (“AUVs”) consist of average annualized sales of all company-owned restaurants for a given time period.
(2)Comparable restaurant sales represent year-over-year sales for restaurants open for at least 18 full periods. For fiscal year 2020, restaurants that were temporarily closed or operating at reduced hours and dining capacity due to the COVID-19 pandemic remained in comparable restaurant sales.
(3)Restaurant contribution represents restaurant revenue less restaurant operating costs, which are the cost of sales, labor, occupancy and other operating items. Restaurant contribution margin represents restaurant contribution as a percentage of restaurant revenue. Restaurant contribution and restaurant contribution margin are non-GAAP measures that are neither required by, nor presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and the calculations thereof may not be comparable to similar measures reported by other companies. These measures are supplemental measures of the operating performance of our restaurants and are not reflective of the underlying performance of our business because corporate-level expenses are excluded from these measures.
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

A reconciliation of (loss) income from operations to restaurant contribution is presented below:

	Fiscal Year
	2020	2019	2018	2017	2016
	(in thousands)
(Loss) income from operations	$(20,029)	$5,439	$(3,758)	$(33,850)	$(67,528)
Less: Franchising royalties and fees, and other	5,175	5,740	4,170	4,893	4,930
Add: General and administrative	42,876	43,446	46,092	39,746	55,654
Depreciation and amortization	21,709	22,086	22,872	24,613	28,134
Pre-opening	443	402	50	935	3,131
Restaurant impairments, closure costs and asset disposals	6,540	7,747	7,142	37,446	47,311
Restaurant contribution	$46,364	$73,380	$68,228	$63,997	$61,772

	As of
	December 29, 2020	December 31, 2019	January 1, 2019	January 2, 2018	January 3, 2017
	(in thousands)
Balance Sheet Data:
Total current assets	$23,714	$29,322	$23,351	$22,058	$25,788
Total assets (4)	353,631	378,519	172,032	185,233	209,461
Total current liabilities	58,129	58,034	33,147	43,869	49,033
Total long-term debt	40,949	40,497	44,183	57,624	84,676
Total liabilities (4)	323,932	327,948	119,351	149,372	183,643
Total stockholders' equity	29,699	50,571	52,681	35,861	25,818
_____________
(4)     Beginning in fiscal 2019, total assets and total liabilities include the adoption of ASU 2016-02.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” and our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” This section of the Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons of 2020 to 2019. Discussions of 2018 items and year-to-year comparisons of 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1A. “Risk Factors” and elsewhere in this report.
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2020 and 2019, which ended on December 29, 2020 and December 31, 2019, respectively, contained 52 weeks. We refer to our fiscal years as 2020 and 2019. Our fiscal quarters each contained 13 operating weeks.
Overview
Noodles & Company is a restaurant concept offering lunch and dinner within the fast-casual segment of the restaurant industry. We opened our first location in 1995, offering noodle and pasta dishes, staples of many different cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally-inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, soups, salads and appetizers. We believe we offer our customers value with per person spend of approximately $10.12 in 2020.
Impact of COVID-19 Pandemic on Our Business
The onset of the COVID-19 pandemic resulted in significant disruption to the restaurant industry and adversely affected our business. The greatest impact to our sales and overall financial results was during the initial stages of the pandemic, beginning the third week of March 2020 through the end of May 2020. During this period, we temporarily closed nearly all of our dining rooms and migrated to a nearly entire off-premise model, driven by local government imposed restrictions in areas where we operate our restaurants.

COVID-19 related disruption mitigated somewhat during the summer in 2020, due to more relaxed government restrictions in certain markets and seasonal weather which allowed for outdoor gatherings. Comparable sales meaningfully and progressively improved during this time compared to the initial disruption at the beginning of the COVID-19 pandemic. However, during the fourth quarter, our business was further impacted due to a rise in hospitalizations and local restrictions. During this more recent period, we did not see the same level of volatility in our sales or overall financial results compared to the initial stages of the pandemic, driven in part by our investment in our off-premise model and continued safety protocols.

The health and well-being of our employees and guests was and continues to remain our top priority. We invested in safety standards and restaurant supplies to enforce a high level of cleanliness by providing sanitizers throughout the restaurants, reinforcing wellness protocols and requiring frequent handwashing. In addition, we closely followed recommendations from the Centers for Disease Control and local health departments and implemented social distancing restrictions, face mask requirements, enhanced cleaning processes and enhanced sanitizing in our high-traffic areas. Collectively, these efforts give our employees and guests confidence that we remain dedicated to our commitment to keep them safe.

Our business was well-positioned for the transition to largely off-premise dining. We continued our investment in digital technology to promote our off-premise channel, including implementing direct delivery nationwide through the Noodles app and website, expanding our third party delivery services, and launching curbside delivery at all of our restaurants. The shifting demand pattern towards our off-premise offerings, including delivery, has caused a reduction in our restaurant level margins due primarily to higher delivery fees, partially offset by improved efficiencies throughout the balance of our expense profile, most notably in our labor model.

The ongoing impact of the COVID-19 pandemic on our longer-term operational and financial performance will depend on future developments, including the availability and widespread distribution of safe and effective COVID-19 vaccines. Many of these future developments are outside of our control and all are highly uncertain and cannot be predicted. As of the date of this filing, significant uncertainty continues to exist concerning the magnitude of the impact and the duration of the COVID-19 pandemic. As of the date of this filing, substantially all of our restaurants continue to operate, and dining rooms are open in over 90% of our company-owned locations. While we cannot predict the extent to which the COVID-19 pandemic will impact our business, we intend to continue to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our team members, customers, suppliers and shareholders. For a further discussion of the impacts that the COVID-19 pandemic has had on our financial results refer to the “Results of Operations.”

Recent Trends, Risks and Uncertainties
Comparable Restaurant Sales. In fiscal 2020, system-wide comparable restaurant sales decreased 12.0%, comprised of an 11.6% decrease for company-owned restaurants and a 14.5% decrease for franchise restaurants primarily due to the impact of the COVID-19 pandemic, including temporary closures of restaurants. Comparable restaurant sales represent year-over-year sales comparisons for restaurants open for at least 18 full periods. For fiscal year 2020, restaurants that were temporarily closed or operating at reduced hours and dining capacity due to the COVID-19 pandemic remained in comparable restaurant sales.
Our full year comparable sales results were impacted by volatility related to the COVID-19 pandemic. However, we believe that the volatility in our sales performance was offset by our strong brand positioning and ability to meet the needs of today's consumer for great tasting healthy food served conveniently where and when guests want it. Our ability to return to positive comparable sales depends, among other reasons, on (i) the duration of the COVID-19 pandemic, (ii) limitations imposed by federal, state and local governments with respect to reduced seating capacity in our restaurants and other social distancing measures, (iii) our customers’ future willingness to eat at restaurants and (iv) macroeconomic conditions and the length of time required for the national and local economies to achieve economic recovery following the crisis.
Cost of Sales. As a result of the COVID-19 pandemic, we have and expect to continue to incur incremental costs of sales, including the use of additional packaging supplies to support the continued increase in to-go and off-premise orders. Despite the increased packaging costs, we have continued to work with our suppliers for ongoing supply chain savings resulting in lower cost of sales. To date, there has been minimal disruption to our supply chain network, including the supply of our ingredients, packaging or other sourced materials, though it is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact the markets in which we operate. We are working closely with our distributors and contract manufacturers as the situation evolves. We intend to continue to actively monitor the situation, including the status of our supply chain, to determine the appropriate actions to minimize any interruptions.
Labor Costs. Similar to much of the restaurant industry, our base labor costs have risen in recent periods. In 2020, we were able to offset the impact of increased base labor costs through labor efficiencies such as our procedures around optimizing food preparation times. Additionally, with the increased adoption of digital ordering from our customers, we modified our labor model to reduce the number of front of house labor hours in our restaurants. Some jurisdictions in which we operate have recently increased their minimum wage and other jurisdictions are considering similar actions. Significant additional government-imposed increases could materially affect our labor costs.
Other Restaurant Operating Costs. We have and expect to continue to incur additional third-party delivery fees resulting from a significant expansion of our use of third-party delivery services due to the COVID-19 pandemic.
Restaurant Development. Given an anticipated increase in favorable real estate availability, we expect to incorporate increased unit development into our strategic growth plan for 2021 and beyond. In 2021, we plan to open between ten and fifteen restaurants system-wide and develop a pipeline to support a 7% to 10% unit growth rate beginning in 2022.
In 2020, we opened four company-owned restaurants, refranchised nine restaurants and closed six company-owned restaurants, while our franchisees closed one restaurant and did not open any restaurants in 2020. As of December 29, 2020, we had 378 company-owned restaurants and 76 franchise restaurants in 29 states.
Certain Restaurant Closures. We closed six and five company-owned restaurants in 2020 and 2019, respectively, most of which were at or approaching the expiration of their leases. We currently do not anticipate significant restaurant closures for the foreseeable future; however, we may from time to time close certain restaurants, including closures at, or near, the expiration of their leases.

Impairment of Long-lived Assets. We impaired eight restaurants in 2020 and two restaurants in 2019 and wrote down the assets related to the sale of nine company-owned restaurants to a franchisee that closed in January of 2020.

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
Average Unit Volumes
AUVs consist of the average annualized sales of all company-owned restaurants for a given time period. AUVs are calculated by dividing restaurant revenue by the number of operating days within each time period and multiplying by the number of operating days we have in a typical year. This measurement allows management to assess changes in consumer traffic and per person spending patterns at our restaurants.
Comparable Restaurant Sales
Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. As of the end of 2020, 2019 and 2018, there were 368, 383 and 392 restaurants, respectively, in our comparable restaurant base for company-owned locations. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded. For fiscal year 2020, restaurants that were temporarily closed or operating at reduced hours and dining capacity due to the COVID-19 pandemic remained in comparable restaurant sales. Changes in comparable restaurant sales are generated by changes in traffic, which we calculate as the number of entrées sold, or changes in per-person spend, calculated as sales divided by traffic. Per-person spend can be influenced by changes in menu prices and the mix and number of items sold per person.
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

The following table presents a reconciliation of net (loss) income to EBITDA and adjusted EBITDA:

	Fiscal Year
	2020	2019
	(in thousands)
Net (loss) income	$(23,259)	$1,647
Depreciation and amortization	21,709	22,086
Interest expense, net	3,146	2,942
Provision for income taxes	84	104
EBITDA	$1,680	$26,779
Restaurant impairments, closure costs and asset disposals (1)	6,540	7,747
Fees and costs related to transactions and other acquisition/disposition costs (2)	162	190
Loss on extinguishment of debt (3)	—	746
Severance costs (4)	536	522
Stock-based compensation expense (5)	2,554	2,443
Adjusted EBITDA	$11,472	$38,427
_____________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. Additionally, 2020 and 2019 include closure costs of six and five restaurants, respectively. Fiscal year 2020 had $4.1 million of impairment charges and 2019 had $2.6 million of impairment charges and $3.6 million write down of assets for the sale of nine company-owned restaurants to a franchisee that was completed in January of 2020. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals.
(2)Fiscal year 2019 includes expenses related to transaction and acquisition costs related to the purchase of one franchise restaurant and other refranchising costs.
(3)Fiscal year 2019 includes the loss on extinguishment of debt resulting from writing off certain remaining unamortized debt issuance costs related to our credit facility with U.S. Bank National Association (the “2018 Credit Facility”) which was amended in November 2019.
(4)Severance costs are related to departmental structural changes and the departure of certain executives.
(5)Fiscal year 2019 includes an adjustment related to the departure of Paul Murphy, our former Executive Chairman.

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
Other Restaurant Operating Costs
Other restaurant operating costs include the costs of repairs and maintenance, utilities, restaurant-level marketing, credit card processing fees, third-party delivery fees, restaurant supplies and other restaurant operating costs. Similar to certain other costs, they are expected to grow proportionally as restaurant revenue grows.

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

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened or closed in the years indicated:

	Fiscal Year
	2020	2019
Company-Owned Restaurants
Beginning of period	389	394
Openings	4	4
Acquisition (1)	—	1
Divestitures (1)	(9)	(5)
Closures	(6)	(5)
End of period	378	389
Franchise Restaurants
Beginning of period	68	65
Openings	—	1
Acquisitions (1)	9	5
Divestiture (1)	—	(1)
Closures	(1)	(2)
End of period	76	68
Total restaurants	454	457
_____________________________
(1)During 2020, we sold nine company-owned restaurants to a franchisee. During 2019 we acquired one franchise restaurant and sold five company-owned restaurants to a franchisee.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Year
	2020	2019
Revenue:
Restaurant revenue	98.7%	98.8%
Franchising royalties and fees, and other	1.3%	1.2%
Total revenue	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	25.1%	25.7%
Labor	32.5%	33.0%
Occupancy	12.0%	10.7%
Other restaurant operating costs	18.3%	14.6%
General and administrative	10.9%	9.4%
Depreciation and amortization	5.5%	4.8%
Pre-opening	0.1%	0.1%
Restaurant impairments, closure costs and asset disposals	1.7%	1.7%
Total costs and expenses	105.1%	98.8%
(Loss) income from operations	(5.1)%	1.2%
Loss on extinguishment of debt	—%	0.2%
Interest expense, net	0.8%	0.6%
(Loss) income before income taxes	(5.9)%	0.4%
Provision (benefit) for income taxes	—%	—%
Net (loss) income	(5.9)%	0.4%

Fiscal Year 2020 compared to Fiscal Year 2019
The table below presents our operating results for 2020 and 2019, and the related year-over-year changes:

	Fiscal Year		Increase / (Decrease)
	2020	2019	$	%
	(in thousands)
Revenue:
Restaurant revenue	$388,480	$456,671	$(68,191)	(14.9)%
Franchising royalties and fees, and other	5,175	5,740	(565)	(9.8)%
Total revenue	393,655	462,411	(68,756)	(14.9)%
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	97,697	117,179	(19,482)	(16.6)%
Labor	126,424	150,565	(24,141)	(16.0)%
Occupancy	46,787	48,863	(2,076)	(4.2)%
Other restaurant operating costs	71,208	66,684	4,524	6.8%
General and administrative	42,876	43,446	(570)	(1.3)%
Depreciation and amortization	21,709	22,086	(377)	(1.7)%
Pre-opening	443	402	41	10.2%
Restaurant impairments, closure costs and asset disposals	6,540	7,747	(1,207)	(15.6)%
Total costs and expenses	413,684	456,972	(43,288)	(9.5)%
(Loss) income from operations	(20,029)	5,439	(25,468)	*
Loss on extinguishment of debt	—	746	(746)	(100.0)%
Interest expense, net	3,146	2,942	204	6.9%
(Loss) income before income taxes	(23,175)	1,751	(24,926)	*
Provision (benefit) from income taxes	84	104	(20)	(19.2)%
Net (loss) income	$(23,259)	$1,647	$(24,906)	*
Company-owned:
Average unit volumes	$1,064	$1,168	$(104)	(8.9)%
Comparable restaurant sales	(11.6)%	2.9%
_____________
*    Not meaningful.
Revenue
Total revenue decreased by $68.8 million, or 14.9%, in 2020 compared to 2019. This decrease was due to a decline in traffic related to the impact of the COVID-19 pandemic during 2020, temporary store closures due to the COVID-19 pandemic, six restaurants permanently closed in 2020, as well as a $10.3 million decrease related to the refranchising of nine total restaurants, partially offset by increases in pricing and growth from the four new restaurants opened in 2020 and the opening of four new restaurants in 2019.
Average unit volumes decreased 8.9% to $1.1 million in 2020 compared to $1.2 million in 2019. System-wide comparable restaurant sales decreased 12.0% in 2020, comprised of an 11.6% decrease at company-owned restaurants and a 14.5% decrease at franchise-owned restaurants.

Cost of Sales
Cost of sales decreased by $19.5 million, or 16.6%, in 2020 compared to 2019, due primarily to the reduction in restaurant revenue. As a percentage of restaurant revenue, cost of sales decreased to 25.1% in 2020 from 25.7% in 2019. The decrease as a percentage of restaurant revenue was primarily due to ongoing supply chain initiatives, increased menu pricing and lower discounting, partially offset by higher packaging costs associated with the shift to increased off-premise sales in response to the COVID-19 pandemic.
Labor Costs
Labor costs decreased by $24.1 million, or 16.0%, in 2020 compared to 2019, due primarily to the decline in restaurant sales associated with the COVID-19 pandemic as well as labor initiatives implemented in 2020. These initiatives included modifying our labor model to reduce the number of front of house hours in our restaurants, especially during the time that indoor dining rooms were closed. As a percentage of restaurant revenue, labor costs decreased to 32.5% in 2020 compared to 33.0% in 2019 as a result of the labor initiatives implemented.
Occupancy Costs
Occupancy costs decreased by $2.1 million, or 4.2%, in 2020 compared to 2019, due primarily to the favorable impact of restaurant closures since the beginning of 2019 as well as rent abatements from lease negotiations as a result of the COVID-19 pandemic. As a percentage of restaurant revenue, occupancy costs increased to 12.0% in 2020 from 10.7% in 2019, due to modest new unit growth and a reduction in restaurant revenue.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $4.5 million, or 6.8%, in 2020 compared to 2019, due primarily to increased third-party delivery fees partially offset by lower utility costs, lower credit card fees and lower repairs and maintenance in 2020. As a percentage of restaurant revenue, other restaurant operating costs increased to 18.3% in 2020 from 14.6% in 2019, due primarily to increased third-party delivery fees resulting from a significant expansion of our use of third-party delivery services due to the COVID-19 pandemic.
General and Administrative Expense
General and administrative expense decreased by $0.6 million, or 1.3%, in 2020 compared to 2019, due primarily to the cost savings initiatives implemented as a result of the COVID-19 pandemic, including position reductions, furloughs, temporary salary reductions and reduction in bonus expense, partially offset by an increase in severance and marketing expense. As a percentage of revenue, general and administrative expense increased to 10.9% in 2020 compared to 9.4% in 2019, due primarily to the decline in revenue as a result of the COVID-19 pandemic.
Depreciation and Amortization
Depreciation and amortization decreased by $0.4 million, or 1.7%, in 2020 compared to 2019, due primarily to restaurants impaired or closed. As a percentage of revenue, depreciation and amortization increased to 5.5% in 2020 from 4.8% in 2019, due primarily to the decline in restaurant sales as a result of the COVID-19 pandemic.
Pre-Opening Costs
Pre-opening costs remained relatively flat in 2020 compared to 2019.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals decreased by $1.2 million, or 15.6%, in 2020 compared to 2019. In 2020, we recognized $4.1 million of impairment charges on eight restaurants. In 2019, we had $2.6 million of impairment charges on two restaurants as well as $3.6 million asset write-down related to the divestiture of company-owned restaurants to a franchisee. Both periods include ongoing equipment costs for restaurants previously impaired. This decrease was partially offset by an increase in closure costs and loss on asset disposals during 2020.
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
Interest Expense
Interest expense increased by $0.2 million, or 6.9% in 2020 compared to 2019. The increase was mainly due to higher average borrowings and a higher average interest rate in 2020 compared to 2019.
Provision (Benefit) from Income Taxes
The effective tax rate was (0.4)% in 2020 compared to 5.9% in 2019. The effective tax rates in 2020 and 2019 are primarily related to changes in indefinite-lived intangibles. We will continue to maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Quarterly Financial Data
The following table presents select historical quarterly consolidated statements of operations data and other operations data for fiscal years 2020 and 2019. Each fiscal quarter contained 13 operating weeks.

	Quarter Ended
	December 29, 2020	September 29, 2020	June 30, 2020	March 31, 2020	December 31, 2019	October 1, 2019	July 2, 2019	April 2, 2019
	(in thousands, except restaurants, unaudited)
Revenue:
Restaurant revenue	$105,330	$104,413	$80,021	$98,716	$112,289	$116,759	$118,858	$108,765
Franchising royalties and fees, and other	1,838	1,569	136	1,632	1,582	1,545	1,332	1,281
Total revenue	$107,168	$105,982	$80,157	$100,348	$113,871	$118,304	$120,190	$110,046
(Loss) income from operations	$(3,372)	$722	$(12,525)	$(4,854)	$247	$5,044	$1,238	$(1,090)
Net (loss) income(1)(2)	$(3,819)	$(127)	$(13,478)	$(5,835)	$(1,183)	$4,243	$438	$(1,851)
Selected Operating Data:
Company-owned restaurants at end of period	378	378	380	381	389	391	395	395
Franchise-owned restaurants at end of period	76	76	76	77	68	67	62	64
Company-owned:
Average unit volumes	$1,148	$1,187	$891	$1,036	$1,171	$1,188	$1,201	$1,131
Comparable restaurant sales	(4.2)%	(3.6)%	(30.1)%	(7.0)%	1.4%	2.2%	4.8%	3.0%
Restaurant contribution margin	13.6%	15.4%	6.7%	10.7%	17.2%	17.1%	17.1%	12.6%
_____________
(1)Fiscal 2020 includes $1.1 million of closure costs primarily related to six restaurants closed in 2020, most of which were at or approaching the expiration of their leases and ongoing costs related to previously closed restaurants. Additionally, in 2020 we recognized $4.1 million of impairment charges.
(2)Fiscal year 2019 includes $0.4 million of closure costs primarily related to five restaurants closed in 2019, most of which were at or approaching the expiration of their leases and ongoing costs related to previously closed restaurants. Additionally, in 2019 we recognized $2.6 million of impairment charges and $3.6 million related to the write down of assets held for sale for nine restaurants subsequently sold to a franchisee.

A reconciliation of (loss) income from operations to restaurant contribution is presented below:

	Quarter Ended
	December 29, 2020	September 29, 2020	June 30, 2020	March 31, 2020	December 31, 2019	October 1, 2019	July 2, 2019	April 2, 2019
	(in thousands, unaudited)
(Loss) income from operations	$(3,372)	$722	$(12,525)	$(4,854)	$247	$5,044	$1,238	$(1,090)
Less: Franchising royalties and fees, and other	1,838	1,569	136	1,632	1,582	1,545	1,332	1,281
Add: General and administrative	11,461	10,827	10,034	10,554	11,022	10,436	11,848	10,140
Depreciation and amortization	5,436	5,541	5,397	5,335	5,460	5,458	5,661	5,507
Pre-opening	60	239	71	73	71	266	65	—
Restaurant impairments, closure costs and asset disposals	2,557	369	2,558	1,056	4,107	336	2,884	420
Restaurant contribution	$14,304	$16,129	$5,399	$10,532	$19,325	$19,995	$20,364	$13,696

Liquidity and Capital Resources
Overview
As of December 29, 2020, our available cash and cash equivalents balance was $7.8 million, and $52.3 million was available for future borrowings under our Second Amended Credit Facility (defined below).
Our short-term obligations consist primarily of certain lease and other contractual commitments related to our operations, normal recurring operating expenses, working capital needs, new store development, capital improvements and maintenance of our restaurants, regular interest payments on our debt obligations and certain non-recurring expenditures (see Contractual Obligations).
Our long-term obligations consist primarily of certain lease and other contractual commitments related to our operations and principal payments on our outstanding debt obligations (see Contractual Obligations). In addition, our growth target for new store development will require capital each year which is expected to be funded by currently available cash and cash equivalents, cash flows from operations and our revolving credit facility.
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
On November 20, 2019, we amended our 2018 Credit Facility by entering into that certain First Amendment to Credit Agreement (the “Amendment” or “Amended Credit Facility”). Among other things, the Amendment: (i) extended the maturity date to November 20, 2024; (ii) increased the revolving credit facility from $65.0 million to $75.0 million; (iii) delayed step downs of the Company’s leverage covenant; and (iv) increased the limit on capital expenditures to $37.0 million in 2020 and to $45.0 million in 2021 and each fiscal year thereafter.
On June 16, 2020 (the “Effective Date”), we amended our Amended Credit Facility by entering into the Second Amendment to the Credit Facility (the “Second Amendment” or the “Second Amended Credit Facility”). Beginning on the Effective Date and through the third quarter of 2021 (the “Amendment Period”), borrowings under the Second Amended Credit Facility, including the term loan facility (“Borrowings”), will bear interest at LIBOR plus 3.25% per annum. Following the Amendment Period, Borrowings will bear interest at LIBOR plus a margin of 2.00% to 3.00% per annum, based upon the consolidated total lease-adjusted leverage ratio. Among other things, the Second Amendment (i) waives the lease-adjusted leverage ratio and fixed charge ratio covenants through the first quarter of 2021; (ii) amends the Company’s lease-adjusted leverage ratio and fixed coverage ratio covenant thresholds beginning in the second quarter of 2021 through the third quarter of 2022 and the first quarter of 2022, respectively and (iii) limits capital expenditures to $12.0 million in 2020, $12.0 million plus a liquidity-based performance basket up to an additional $12.0 million in 2021, $34.0 million in 2022, $37.0 million in 2023 and $45.0 million annually thereafter. Our Second Amended Credit Facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.
As of December 29, 2020, we had $43.8 million of indebtedness (excluding $1.7 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the Second Amended Credit Facility. The term loan requires principal payments of $187,500 per quarter through the third quarter of 2021, $375,000 through the third quarter of 2022, $531,250 through the third quarter of 2023 and $625,000 per quarter thereafter through maturity.

Availability of borrowings under the Second Amended Credit Facility is conditioned upon our compliance with the terms of the Amendment, including the financial covenants and other customary affirmative and negative covenants, such as limitations on additional borrowings, acquisitions, dividend payments and lease commitments, and customary representations and warranties. As of December 29, 2020, we were in compliance with all of our debt covenants.
We expect that we will meet all applicable financial covenants in our Second Amended Credit Facility, including the maximum consolidated total lease-adjusted leverage ratio, through at least the next four fiscal quarters. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit facility. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
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
Cash Flow Analysis
Cash flows from operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	December 29, 2020	December 31, 2019	January 1, 2019
	(in thousands)
Net cash provided by operating activities	$9,124	$30,060	$5,346
Net cash used in investing activities	(10,945)	(18,439)	(13,838)
Net cash (used in) provided by financing activities	(798)	(5,817)	9,786
Net (decrease) increase in cash and cash equivalents	$(2,619)	$5,804	$1,294
Operating Activities
Net cash provided by operating activities in 2020 decreased $20.9 million compared to 2019. The change in operating cash flows resulted from a decline in revenue related to the impact of the COVID-19 pandemic during 2020, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, closure costs and asset disposals and stock-based compensation as well as changes in working capital.
Investing Activities
Net cash used in investing activities was primarily related to new restaurant capital expenditures for the opening of four, four and one company-owned restaurant in 2020, 2019 and 2018, respectively, as well as information technology expenses.
Financing Activities
Net cash used in financing activities was $0.8 million in 2020 largely related to repayments of long-term debt similar to 2019. During 2018, the primary sources and uses of cash from financing activities included net proceeds of $23.0 million from our public offering of our common stock, net of repayments of $12.1 million on long-term debt.

Capital Resources
Future Capital Expenditure Requirements. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants, as well as information technology expenses and other general corporate capital expenditures.

Our total capital expenditures for 2020 were $11.8 million, and we expect our 2021 capital expenditures to be in the range of $20.0 million to $24.0 million, utilizing our $12.0 million performance bucket for 2021. Our capital expenditures in 2021 are expected to be related to our construction of new restaurants before any reductions for landlord reimbursements, reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by a combination of cash from operations and borrowings under our revolving credit facility.
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
Contractual Obligations
Our contractual obligations consist of lease obligations, purchase obligations, long-term debt and other liabilities. See Note 4 Long-Term Debt and Note 12 Leases for further discussion. We are obligated under non-cancelable leases for our restaurants, administrative offices and equipment. In addition to those lease obligations, we have legally binding minimum lease payments for leases signed but not yet commenced amounting to $6.1 million as of December 29, 2020. We enter into various purchase obligations in the ordinary course of business. As of December 29, 2020, our binding purchase obligations amounting to $44.2 million relate to volume commitments for beverage and food products, as well as binding commitments for the constructions of new restaurants. Our other liabilities of $4.7 million as of December 29, 2020 include expected payments associated with the employer payroll tax deferral under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and our commitment under our non-qualified deferred compensation plan.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements or obligations as of December 29, 2020.
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
Recently Issued Accounting Pronouncements
Refer to Note 1, Business and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements of this report.

ITEM 7A.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of December 29, 2020, there was $43.8 million in outstanding borrowings under our Second Amended Credit Facility. A plus or minus 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.4 million on an annualized basis.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that affected our results from 2016 through 2020. We expect wage inflation to continue to affect our results in the near future.

ITEM 8.    Financial Statements and Supplementary Data

Noodles & Company

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Balance Sheets
(in thousands, except share data)

	December 29, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$7,840	$10,459
Accounts receivable	3,428	3,503
Inventories	9,643	9,871
Prepaid expenses and other assets	2,759	5,386
Income tax receivable	44	103
Total current assets	23,714	29,322
Property and equipment, net	122,917	128,867
Operating lease assets, net	195,618	209,717
Goodwill	7,154	7,154
Intangibles, net	757	883
Other assets, net	3,471	2,576
Total long-term assets	329,917	349,197
Total assets	$353,631	$378,519
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,402	$9,351
Accrued payroll and benefits	12,876	13,479
Accrued expenses and other current liabilities	11,632	11,679
Current operating lease liabilities	26,094	22,775
Current portion of long-term debt	1,125	750
Total current liabilities	58,129	58,034
Long-term debt, net	40,949	40,497
Long-term operating lease liabilities, net	210,454	225,014
Deferred tax liabilities, net	240	200
Other long-term liabilities	14,160	4,203
Total liabilities	323,932	327,948
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of December 29, 2020 and December 31, 2019; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of December 29, 2020 and December 31, 2019; 46,807,587 issued and 44,383,716 outstanding as of December 29, 2020; 46,557,934 issued and 44,134,063 outstanding as of December 31, 2019	468	466
Treasury stock, at cost, 2,423,871 shares as of December 29, 2020 and December 31, 2019, respectively	(35,000)	(35,000)
Additional paid-in capital	202,970	200,585
Accumulated deficit	(138,739)	(115,480)
Total stockholders’ equity	29,699	50,571
Total liabilities and stockholders’ equity	$353,631	$378,519
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year Ended
	December 29, 2020	December 31, 2019	January 1, 2019
Revenue:
Restaurant revenue	$388,480	$456,671	$453,671
Franchising royalties and fees, and other	5,175	5,740	4,170
Total revenue	393,655	462,411	457,841
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	97,697	117,179	121,102
Labor	126,424	150,565	149,746
Occupancy	46,787	48,863	49,020
Other restaurant operating costs	71,208	66,684	65,575
General and administrative	42,876	43,446	46,092
Depreciation and amortization	21,709	22,086	22,872
Pre-opening	443	402	50
Restaurant impairments, closure costs and asset disposals	6,540	7,747	7,142
Total costs and expenses	413,684	456,972	461,599
(Loss) income from operations	(20,029)	5,439	(3,758)
Loss on extinguishment of debt	—	746	626
Interest expense, net	3,146	2,942	4,305
(Loss) income before income taxes	(23,175)	1,751	(8,689)
Provision (benefit) for income taxes	84	104	(248)
Net (loss) income	$(23,259)	$1,647	$(8,441)

(Loss) earnings per Class A and Class B common stock, combined
Basic	$(0.53)	$0.04	$(0.20)
Diluted	$(0.53)	$0.04	$(0.20)
Weighted average Class A and Class B common stock outstanding, combined
Basic	44,272,474	44,036,947	42,329,556
Diluted	44,272,474	44,976,436	42,329,556
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock(1) (2)		Treasury		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance—January 2, 2018	43,550,329	$436	2,423,871	$(35,000)	$171,613	$(101,188)	$35,861
Issuance of common stock in connection with a public offering, net of transaction expenses	2,500,000	25	—	—	22,967	—	22,992
Stock plan transactions and other	302,980	3	—	—	746	—	749
Stock-based compensation expense	—	—	—	—	3,026	—	3,026
Cumulative catch-up adjustment for ASC 606	—	—	—	—	—	(1,506)	(1,506)
Net loss	—	—	—	—	—	(8,441)	(8,441)
Balance—January 1, 2019	46,353,309	464	2,423,871	(35,000)	198,352	(111,135)	52,681
Stock plan transactions and other	204,625	2	—	—	(254)	—	(252)
Stock-based compensation expense	—	—	—	—	2,487	—	2,487
Cumulative catch-up adjustment for ASC 842	—	—	—	—	—	(5,992)	(5,992)
Net income	—	—	—	—	—	1,647	1,647
Balance—December 31, 2019	46,557,934	466	2,423,871	(35,000)	200,585	(115,480)	50,571
Stock plan transactions and other	249,653	2	—	—	(176)	—	(174)
Stock-based compensation expense	—	—	—	—	2,561	—	2,561
Net loss	—	—	—	—	—	(23,259)	(23,259)
Balance—December 29, 2020	46,807,587	$468	2,423,871	$(35,000)	$202,970	$(138,739)	$29,699
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.
(2)On May 24, 2018, 1,522,098 shares of Class B common stock were converted into the same number of the Company’s Class A common stock. As a result of the conversion, no shares of the Company’s Class B common stock are outstanding following the conversion.

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	December 29, 2020	December 31, 2019	January 1, 2019
Operating activities
Net (loss) income	$(23,259)	$1,647	$(8,441)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,709	22,086	22,872
Deferred income taxes, net	40	68	(283)
Restaurant impairments, closure costs and asset disposals	4,782	7,808	6,992
Loss on extinguishment of debt	—	746	626
Amortization of debt issuance costs	371	474	607
Stock-based compensation	2,497	2,443	2,979
Gain on insurance proceeds received for property damage	(200)	(489)	(370)
Changes in operating assets and liabilities:
Accounts receivable	(392)	(630)	91
Inventories	61	(625)	(541)
Prepaid expenses and other assets	(14)	(690)	185
Accounts payable	(1,287)	406	(1,580)
Deferred rent	—	—	(1,396)
Operating lease assets and liabilities	2,847	(2,202)	—
Income taxes	59	82	(109)
Accrued expenses and other liabilities	1,910	(1,064)	(16,286)
Net cash provided by operating activities	9,124	30,060	5,346
Investing activities
Purchases of property and equipment	(11,782)	(17,404)	(14,338)
Franchise restaurant acquisition, net of cash acquired	—	(1,387)	—
Proceeds from disposal of property and equipment	—	352	—
Insurance proceeds received for property damage	837	—	500
Net cash used in investing activities	(10,945)	(18,439)	(13,838)
Financing activities
Net repayments from swing line loan	—	—	(101)
Proceeds from borrowings on long-term debt	55,500	1,917	74,889
Payments on long-term debt	(54,313)	(5,875)	(87,030)
Debt issuance costs	(731)	(917)	(1,713)
Payment of finance leases	(1,080)	(690)	—
Issuance of common stock, net of transaction expenses (see Note 8)	—	—	22,992
Stock plan transactions and tax withholding on share-based compensation awards	(174)	(252)	749
Net cash (used in) provided by financing activities	(798)	(5,817)	9,786
Net (decrease) increase in cash and cash equivalents	(2,619)	5,804	1,294
Cash and cash equivalents
Beginning of year	10,459	4,655	3,361
End of year	$7,840	$10,459	$4,655
See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies
Business
Noodles & Company (the “Company” or “Noodles & Company”), a Delaware corporation, develops and operates fast-casual restaurants that serve globally-inspired noodle and pasta dishes, soups, salads and appetizers. As of December 29, 2020, the Company had 378 company-owned restaurants and 76 franchise restaurants in 29 states. The Company operates its business as one operating and reportable segment.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2020, 2019 and 2018, which ended on December 29, 2020, December 31, 2019, and January 1, 2019, respectively, each contained 52 weeks.
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
Cash and Cash Equivalents
The Company considers all highly liquid investment instruments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from credit card processors as of December 29, 2020 and December 31, 2019, which are included in cash and cash equivalents, were $0.9 million and $1.0 million, respectively. Additionally, the Company records “book overdrafts” when outstanding checks at year end are in excess of cash and cash equivalents. Such book overdrafts are recorded within accounts payable in the accompanying Consolidated Balance Sheets and within operating activities in the accompanying Consolidated Statements of Cash Flows.
Accounts Receivable
Accounts receivable consists primarily of franchise receivables and vendor rebates, as well insurance receivables and other miscellaneous receivables arising from the normal course of business. The Company believes all amounts to be collectible and does not have a history of losses. Accordingly, no allowance for doubtful accounts has been recorded as of December 29, 2020 or December 31, 2019.
Inventories
Inventories consist of food, beverages, supplies and smallwares, and are stated at the lower of cost (first-in, first-out method) or net realizable value. Smallwares inventory, which consist of the plates, silverware and cooking utensils used in the restaurants, are frequently replaced and are therefore considered current assets. Replacement costs of smallwares inventory are recorded as other

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

restaurant operating costs in the Consolidated Statements of Operations and are expensed as incurred. As of December 29, 2020 and December 31, 2019, smallwares inventory of $6.6 million, was included in the accompanying Consolidated Balance Sheets.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Expenditures for major renewals and improvements are capitalized, while expenditures for minor replacements and maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term, which generally includes option periods that are reasonably assured to be exercised. Depreciation and amortization expense on property and equipment, including assets recorded as finance leases, was $21.6 million, $22.0 million and $22.7 million in 2020, 2019 and 2018, respectively.
The estimated useful lives for property and equipment are:

Property and Equipment	Estimated Useful Lives
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture and fixtures	3 to 15 years
Equipment	3 to 7 years
The Company capitalizes internal payroll and payroll-related costs directly related to the successful acquisition, development, design and construction of its new restaurants. Capitalized internal costs were $0.2 million, $0.4 million and $0.2 million in 2020, 2019 and 2018, respectively. Interest incurred on funds used to construct company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $0.2 million, $0.3 million and $0.1 million in 2020, 2019 and 2018, respectively.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill is not subject to amortization, but instead is tested for impairment at least annually (or more often, if necessary) as of the first day of the Company’s fourth fiscal quarter.
Goodwill is evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit. In 2020 and 2019, the Company performed a qualitative impairment assessment. Under this approach, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If after performing the qualitative assessment, the Company determines there is less than a 50 percent chance that the fair value of its reporting unit is less than its carrying amount, then performing the two-step test is unnecessary. Based on the qualitative assessment performed, management did not believe that it is more likely than not that the Company’s goodwill has been impaired.
Based on the Company’s analysis, no impairment charges were recognized on goodwill in 2020, 2019 or 2018.
Intangibles, net
Intangibles, net consists primarily of reacquired franchise rights and trademarks. The Company amortizes the fair value of reacquired franchise rights over the remaining contractual terms of the reacquired franchise area development agreements at the time of acquisition, which ranged from approximately five years to 13 years as of December 29, 2020. Trademark rights are considered indefinite-lived intangible assets, the carrying value of which are analyzed for impairment at least annually (or more often, if necessary).

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Estimates of future cash flows are based on the Company’s experience and knowledge of local operations. During 2020, 2019 and 2018, the Company recorded impairment charges of certain long-lived assets which are included in restaurant impairments, closure costs and asset disposals in the Consolidated Statements of Operations. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals. Fair value of the restaurant assets was determined using Level 3 inputs (as described in Note 5, Fair Value Measurements).
Debt Issuance Costs
Certain fees and costs incurred to obtain long-term financing are capitalized and included as a reduction in the net carrying value of long-term debt, net of accumulated amortization. These costs are amortized to interest expense over the term of the related debt. When debt is extinguished prior to its maturity date, the amortization of the remaining unamortized debt issuance costs, or pro-rata portion thereof, is charged to loss on extinguishment of debt. Debt issuance costs of $1.7 million and $1.4 million, net of accumulated amortization, as of December 29, 2020 and December 31, 2019, respectively, are included as a reduction of long-term debt in the Consolidated Balance Sheets.
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
As of December 29, 2020, December 31, 2019 and January 1, 2019, there were 76, 68 and 65 franchise restaurants in operation, respectively. Franchisees acquired nine company-owned locations in 2020 and five locations in 2019 and closed one restaurant in 2020. Franchisees did not open any restaurants in 2020 or 2018. Franchisees opened one restaurant in 2019.
Pre-Opening Costs
Pre-opening costs, including rent, wages, benefits and travel for the training and opening teams, food, beverage and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred and were $7.9 million, $6.1 million and $6.0 million in 2020, 2019 and 2018, respectively. These costs are included in restaurant operating costs, general and administrative expenses and pre-opening costs based on the nature of the advertising and marketing costs incurred.
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
Recently Issued Accounting Pronouncements

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 was issued as a means to reduce the complexity of accounting for income taxes for those entities that fall within the scope of the accounting standard.  This guidance is effective for public companies for annual reporting periods beginning after December 15, 2020 and interim periods within those reporting periods. Interim period adoption is permitted. The guidance is to be applied using a prospective method, excluding amendments related to franchise taxes, which should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of ASU 2019-12 is not expected to have a material impact to the Company’s consolidated financial statements.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, followed by other related ASUs that provided targeted improvements (collectively “ASU 2016-13”). ASU 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The guidance is to be applied using a modified retrospective method and is effective for fiscal years beginning after December 15, 2022 for smaller reporting companies, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2020. The adoption of ASU 2016-13 did not result in a material impact to the Company’s consolidated financial statements or disclosures.
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Supplemental Financial Information
Accounts receivable consist of the following (in thousands):

	2020	2019
Delivery program receivables	$1,268	$636
Vendor rebate receivables	641	788
Insurance receivable	74	744
Franchise receivables	564	527
Other receivables	881	808
Accounts receivable	$3,428	$3,503

Prepaid expenses and other assets consist of the following (in thousands):

	2020	2019
Prepaid occupancy related costs	$884	$834
Prepaid insurance	744	724
Other prepaid expenses	1,092	2,075
Other current assets	39	1,753
Prepaid expenses and other assets	$2,759	$5,386

Property and equipment, net, consist of the following (in thousands):

	2020	2019
Leasehold improvements	$199,782	$200,580
Furniture, fixtures and equipment	132,756	122,752
Construction in progress	1,713	2,890
	334,251	326,222
Accumulated depreciation and amortization	(211,334)	(197,355)
Property and equipment, net	$122,917	$128,867

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

2019
Assets
Current assets, total	$339
Current operating lease assets	1,408
Current assets held for sale	1,747
Liabilities
Current operating lease liabilities	1,710
Net assets held for sale	$37

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued payroll and benefits consist of the following (in thousands):

	2020	2019
Accrued payroll and related liabilities	$6,812	$6,364
Accrued bonus	2,364	3,505
Insurance liabilities	3,700	3,610
Accrued payroll and benefits	$12,876	$13,479
Accrued expenses and other current liabilities consist of the following (in thousands):

	2020	2019
Gift card liability	$2,551	$2,398
Occupancy related	1,322	1,458
Utilities	1,338	1,379
Deferred revenue	427	555
Current portion of finance lease liability	1,800	510
Other current liabilities	4,194	5,379
Accrued expenses and other current liabilities	$11,632	$11,679

3. Goodwill and Intangible Assets
The following table presents goodwill as of December 29, 2020 and December 31, 2019, (in thousands):

	2020	2019
Balance at beginning of year	$7,154	$6,400
Acquisition(1)	—	754
Balance at end of year	$7,154	$7,154
____________________
(1)During the first quarter of 2019, we acquired one franchise restaurant.

The Company had no goodwill impairment charges in 2020, 2019 or 2018.

The following table presents intangible assets subject to amortization as of December 29, 2020 and December 31, 2019, (in thousands):

	2020	2019
Amortized intangible assets:
Reacquired franchise rights	$992	$992
Accumulated Amortization	(458)	(388)
Amortized intangible assets, net	534	604
Non-amortized intangible assets:
Trademark rights	223	279
Intangibles, net	$757	$883
Upon adoption of the new lease guidance on January 2, 2019, the net book value of favorable lease intangible assets amounting to $0.1 million was reclassified to the right-of-use asset.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated aggregate future amortization expense as of December 29, 2020 is as follows, (in thousands):

2021	$70
2022	72
2023	70
2024	70
2025	70
Thereafter	182
$534

No impairment charges were recorded related to non-amortized intangible assets in 2020, 2019 or 2018.

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
Borrowings under the Amended Credit Facility, including the term loan facility, bore interest annually, at the Company’s option, at either (i) LIBOR plus a margin of 2.00% to 2.75% per annum, based upon the consolidated total lease-adjusted leverage ratio or (ii) the highest of the following base rates plus a margin of 1.00% to 1.75% per annum: (a) the federal funds rate plus 0.50%; (b) the U.S. Bank prime rate or (c) the one-month LIBOR plus 1.00%. The Amendment included a commitment fee of 0.20% to 0.35% per annum, based upon the consolidated total lease-adjusted leverage ratio, on any unused portion of the revolving credit facility.
Second Amended Credit Facility
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
As of December 29, 2020, the Company had $43.8 million of indebtedness (excluding $1.7 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the Second Amended Credit Facility. The term loan requires principal payments of $187,500 per quarter through the third quarter of 2021, $375,000 through the third quarter of 2022, $531,250 through the third quarter of 2023 and $625,000 per quarter thereafter through maturity.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aggregate maturities for debt outstanding as of December 29, 2020 are as follows (in thousands):

Year 1	$1,125
Year 2	1,656
Year 3	2,219
Year 4	38,805
Total	$43,805
The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. As of December 29, 2020, the Company was in compliance with all of its debt covenants.
The Second Amended Credit Facility is secured by a pledge of stock of substantially all of the Company’s subsidiaries and a lien on substantially all of the personal property assets of the Company and its subsidiaries.
The Company’s indebtedness bore interest at a range of 3.07% to 6.25% during 2020. The Company recorded interest expense of $3.1 million, $2.9 million and $4.3 million for 2020, 2019 and 2018, respectively, of which $0.4 million, $0.5 million, and $0.6 million was amortization of debt issuance costs in each of the respective years.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis include items such as property and equipment, operating lease assets, goodwill and other intangible assets. These assets are measured at fair value if determined to be impaired or when acquired. Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of December 29, 2020 and December 31, 2019, are discussed in Note 6, Restaurant Impairments, Closure Costs and Asset Disposals. Assets held for sale are measured at fair value on a non-recurring basis using Level 3 inputs.
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals for fiscal years 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Restaurant impairments(1)	$4,113	$6,218	$1,453
Closure costs(1)	535	(54)	4,149
Loss on disposal of assets and other	1,892	1,583	1,540
	$6,540	$7,747	$7,142
_____________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.
Restaurant Impairments
During 2020, 2019 and 2018, eight restaurants, two restaurants and one restaurant were identified as impaired, respectively. In 2019, the Company also recorded a $3.6 million write down of assets in connection with the sale of nine company-owned restaurants to a franchisee that completed in January of 2020. Both periods include ongoing equipment costs for restaurants previously impaired. Impairment is based on management’s current assessment of the expected future cash flows of various restaurants based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and was determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value. The onset of the COVID-19 pandemic during 2020 resulted in significant disruption to the restaurant industry and adversely affected the Company’s business. The extent of the COVID-19 pandemic impact on the Company’s operations depends on future developments and is highly uncertain due to unknown duration and severity of the outbreak. The Company will continue to monitor the impact from the COVID-19 pandemic as it relates to recoverability of long-lived assets.
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
Restaurant Closures
Closure costs during 2020 and 2019 pertain to ongoing costs of restaurants that closed in previous years, as well as costs related to the closure of six and five restaurants, respectively. These closure costs were offset by gains of $0.6 million in 2020 and $0.4 million in 2019 resulting from the adjustments to liabilities as lease terminations occur. The closure costs recognized during 2018 are primarily related to the 19 restaurants closed throughout 2018, most of which were approaching the expiration of their leases, as well as ongoing costs from restaurants closed in previous years. Closure costs can include fees from real estate advisors and brokers related to terminations of the leases and charges resulting from final adjustments to liabilities as lease terminations occur.
Loss on disposal of assets and other includes expenses related to the divestiture of company-owned restaurants to a franchisee in 2020 and 2019.
7. Income Taxes
The components of the provision (benefit) for income taxes are as follows for 2020, 2019 and 2018 (in thousands):

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2020	2019	2018
Current tax provision:
Federal	$—	$—	$—
State	44	36	35
	44	36	35
Deferred tax provision (benefit):
Federal	30	52	(202)
State	10	16	(81)
	40	68	(283)
Total provision (benefit) for income taxes	$84	$104	$(248)
The reconciliation of income tax provision (benefit) that would result from applying the federal statutory rate to pre-tax income as shown in the accompanying Consolidated Statements of Operations is as follows for 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Federal income tax (benefit) provision at federal rate	$(4,867)	$368	$(1,825)
State income tax (benefit) provision, net of federal tax	(1,191)	168	(623)
Other permanent differences	288	327	70
Tax credits	(390)	(408)	(602)
Change in valuation allowance	6,104	(913)	2,600
Tax rate change	(25)	23	(248)
Deferred tax asset write-off	157	566	212
Other items, net	8	(27)	168
Provision (benefit) for income taxes	$84	$104	$(248)
Effective income tax rate	(0.4)%	5.9%	2.9%

The Company’s total deferred tax assets and liabilities are as follows (in thousands):

	2020	2019
Deferred tax assets	$111,831	$104,931
Deferred tax liabilities	(66,551)	(65,715)
Total deferred tax assets	45,280	39,216
Valuation allowance	(45,520)	(39,416)
Net deferred tax liabilities	$(240)	$(200)

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following (in thousands):

	2020	2019
Deferred tax assets (liabilities):
Loss carry forwards	$37,852	$30,255
Deferred franchise revenue	1,506	909
Property, equipment and intangible assets	(11,063)	(8,242)
Stock-based compensation	1,384	1,376
Tax credit carry forwards	4,326	3,936
Inventory smallwares	(1,740)	(1,748)
Other accrued expenses	1,861	533
Operating lease assets	(53,748)	(55,725)
Operating lease liabilities	63,799	67,166
Other	1,103	756
Total net deferred tax assets	45,280	39,216
Valuation allowance	(45,520)	(39,416)
Net deferred tax liabilities	$(240)	$(200)
For the year ended December 29, 2020, the Company determined that it was appropriate to maintain a valuation allowance of $45.5 million against U.S. deferred tax assets due to uncertainty regarding the realizability of future tax benefits. The valuation allowance is recorded against net deferred tax assets, exclusive of indefinite-lived intangibles. During 2018, 2019 and 2020, the Company generated indefinite-lived net operating loss (“NOL”) carry forwards. The Company will maintain the remaining valuation allowance until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit to the effective tax rate.
As of December 29, 2020 and December 31, 2019, NOL carry forwards for federal income tax purposes of approximately $145.7 million and $115.5 million, respectively, were available to offset future taxable income. Of these amounts, $106.8 million is available to offset future taxable income through 2037. A federal NOL of $38.9 million created during the year ending January 1, 2019, December 31, 2019 and December 29, 2020 can be carried forward indefinitely, but can only offset 80% of future taxable income. The Internal Revenue Code Section 382 generally limits the utilization of NOLs when there is an ownership change. The Company completed an analysis under Section 382 through December 31, 2019 and determined that there isn’t a current year limitation on utilization of tax attributes. Prior to the utilization of NOLs in the future, the Company will determine whether there are any limitations under Section 382. If such a limitation exists, it is possible that a portion of the NOLs may not be available for use before expiration.
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
There were no uncertain tax positions for the years ended December 29, 2020 or December 31, 2019. For federal and state income tax purposes, the Company’s 2016 through 2019 tax years remain open for examination by the authorities under the normal three year statute of limitations. Should the Company utilize any of its U.S. or state NOLs, the tax year to which the original loss relates will remain open to examination.

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
Conversion of Argentia Class B Common Stock
On May 24, 2018, Argentia converted 1,522,098 shares of the Company’s Class B common stock, par value $0.01, it owned into the same number of shares of the Company’s Class A common stock. As a result of the conversion, no shares of the Company’s Class B common stock are outstanding.
Securities Purchase Agreement with L Catterton

On February 8, 2017, the Company entered into a securities purchase agreement with L Catterton, pursuant to which the Company agreed, in return for aggregate gross proceeds of $18.5 million, to sell to L Catterton an aggregate of 18,500 shares of preferred stock convertible into 4,252,873 shares of the Company’s Class A common stock, par value $0.01 per share, at a price per share of $1,000, plus warrants exercisable for five years beginning six months following their issuance for the purchase of 1,913,793 shares of the Company’s Class A common stock, at a price per share of $4.35. On January 6, 2021, L Catterton exercised their warrants and sold 837,948 shares of Class A Common Stock, pursuant to a private transaction. Upon completion of the transaction, L Catterton did not hold any shares of the Company’s Class A Common Stock.
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company) under the Plan. At December 29, 2020, approximately 3.1 million share-based awards were available to be granted under the Plan.
Stock-based compensation expense is generally recognized on a straight-line basis over the service period of the awards. In 2020, 2019 and 2018, non-cash stock-based compensation expense of $2.6 million, $2.4 million and $3.0 million, respectively, was included in general and administrative expense.
The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. Expected volatilities are based on the Company’s historical data and implied volatility. The Company uses historical data to estimate expected employee forfeitures of stock options. The expected life of options granted is management’s best estimate using recent and expected transactions. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company did not grant any options in 2020.
The weighted-average assumptions used in the model were as follows:

	2019	2018
Risk-free interest rate	1.8%	2.7%
Expected term (average in years)	6.2	6.2
Expected dividend yield	—	—
Expected volatility	55.7%	51.0%
Weighted-average Black-Scholes fair value per share at date of grant	$4.16	$5.11
The Company has estimated forfeiture rates that average 18% based upon the class of employees receiving stock-based compensation in its calculation of stock-based compensation expense for the year ended December 29, 2020. These estimates are based on historical forfeiture behavior exhibited by employees of the Company.
A summary of aggregate option award activity under the Plan as of December 29, 2020, and changes during the fiscal year then ended is presented below:

	Awards	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (in thousands)
Outstanding—December 31, 2019	1,212,071	$11.67
Granted	—	—
Forfeited or expired	(261,919)	8.69
Exercised	(10,799)	5.82
Outstanding—December 29, 2020	939,353	$12.57	5.21	$539
Vested and expected to vest	917,745	$12.68	5.13	$528
Exercisable as of December 29, 2020	753,883	$13.77	4.52	$364
_____________
(1)Aggregate intrinsic value represents the amount by which fair value of the Company’s stock exceeds the exercise price of the option as of December 29, 2020.
The weighted-average grant-date fair value of options granted during the years ended December 31, 2019 and January 1, 2019 was $4.16 and $5.11, respectively. There were no options granted in the year ended December 29, 2020. The intrinsic value associated with options exercised was zero, zero and $0.3 million for the fiscal years ended December 29, 2020, December 31, 2019 and January 1, 2019, respectively. The Company had 120,349, 203,254 and 204,399 options that vested during the years ended December 29, 2020, December 31, 2019 and January 1, 2019, respectively. These awards had a total estimated fair value of $0.8 million, $1.4 million, and $1.9 million at the date of vesting for the years ended December 29, 2020, December 31, 2019 and January 1, 2019, respectively.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of the Company’s non-vested restricted share units as of December 29, 2020 and changes during the year then ended is presented below:

	Awards	Weighted- Average Grant Date Fair Value
Outstanding—January 1, 2020	742,581	$7.60
Granted	886,227	5.77
Vested	(268,807)	7.45
Forfeited	(204,675)	7.27
Non-vested at December 29, 2020	1,155,326	$6.29
The Company had 268,807 restricted stock units that vested during the year ended December 29, 2020. These units had a total estimated fair value of $1.2 million at the date of vesting for the year ended December 29, 2020.
As of December 29, 2020, there was $7.3 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over 2.5 years.

10. (Loss) Earnings Per Share
Basic (loss) earnings per share (“EPS”) is calculated by dividing net (loss) income available to common shareholders by the weighted-average number of shares of common stock outstanding during each period. Diluted EPS is calculated using net (loss) income available to common stockholders divided by diluted weighted-average shares of common stock outstanding during each period. Potentially dilutive securities include shares of common stock underlying stock options and restricted common stock. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.
The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	2020	2019	2018
Net (loss) income attributable to common stockholders	$(23,259)	$1,647	$(8,441)
Shares:
Basic weighted average shares outstanding	44,272,474	44,036,947	42,329,556
Effect of dilutive securities	—	939,489	—
Diluted weighted average number of shares outstanding	44,272,474	44,976,436	42,329,556
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.53)	$0.04	$(0.20)
Diluted (loss) earnings per share	$(0.53)	$0.04	$(0.20)
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings per share when the effect would be anti-dilutive. Shares issuable on the vesting or exercise of share based awards or exercise of outstanding warrants were excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 3,175,472, 1,513,552 and 2,829,630 for 2020, 2019 and 2018, respectively.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Employee Benefit Plans
Defined Contribution Plan
In October 2003, the Company adopted a defined contribution plan, The Noodles & Company 401(k) Plan (the “401(k) Plan”). Company employees aged 21 or older, are eligible to participate in the 401(k) Plan beginning on the first day of the calendar month following 30 days of employment. Under the provisions of the 401(k) Plan, the Company may, at its discretion, make contributions to the 401(k) Plan. Participants are 100% vested in their own contributions. In 2019, the board of directors authorized matching contributions equal to 25% of the first 4% of compensation that is deferred by the participant. The Company recognized matching contribution expense of $0.1 million and $0.4 million in 2020 and 2019, respectively. In 2020, as a result of the impact of the COVID-19 pandemic, the Company temporarily halted the matching contribution. In 2021, the Company reinstated the matching contribution. No contributions were made during 2018.
Deferred Compensation Plan
The Company’s deferred compensation plan, under which compensation deferrals began in 2013, is a non-qualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. To offset its obligation, the Company purchases Company-owned whole-life insurance contracts on certain employees. As of December 29, 2020 and December 31, 2019, $2.2 million and $2.0 million, respectively, were included in other assets, net, which represents the cash surrender value of the associated life insurance policies, and $0.3 million and $0.6 million, respectively, were included in accrued expenses and other current liabilities and other long-term liabilities, which represents the carrying value of the liability for deferred compensation.
Employee Stock Purchase Plan
In 2013, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) under which eligible team members may voluntarily contribute up to 15% of their salaries, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all non-highly compensated employees who have been employed by the Company for at least 30 days prior to the offering period and who are regularly scheduled to work more than 20 hours per week and for more than five months in any calendar year, are eligible to participate in the ESPP which operates in-line with the Company’s fiscal quarters. A total of 750,000 shares of common stock are available for issuance under the ESPP. The Company has issued a total of 204,319 shares under this plan, of which 29,856 shares were issued during 2020. A total of 545,681 shares remain available for future issuance. For 2020, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 0.14% risk-free interest rate; 0.25 years year expected life; expected volatility of 80.4%; and a zero percent dividend yield. The weighted average fair value per share at grant date was $1.16. In 2020, the Company recognized $40,000 of compensation expense related to the ESPP.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Leases
The Company leases restaurant facilities, office space and certain equipment that expire on various dates through September 2037. Lease terms for restaurants in traditional shopping centers generally include a base term of 10 years, with options to extend these leases for additional periods of five to 15 years.
The Company’s leases typically contain rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce the right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term. Total rent expense for operating leases for 2020, 2019 and 2018 was approximately $39.9 million, $40.8 million and $41.7 million, respectively.
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

During 2020, the onset of the COVID-19 pandemic impacted the Company’s business significantly, including temporary closures of our dining rooms starting in March 2020. During the second and third quarters of 2020, we were able to negotiate with the majority of our landlords to obtain rent abatements or defer rent amounts due during the second quarter, and in some cases, the periods of the respective lease terms were extended earlier than as proscribed in the lease as part of the rent concessions. In the case where the lease term was extended, we remeasured the remaining consideration in the contract. The total rent that was deferred for lease amendments that has been executed through December 29, 2020 was $4.4 million and $0.3 million was recognized as a reduction to lease expense in fiscal 2020. In addition, the COVID-19 pandemic has had an impact to the underlying asset values for certain of our restaurants. In 2020, we recorded right-of-use asset impairment charges of $0.5 million which reduced the carrying value of certain operating lease assets to their respective estimated fair value.

Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		December 29, 2020	December 31, 2019
Assets
Operating	Operating lease assets, net	$195,618	$209,717
Finance	Finance lease assets, net (1)	7,822	771
Total leased assets		$203,440	$210,488
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$26,094	$22,775
Finance	Current finance lease liabilities (2)	1,800	510
Long-term lease liabilities
Operating	Long-term operating lease liabilities	210,454	225,014
Finance	Long-term finance lease liabilities (2)	6,056	281
Total lease liabilities		$244,404	$248,580
_____________________
(1)The finance lease assets are included in property and equipment, net in the Consolidated Balance Sheets.
(2)The current portion of the finance lease liabilities is included in accrued expenses and other current liabilities, and the long-term portion is included in other long-term liabilities in the Consolidated Balance Sheets.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease costs are as follows (in thousands):

		Year Ended	Year Ended
Classification		December 29, 2020	December 31, 2019
Operating lease cost	Occupancy, other restaurant operating costs, and general and administrative expenses	$39,870	$40,753
	Closure costs, loss on disposals and other	1,309	802
Finance lease cost
Amortization of lease assets	Depreciation and amortization	1,142	661
Interest on lease liabilities	Interest expense, net	163	73
		42,484	42,289
Sublease income	Franchising royalties and fees, and other	(1,266)	(651)
Total lease cost, net		$41,218	$41,638

Future minimum lease payments required under existing leases as of December 29, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2021	$41,505	$2,278	$43,783
2022	43,126	2,151	45,277
2023	41,608	2,006	43,614
2024	39,961	1,849	41,810
2025	38,320	734	39,054
Thereafter	129,067	13	129,080
Total lease payments	333,587	9,031	342,618
Less: Imputed interest	97,039	1,175	98,214
Present value of lease liabilities	$236,548	$7,856	$244,404

Operating lease payments include $124.4 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $6.1 million of legally binding minimum lease payments for leases signed but not yet commenced.

Lease term and discount rate are as follows:

	December 29, 2020	December 31, 2019
Weighted average remaining lease term (years):
Operating	8.5	10.0
Finance	4.2	2.9
Weighted average discount rate:
Operating	8.6%	8.6%
Finance	6.8%	7.2%

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

Cash paid for lease liabilities:	2020	2019
Operating leases	$39,864	$43,203
Finance leases	1,240	763
	$41,104	$43,966
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$8,310	$11,211
Finance leases	8,291	253
	$16,601	$11,464

13. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Consolidated Statements of Cash Flows for 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Interest paid (net of amounts capitalized)	$2,500	$2,800	$3,800
Income taxes (refunded) paid	(66)	(98)	42
Purchases of property and equipment accrued in accounts payable	891	2,487	1,338
14. Commitments and Contingencies
Data Security Incident
In June of 2016, the Company announced that a data security incident compromised the security of the payment information of some customers who used debit or credit cards at certain Noodles & Company locations. In 2018, the Company received the final assessment of $11.0 million from the third of the three payment card companies to which it expected to owe data breach liabilities, recorded a charge of $3.4 million to increase its accrual to cover this final assessment amount, and paid the assessment. There are no further obligations for data breach liabilities outstanding.
Other Matters
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 29, 2020. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.
15. Related Party Transactions
Stockholders Agreement
In connection with its initial public offering, the Company entered into a stockholders agreement (the “2013 Stockholders Agreement”) with L Catterton and Argentia Private Investments, Inc. which granted them the right, subject to certain conditions, to nominate representatives to the Company’s Board of Directors and committees of the Board of Directors. Each of L Catterton and Argentia’s ownership levels have fallen below 10.0% of our outstanding common stock, and as such, neither have a right to designate a nominee.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Purchase Agreements
Under the securities purchase agreement with Mill Road, if at any time Mill Road owns 10.0% or more of our outstanding common stock, Mill Road has the right to designate one nominee for election to our Board of Directors. If Mill Road’s ownership level falls below 10.0% of our outstanding common stock, Mill Road will no longer have a right to designate a nominee. As of December 29, 2020, Mill Road does not hold a position on the Company’s Board of Directors.
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
Gift Cards
As of December 29, 2020 and December 31, 2019, the current portion of the gift card liability, $2.6 million and $2.4 million, respectively, is included in accrued expenses and other current liabilities, and the long-term portion, $0.6 million and $0.9 million, respectively, is included in other long-term liabilities in the Consolidated Balance Sheets.
Revenue recognized in the Consolidated Statements of Operations for the redemption of gift cards was $3.5 million, $5.3 million and $5.9 million in 2020, 2019 and 2018, respectively. The Company recognized gift card breakage in restaurant revenue of approximately $0.3 million, $0.4 million and $1.0 million in 2020, 2019 and 2018, respectively.
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
An adjustment to beginning retained earnings and a corresponding contract liability of $1.5 million was established on the date of adoption, at the beginning of the first quarter of 2018, associated with the initial fees received through December 31, 2019 that would have been deferred and recognized over the term of each respective franchise agreement if the new guidance had been applied in the past.
The Company recognized revenue of $0.1 million in 2020 related to initial fees from franchisees that were included in the contract liability balance at the beginning of the year. The Company expects to recognize approximately $0.1 million each fiscal year through fiscal 2025 and approximately $0.6 million thereafter related to performance obligations that are unsatisfied as of December 29, 2020.
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of December 29, 2020 and December 31, 2019, the deferred revenue related to the rewards was $0.4 million and $0.6 million, respectively, and was included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Noodles & Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Noodles & Company (the Company) as of December 29, 2020 and December 31, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2020 and December 31, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of long-lived assets
Description of the Matter
As more fully described in Notes 1 and 6 to the consolidated financial statements, during the year ended December 29, 2020, the Company recorded impairment charges of $4.1 million related to its restaurants. The Company evaluates its long-lived assets, which primarily include property and equipment and right-of-use assets, for impairment whenever events or changes indicate that the carrying amount may not be recoverable. Management groups and evaluates long-lived assets for impairment at the individual restaurant level, which is the lowest level at which independent identifiable cash flows are available. The Company estimates the future undiscounted cash flows expected to be generated by the assets and compares those estimates to the carrying value of the related assets. If the assets are determined to be impaired, they are written down to their fair values.

Auditing the Company’s long-lived asset impairment analyses involved a higher degree of judgment due to the subjective nature of the assumptions involved in estimating the future undiscounted cash flows. The significant assumptions used in estimating future expected cash flows include estimated restaurant revenue and operating cost growth rates. These assumptions are subjective in nature and are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s assessment of the projected undiscounted cash flows to be generated by restaurants with indicators of impairment. This included testing controls over management’s review of the significant assumptions described above.

To test the significant assumptions described above, our audit procedures included, among others, comparing estimated revenue and operating cost trends to historical results for similar restaurants and evaluating current trends by restaurant and testing the data for completeness and accuracy used in the calculations. We inquired of the Company’s management to understand the business initiatives supporting the assumptions in the future cash flows and compared the future cash flows to the Company’s actual recent performance. We performed a sensitivity analysis of the significant assumptions to evaluate the change in future undiscounted cash flow estimates that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Denver, Colorado
February 25, 2021

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2020 based on the criteria in “Internal Control - Integrated Framework (the 2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2020.

Attestation Report of the Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 29, 2020. This report follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Noodles & Company

Opinion on Internal Control Over Financial Reporting
We have audited Noodles & Company’s internal control over financial reporting as of December 29, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Noodles & Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2020 and December 31, 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
February 25, 2021

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
The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1 - Election of Directors,” “Delinquent Section 16(a) Report,” “Executive Officers,” “Board Committees—Policy Regarding Stockholder Recommendations” and “Board Committees—Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2021 (the “Proxy Statement”).
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
ITEM 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the section entitled “Proposal No. 3 - Ratification of Appointment of Independent Registered Public Accounting Firm for 2021” in the Proxy Statement.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

1.Our Consolidated Financial Statements and Notes thereto are included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

2.All financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, included in Item 8 of this Annual Report on Form 10-K.

3.The Index to Exhibits is incorporated herein by reference and is filed as part of this 10-K.

EXHIBITS

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	333-192402	November 19, 2013	3.1
3.2	Second Amended and Restated Bylaws	8-K	001-35987	August 24, 2015	3.1
4.1	Specimen Stock Certificate	S-1/A	333-188783	June 17, 2013	4.1
4.2	Certificate of Designations for Series A Convertible Preferred Stock	8-K	001-35987	February 9, 2017	4.1
4.3	Form of Warrant to Purchase Class A Common Stock	8-K	001-35987	February 9, 2017	4.2
4.4	Description of Securities					X
10.1	Noodles & Company Amended and Restated 2010 Stock Incentive Plan	S-1/A	333-188783	June 17, 2013	10.1
10.2	Noodles & Company 2013 Employee Stock Purchase Plan	S-1/A	333-188783	June 17, 2013	10.2
10.5	Credit Agreement, dated May 9, 2018, among Noodles & Company, the other Loan Party thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Lender and the other lenders party thereto	10-Q	001-35987	May 11, 2018	10.1
10.6	First Amendment to Credit Agreement, dated as of November 20, 2019, by and among Noodles & Company, each of the Guarantors signatory thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Issuer and the lenders signatory thereto	8-K	001-35987	November 21, 2019	10.1
10.7	Second Amendment to Credit Agreement dated June 16, 2020, by and among Noodles & Company, each of the Guarantors signatory thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Issuer and the lenders signatory thereto	10-Q	001-35987	June 17, 2020	10.4
10.8	Security Agreement, dated May 9, 2018, by and between Noodles & Company and U.S. Bank National Association, as administrative agent	10-Q	001-35987	May 11, 2018	10.2
10.9	Pledge Agreement, dated May 9, 2018, by and between Noodles & Company and U.S. Bank National Association, as administrative agent	10-Q	001-35987	May 11, 2018	10.3
10.10	Form of Indemnification Agreement by and between Noodles & Company and each of its directors	S-1/A	333-188783	June 17, 2013	10.15

10.11	Form of Area Development Agreement	10-K	001-35987	February 24, 2015	10.9
10.12	Form of Franchise Agreement	10-K	001-35987	February 24, 2015	10.10
10.13	Form of Stock Option Agreement (Nonqualified Stock Options)	10-Q	001-35987	November 9, 2017	10.7
10.14	Form of Restricted Stock Unit Agreement	10-Q	001-35987	November 9, 2017	10.8
10.15	Form of Restricted Stock Unit Agreement for Nonemployee Directors	10-Q	001-35987	November 9, 2017	10.9
10.16	Form of Performance Restricted Stock Unit Agreement	10-Q	001-35987	July 19, 2018	10.1
10.17	The Executive Nonqualified “Excess” Plan Adoption Agreement, adopted by Noodles & Company on May 16, 2013	S-1/A	333-188783	June 17, 2013	10.22
10.18*	Employment Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	8-K	001-35987	September 25, 2017	10.1
10.19*	Offer letter, dated September 28, 2018, between Noodles & Company and Ken Kuick	10-Q	001-35987	October 23, 2018	10.1
10.20	Letter Agreement, dated February 15, 2017, between Noodles & Company and Mill Road Capital Management LLC	8-K	001-35987	March 14, 2017	10.2
10.21	Securities Purchase Agreement, dated March 13, 2017, between Noodles & Company and Mill Road Capital Management LLC	8-K	001-35987	March 14, 2017	10.1
10.22*	Stock Option Agreement (Nonqualified Stock Options), dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.4
10.23*	Restricted Stock Unit Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.5
10.24*	Restricted Stock Unit Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.6
10.25*	Severance Agreement with Melissa Heidman, dated June 6, 2018	10-K	001-35987	March 15, 2019	10.32
10.26*	Severance Agreement with Ken Kuick, dated October 11, 2018	10-K	001-35987	March 15, 2019	10.33
10.27*	Amended and Restated Noodles & Company Compensation Plan for Non-Employee Directors, dated December 12, 2018	10-K	001-35987	March 15, 2019	10.34
10.28*	Compensation Plan for Non-Employee Directors Amended and Restated September 19, 2019	10-Q	001-35987	June 17, 2020	10.2
10.29*	Chas Hermann Separation Letter, dated September 26, 2019	10-Q	001-35987	November 8, 2019	10.1
10.30*	Offer Letter, dated December 4, 2019, between Noodles & Company and Stacey Pool	10-K	001-35987	February 26, 2020	10.34

10.31	Form of Performance Restricted Stock Unit Agreement	10-K	001-35987	February 26, 2020	10.35
10.32*	Temporary Salary Protection Waiver Letter between Noodles & Company and Dave Boennighausen dated April 1, 2020	10-Q	001-35987	June 17, 2020	10.3
10.33*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	October 29, 2020	10.1
10.34*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Brad West	10-Q	001-35987	October 29, 2020	10.2
10.35*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Stacey Pool	10-Q	001-35987	October 29, 2020	10.3
10.36*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Melissa Heidman	10-Q	001-35987	October 29, 2020	10.4
10.37*	Carl Lukach Employment Agreement	8-K	001-35987	November 2, 2020	10.1
10.38*	Carl Lukach Offer Letter	8-K	001-35987	November 2, 2020	10.2
21.1	List of Subsidiaries of Noodles & Company					X
23.1	Consent of Ernst & Young LLP					X
24.1	Power of Attorney (included on signature page of this report)					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_____________
* Management contract or compensatory plan or arrangement.

ITEM 16.    Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2021.

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

Signature	Title	Date
/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen	Director, Chief Executive Officer (principal executive officer)	February 26, 2021
/s/ CARL LUKACH
Carl Lukach	Chief Financial Officer (principal financial officer)	February 26, 2021
/s/ KATHY LOCKHART
Kathy Lockhart	Vice President and Chief Accounting Officer (principal accounting officer)	February 26, 2021
/s/ JEFFREY JONES
Jeffrey Jones	Chairman	February 26, 2021
/s/ ROBERT HARTNETT
Robert Hartnett	Director	February 26, 2021
/s/ MARY EGAN
Mary Egan	Director	February 26, 2021
/s/ DREW MADSEN
Drew Madsen	Director	February 26, 2021
/s/ ELISA SCHREIBER
Elisa Schreiber	Director	February 26, 2021
/s/ SHAWN TAYLOR
Shawn Taylor	Director	February 26, 2021