Form 10-Q
period 2021-03-30
NOODLES & Co
filed 2021-04-30
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2021
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2021
Class A Common Stock, $0.01 par value per share	45,466,617 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 30, 2021	December 29, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,117	$7,840
Accounts receivable	3,350	3,428
Inventories	9,415	9,643
Prepaid expenses and other assets	3,544	2,759
Income tax receivable	44	44
Total current assets	19,470	23,714
Property and equipment, net	121,724	122,917
Operating lease assets, net	190,683	195,618
Goodwill	7,154	7,154
Intangibles, net	745	757
Other assets, net	3,403	3,471
Total long-term assets	323,709	329,917
Total assets	$343,179	$353,631
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,458	$6,402
Accrued payroll and benefits	12,745	12,876
Accrued expenses and other current liabilities	11,914	11,632
Current operating lease liabilities	25,873	26,094
Current portion of long-term debt	1,125	1,125
Total current liabilities	63,115	58,129
Long-term debt, net	36,018	40,949
Long-term operating lease liabilities, net	204,189	210,454
Deferred tax liabilities, net	230	240
Other long-term liabilities	11,502	14,160
Total liabilities	315,054	323,932

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of March 30, 2021 and December 29, 2020; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of March 30, 2021 and December 29, 2020; 47,890,488 issued and 45,466,617 outstanding as of March 30, 2021 and 46,807,587 issued and 44,383,716 outstanding as of December 29, 2020	479	468
Treasury stock, at cost, 2,423,871 shares as of March 30, 2021 and December 29, 2020	(35,000)	(35,000)
Additional paid-in capital	203,362	202,970
Accumulated deficit	(140,716)	(138,739)
Total stockholders’ equity	28,125	29,699
Total liabilities and stockholders’ equity	$343,179	$353,631
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended
	March 30, 2021	March 31, 2020
Revenue:
Restaurant revenue	$107,744	$98,716
Franchising royalties and fees, and other	1,833	1,632
Total revenue	109,577	100,348
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	26,977	25,204
Labor	34,306	34,231
Occupancy	11,649	12,060
Other restaurant operating costs	20,205	16,689
General and administrative	10,929	10,554
Depreciation and amortization	5,587	5,335
Pre-opening	58	73
Restaurant impairments, closure costs and asset disposals	1,231	1,056
Total costs and expenses	110,942	105,202
Loss from operations	(1,365)	(4,854)
Interest expense, net	622	968
Loss before taxes	(1,987)	(5,822)
(Benefit) provision for income taxes	(10)	13
Net loss	$(1,977)	$(5,835)
Loss per Class A and Class B common stock, combined
Basic	$(0.04)	$(0.13)
Diluted	$(0.04)	$(0.13)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	45,098,028	44,142,220
Diluted	45,098,028	44,142,220

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 29, 2020	46,807,587	$468	2,423,871	$(35,000)	$202,970	$(138,739)	$29,699
L Catterton warrants exercised	975,458	10	—	—	(10)	—	—
Stock plan transactions and other	107,443	1	—	—	(336)	—	(335)
Stock-based compensation expense	—	—	—	—	738	—	738
Net loss	—	—	—	—	—	(1,977)	(1,977)
Balance—March 30, 2021	47,890,488	$479	2,423,871	$(35,000)	$203,362	$(140,716)	$28,125

Balance—December 31, 2019	46,557,934	$466	2,423,871	$(35,000)	$200,585	$(115,480)	$50,571
Stock plan transactions and other	25,945	—	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	—	—	171	—	171
Net loss	—	—	—	—	—	(5,835)	(5,835)
Balance—March 31, 2020	46,583,879	$466	2,423,871	$(35,000)	$200,755	$(121,315)	$44,906
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Fiscal Quarter Ended
	March 30, 2021	March 31, 2020
Operating activities
Net loss	$(1,977)	$(5,835)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,587	5,335
Deferred income taxes	(10)	13
Restaurant impairments, closure costs and asset disposals	618	750
Amortization of debt issuance costs	111	73
Stock-based compensation	720	159
Changes in operating assets and liabilities:
Accounts receivable	71	1,577
Inventories	111	304
Prepaid expenses and other assets	(717)	1,131
Accounts payable	3,543	(106)
Income taxes	—	(52)
Operating lease assets and liabilities	(1,412)	2,885
Accrued expenses and other liabilities	(2,866)	(6,892)
Net cash provided by (used in) operating activities	3,779	(658)
Investing activities
Purchases of property and equipment	(2,733)	(3,919)
Net cash used in investing activities	(2,733)	(3,919)
Financing activities
Proceeds from issuance of long-term debt	—	47,000
Payments on long-term debt	(5,042)	(2,188)
Payments on finance leases	(392)	(163)
Stock plan transactions and tax withholding on share-based compensation awards	(335)	(1)
Net cash (used in) provided by financing activities	(5,769)	44,648
Net (decrease) increase in cash and cash equivalents	(4,723)	40,071
Cash and cash equivalents
Beginning of period	7,840	10,459
End of period	$3,117	$50,530
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of March 30, 2021, the Company had 448 restaurants system-wide in 29 states, comprised of 372 company-owned restaurants and 76 franchise restaurants. The Company operates its business as one operating and reportable segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 29, 2020 was derived from audited financial statements. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2020.

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2021, which ends on December 28, 2021, and fiscal year 2020, which ended on December 29, 2020, both contain 52 weeks. The Company’s fiscal quarter that ended March 30, 2021 is referred to as the first quarter of 2021, and the fiscal quarter ended March 31, 2020 is referred to as the first quarter of 2020.

Risks and Uncertainties

We are subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. The onset of the COVID-19 pandemic resulted in significant disruption to the restaurant industry and adversely affected our business. The greatest impact to our sales and overall financial results was during the initial stages of the pandemic, beginning the third week of March 2020 through the second quarter of 2020. During this period, we temporarily closed nearly all of our dining rooms, driven by local government imposed restrictions in areas where we operate our restaurants and migrated to an almost completely off-premise model. Since the initial disruption, we have seen sequential improvement in our financial performance, particularly in the first quarter of 2021, as vaccine availability was more widespread and social distancing restrictions were softened.

The extent of the impact of the COVID-19 pandemic on our operations and financial results depends on future developments and is highly uncertain due to the unknown duration and severity of the outbreak. The situation is changing rapidly and future impacts may materialize that are not yet known. As of the date of this filing, substantially all of our restaurants continue to operate, and dining rooms are open in over 98% of our company-owned locations. We intend to continue to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our team members, customers, suppliers and shareholders.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 was issued as a means to reduce the complexity of accounting for income taxes for those entities that fall within the scope of the accounting standard. This guidance is effective for public companies for annual reporting periods beginning after December 15, 2020 and interim periods within those reporting periods. Interim period adoption is permitted. The guidance is to be applied using a prospective method, excluding amendments related to franchise taxes, which should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted this standard on December 30, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements or disclosures.

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	March 30, 2021	December 29, 2020
Delivery program receivables	$1,829	$1,268
Insurance receivable	86	74
Vendor rebate receivables	494	641
Franchise receivables	634	564
Other receivables	307	881
Accounts receivable	$3,350	$3,428

Prepaid expenses and other assets consist of the following (in thousands):

	March 30, 2021	December 29, 2020
Prepaid insurance	$331	$744
Prepaid occupancy related costs	856	884
Other prepaid expenses	2,314	1,092
Other current assets	43	39
Prepaid expenses and other current assets	$3,544	$2,759

Property and equipment, net, consists of the following (in thousands):

	March 30, 2021	December 29, 2020
Leasehold improvements	$199,589	$199,782
Furniture, fixtures and equipment	133,680	132,756
Construction in progress	4,336	1,713
	337,605	334,251
Accumulated depreciation and amortization	(215,881)	(211,334)
Property and equipment, net	$121,724	$122,917

Accrued payroll and benefits consist of the following (in thousands):

	March 30, 2021	December 29, 2020
Accrued payroll and related liabilities	$6,519	$6,812
Accrued bonus	2,032	2,364
Insurance liabilities	4,194	3,700
Accrued payroll and other benefits	$12,745	$12,876

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 30, 2021	December 29, 2020
Gift card liability	$2,332	$2,551
Occupancy related	1,676	1,322
Utilities	1,310	1,338
Deferred revenue	418	427
Current portion of finance lease liability	1,951	1,800
Other accrued expenses	4,227	4,194
Accrued expenses and other current liabilities	$11,914	$11,632

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
On June 16, 2020 (the “Effective Date”), the Company amended its 2018 Credit Facility by entering into the Second Amendment to the Credit Facility (the “Second Amendment” or the “Second Amended Credit Facility”). Beginning on the Effective Date and through the third quarter of 2021 (the “Amendment Period”), borrowings under the Second Amended Credit Facility, including the term loan facility (“Borrowings”), will bear interest at LIBOR plus 3.25% per annum. Following the Amendment Period, borrowings will bear interest at LIBOR plus a margin of 2.00% to 3.00% per annum, based upon the consolidated total lease-adjusted leverage ratio. Among other things, the Second Amendment (i) waives the lease-adjusted leverage ratio and fixed charge ratio covenants through the first quarter of 2021; (ii) amends the Company’s lease-adjusted leverage ratio and fixed coverage ratio covenant thresholds beginning in the second quarter of 2021 through the third quarter of 2022 and the first quarter of 2022, respectively; and (iii) limits capital expenditures to $12.0 million in 2020, $12.0 million plus a liquidity-based performance basket up to an additional $12.0 million in 2021, $34.0 million in 2022, $37.0 million in 2023 and $45.0 million annually thereafter.

As of March 30, 2021, the Company had $38.8 million of indebtedness (excluding $1.6 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the Second Amended Credit Facility reflecting debt repayments of $5.0 million in the first quarter of 2021. As of March 30, 2021, the Company had cash on hand of $3.1 million.
The term loan requires principal payments of $187,500 per quarter through the third quarter of 2021, $375,000 per quarter through the third quarter of 2022, $531,250 per quarter through the third quarter of 2023 and $625,000 per quarter thereafter through maturity.

Aggregate maturities for debt outstanding as of March 30, 2021 are as follows (in thousands):

Year 1	$1,125
Year 2	1,813
Year 3	2,313
Year 4	33,513
Total	$38,764

The Company’s outstanding indebtedness bore interest at rates between 3.40% to 3.52% during the first quarter of 2021.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of March 30, 2021.
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

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of March 30, 2021 and March 31, 2020 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended
	March 30, 2021	March 31, 2020
(Benefit) provision for income taxes	$(10)	$13
Effective tax rate	0.5%	(0.2)%

The effective tax rate for the first quarter of 2021 and first quarter of 2020 reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2021, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

6. Stock-Based Compensation

The Company’s Stock Incentive Plan (the “Plan”), as amended and restated in May of 2013, authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and incentive bonuses to employees, officers, non-employee directors and other service providers. As of March 30, 2021, approximately 3.0 million share-based awards were available to be granted under the Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended
	March 30, 2021	March 31, 2020
Stock-based compensation expense	$802	$159
Capitalized stock-based compensation expense	$18	$12

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended
	March 30, 2021	March 31, 2020
Restaurant impairments (1)	$502	$127
Closure costs (1)	305	213
Loss on disposal of assets and other	424	716
	$1,231	$1,056
_____________________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.

The Company impaired one restaurant in the first quarter of 2021 and had no restaurant impairments in the first quarter of 2020. Impairment is based on management’s current assessment of the expected future cash flows of a restaurant based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and is determined by comparing the carrying value of restaurant assets to the estimated fair value of the restaurant assets at resale value and the right-of-use asset based on a discounted cash flow analysis utilizing market lease rates. The Company will continue to monitor the impact from the COVID-19 pandemic as it relates to recoverability of long-lived assets. Although the Company has seen an improvement in sales, the Company is unable to predict how long these conditions will persist, what additional measures may be introduced by governments or what effect any such additional measures may have on restaurants and our business. Any measure that encourages consumers to stay in their homes, engage in social distancing or avoid larger gatherings of people for an extended period of time is and has been highly likely to continue to be harmful to the restaurant industry in general.

Closure costs in the first quarter of 2021 and 2020 include ongoing costs related to restaurants closed in previous years as well as six company-owned restaurants closed during the first quarter of 2021. In addition, closure costs were offset by gains resulting from adjustments to liabilities as lease terminations occur.

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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended
	March 30, 2021	March 31, 2020
Net loss	$(1,977)	$(5,835)
Shares:
Basic weighted average shares outstanding	45,098,028	44,142,220
Effect of dilutive securities	—	—
Diluted weighted average shares outstanding	45,098,028	44,142,220
Loss per share:
Basic loss per share	$(0.04)	$(0.13)
Diluted loss per share	$(0.04)	$(0.13)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings (loss) per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards or exercise of outstanding warrants that were excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 769,732 and 3,413,108 for the first quarters of 2021 and 2020, respectively.

9. Leases
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		March 30, 2021	December 29, 2020
Assets
Operating	Operating lease assets, net	$190,683	$195,618
Finance	Finance lease assets, net (1)	7,939	7,822
Total leased assets		$198,622	$203,440
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$25,873	$26,094
Finance	Current finance lease liabilities (2)	1,951	1,800
Long-term lease liabilities
Operating	Long-term operating lease liabilities	204,189	210,454
Finance	Long-term finance lease liabilities (2)	6,164	6,056
Total lease liabilities		$238,177	$244,404
_____________________
(1)The finance lease assets are included in property and equipment, net in the Condensed Consolidated Balance Sheets.
(2)The current portion of the finance lease liabilities is included in accrued expenses and other current liabilities, and the long-term portion was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.5 million for the first quarter of 2021 and $0.4 million for the first quarter of 2020, respectively.

For certain of the Company’s restaurants, the COVID-19 pandemic has had an impact on the underlying asset values. In the first quarter of 2021, the Company recorded a right-of-use asset impairment charge for one restaurant to reduce the carrying value of operating lease assets to its respective estimated fair value. There was no impairment to the Company’s right-of-use assets during the first quarter of 2020.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended
	March 30, 2021	March 31, 2020
Cash paid for lease liabilities:
Operating leases	$11,666	$7,508
Finance leases	525	182
	$12,191	$7,690
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$573	$5,724
Finance leases	651	1,604
	$1,224	$7,328

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the first quarter ended March 30, 2021 and March 31, 2020 (in thousands):

	March 30, 2021	March 31, 2020
Interest paid (net of amounts capitalized)	$709	$598
Purchases of property and equipment accrued in accounts payable	2,398	2,593

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

As of March 30, 2021 and December 29, 2020, the current portion of the gift card liability, $2.3 million and $2.6 million, respectively, was included in accrued expenses and other current liabilities, and the long-term portion, $0.4 million and $0.6 million, respectively, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $1.1 million and $1.5 million for the first quarter of 2021 and 2020, respectively.

Franchise Fees
`

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
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed based upon the Company’s historical redemption patterns. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of March 30, 2021 and December 29, 2020, the deferred revenue related to the rewards was $0.4 million and $0.4 million, respectively, and was included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
12. Commitments and Contingencies

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 30, 2021. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

NOODLES & COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as “we,” “us,” “our” and the “Company” in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 29, 2020. We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal years 2021 and 2020 each contain 52 weeks.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding our ability to navigate the COVID-19 pandemic, projected capital expenditures, the revenue and balance sheet impact of the COVID-19 pandemic, estimated costs associated with our closure of underperforming restaurants, the implementation and results of strategic initiatives and our future financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, the extent, duration and severity of the COVID-19 pandemic; governmental and customer response to the COVID-19 pandemic; other conditions beyond our control such as weather, natural disasters, disease outbreaks, epidemics or pandemics impacting our customers or food supplies; consumer reaction to industry related public health issues and health pandemics and perceptions of food safety, our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including new restaurant initiatives and operational strategies to improve the performance of our restaurant portfolio; our ability to maintain compliance with debt covenants and continue to access financing necessary to execute our business strategy; the success of our marketing efforts; our ability to open new restaurants on schedule; current economic conditions; price and availability of commodities; our ability to adequately staff our restaurants; changes in labor costs; consumer confidence and spending patterns; seasonal factors; and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended December 29, 2020.

Impact of COVID-19 Pandemic on Our Business

The onset of the COVID-19 pandemic resulted in significant disruption to the restaurant industry and adversely affected our business. The greatest impact to our sales and overall financial results was during the initial stages of the pandemic, beginning the third week of March 2020 through the second quarter of 2020. During this period, we temporarily closed nearly all of our dining rooms, driven by local government imposed restrictions in areas where we operate our restaurants and migrated to an almost completely off-premise model. Since the initial disruption, we have seen sequential improvement in our financial performance, particularly in the first quarter of 2021, as vaccine availability was more widespread and social distancing restrictions were softened.

The extent of the impact of the COVID-19 pandemic on our operations and financial results depends on future developments and is highly uncertain due to the unknown duration and severity of the outbreak. The situation is changing rapidly and future impacts may materialize that are not yet known. As of the date of this filing, substantially all of our restaurants continue to operate, and dining rooms are open in over 98% of our company-owned locations. We intend to continue to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our team members, customers, suppliers and shareholders.

Recent Trends, Risks and Uncertainties

Comparable Restaurant Sales. In the first quarter of 2021, system-wide comparable restaurant sales increased 10.7%, comprised of a 10.5% increase for company-owned restaurants and an 11.7% increase for franchise restaurants.

Recent restaurant openings not in the Company’s comparable restaurant base, many of which offer order ahead drive-thru pick-up windows, continue to perform as a group at the highest sales level of any class of new restaurants in the Company’s history.

We believe our return to positive comparable sales for the first quarter ended March 30, 2021, aided by impressive digital growth, is evidence of our strong brand positioning and ability to meet the needs of today's consumer for great tasting healthy food served conveniently where and when guests want it. However, our ability to retain positive comparable sales depends, among other reasons, on (i) the duration of the COVID-19 pandemic, (ii) limitations imposed by federal, state and local governments with respect to reduced seating capacity in our restaurants and other social distancing measures, (iii) our customers’ future willingness to eat at restaurants and (iv) macroeconomic conditions and the length of time required for the national and local economies to achieve economic recovery following the crisis.

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

Labor Costs. In the first quarter of 2021, we were able to mitigate the impact of increased base labor costs through labor efficiencies such as our procedures around optimizing food preparation times. Additionally, with the increased adoption of digital ordering from our customers, we modified our labor model to reduce the number of front of house hours in our restaurants. Some jurisdictions in which we operate have recently increased their minimum wage and other jurisdictions are considering similar actions. Significant additional government-imposed increases could materially affect our labor costs.

Other Restaurant Operating Costs. We have and expect to continue to incur additional third-party delivery fees resulting from a significant expansion of our use of third-party delivery services due to the COVID-19 pandemic.

Certain Restaurant Closures. We permanently closed six company-owned restaurants in the first quarter of 2021. We currently do not anticipate a significant number of permanent restaurant closures in the foreseeable future; however, we may from time to time permanently close certain restaurants, including permanent closures at, or near, the expiration of the leases for these restaurants.

Restaurant Development. In the first quarter of 2021, we did not open any new company-owned restaurants. As of March 30, 2021, we had 372 company-owned restaurants and 76 franchise restaurants in 29 states. Given the Company’s sales recovery in recent months, as well as an anticipated increase in favorable real estate availability, we have incorporated increased unit development into our strategic growth plan for 2021 and beyond with system-wide unit growth of at least 7% annually beginning in 2022, quickly reaching 10% annual growth on a path to at least 1,500 units.

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

Comparable Restaurant Sales

Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded. Changes in comparable restaurant sales are generated by changes in traffic, which we calculate as the number of entrées sold, or changes in per-person spend, calculated as sales divided by traffic. Per-person spend can be influenced by changes in menu prices and the mix and number of items sold per person. For fiscal year 2020, restaurants that were temporarily closed or operating at reduced hours or dining capacity due to the COVID-19 pandemic remained in comparable restaurant sales.

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

Results of Operations

The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended
	March 30, 2021	March 31, 2020
	(in thousands, unaudited)
Net loss	$(1,977)	$(5,835)
Depreciation and amortization	5,587	5,335
Interest expense, net	622	968
(Benefit) provision for income taxes	(10)	13
EBITDA	$4,222	$481
Restaurant impairments, closure costs and asset disposals (1)	1,231	1,056
Stock-based compensation expense	802	159
Fees and costs related to transactions and other acquisition/disposition costs	—	89
Adjusted EBITDA	$6,255	$1,785
_____________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended
	March 30, 2021	March 31, 2020
Company-Owned Restaurant Activity
Beginning of period	378	389
Openings	—	1
Closures	(6)	—
Divestitures (1)	—	(9)
Restaurants at end of period	372	381
Franchise Restaurant Activity
Beginning of period	76	68
Acquisitions (1)	—	9
Closures	—	—
Restaurants at end of period	76	77
Total restaurants	448	458
_____________________________
(1)Represents nine company-owned restaurants sold to a franchisee in 2020.

Statement of Operations as a Percentage of Revenue

The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended
	March 30, 2021	March 31, 2020
	(unaudited)
Revenue:
Restaurant revenue	98.3%	98.4%
Franchising royalties and fees, and other	1.7%	1.6%
Total revenue	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.0%	25.5%
Labor	31.8%	34.7%
Occupancy	10.8%	12.2%
Other restaurant operating costs	18.8%	16.9%
General and administrative	10.0%	10.5%
Depreciation and amortization	5.1%	5.3%
Pre-opening	0.1%	0.1%
Restaurant impairments, closure costs and asset disposals	1.1%	1.1%
Total costs and expenses	101.2%	104.8%
Loss from operations	(1.2)%	(4.8)%
Interest expense, net	0.6%	1.0%
Loss before taxes	(1.8)%	(5.8)%
(Benefit) provision for income taxes	—%	—%
Net loss	(1.8)%	(5.8)%

First Quarter Ended March 30, 2021 Compared to First Quarter Ended March 31, 2020

The table below presents our unaudited operating results for the first quarters of 2021 and 2020, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	March 30, 2021	March 31, 2020	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$107,744	$98,716	$9,028	9.1%
Franchising royalties and fees, and other	1,833	1,632	201	12.3%
Total revenue	109,577	100,348	9,229	9.2%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	26,977	25,204	1,773	7.0%
Labor	34,306	34,231	75	0.2%
Occupancy	11,649	12,060	(411)	(3.4)%
Other restaurant operating costs	20,205	16,689	3,516	21.1%
General and administrative	10,929	10,554	375	3.6%
Depreciation and amortization	5,587	5,335	252	4.7%
Pre-opening	58	73	(15)	(20.5)%
Restaurant impairments, closure costs and asset disposals	1,231	1,056	175	16.6%
Total costs and expenses	110,942	105,202	5,740	5.5%
Loss from operations	(1,365)	(4,854)	3,489	71.9%
Interest expense, net	622	968	(346)	(35.7)%
Loss before taxes	(1,987)	(5,822)	3,835	65.9%
(Benefit) provision for income taxes	(10)	13	(23)	*
Net loss	$(1,977)	$(5,835)	$3,858	66.1%
Company-owned:
Average unit volume	$1,170	$1,038	$132	12.7%
Comparable restaurant sales	10.5%	(7.0)%
________________
*Not meaningful.

Revenue

Total revenue increased $9.2 million in the first quarter of 2021, or 9.2%, to $109.6 million, compared to $100.3 million in the first quarter of 2020. This increase was due to an increase in traffic as well as new restaurant openings performing at higher levels than historical openings, partially offset by temporary restaurant closures related to the initial impact of COVID-19 pandemic in March of 2020 which involved lockdowns across the country and permanent restaurant closures.

AUV, which normalizes for the impact of temporary restaurant closures, increased year-over-year due to strong off-premise sales, including digital, and growth in dine-in sales as a result of dining rooms reopening.

System-wide comparable restaurant sales were up 10.7% in the first quarter of 2021 compared to the same period of 2020, comprised of a 10.5% increase at company-owned restaurants and an 11.7% increase at franchise-owned restaurants. The comparable restaurant sales increase in the first quarter of 2021 was driven primarily by lapping the large decline in traffic in March of 2020 related to the impact of the COVID-19 pandemic. Comparable restaurant sales growth improved throughout the quarter with a high in March of 2021 of 40.8%.

Cost of Sales

Cost of sales increased by $1.8 million, or 7.0%, in the first quarter of 2021 compared to the same period of 2020, due primarily to the increase in restaurant revenue. As a percentage of restaurant revenue, cost of sales decreased to 25.0% in the first quarter of 2021 compared to 25.5% in first quarter of 2020 primarily due to ongoing supply chain initiatives, increased menu pricing and lower discounting, partially offset by higher packaging costs associated with the shift to increased off-premise sales in response to the COVID-19 pandemic.

Labor Costs

Labor costs increased by $0.1 million, or 0.2%, in the first quarter of 2021 compared to the same period of 2020. As a percentage of restaurant revenue, labor costs decreased to 31.8% in the first quarter of 2021 from 34.7% in the first quarter of 2020 as a result of increased sales, labor initiatives including modifying our labor model to reduce the number of front of house hours in our restaurants and improved turnover trends, partially offset by increases in normalized incentive compensation relative to 2020.

Occupancy Costs

Occupancy costs decreased by $0.4 million, or 3.4%, in the first quarter of 2021 compared to the first quarter of 2020 primarily due to restaurants closed since the beginning of the first quarter of 2020. As a percentage of revenue, occupancy costs decreased to 10.8% in the first quarter of 2021, compared to 12.2% in the first quarter of 2020 as a result of sales leverage.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $3.5 million, or 21.1%, in the first quarter of 2021 compared to the first quarter of 2020 due primarily to the growth in third-party delivery fees resulting from a significant expansion of our use of third-party delivery services due to the COVID-19 pandemic, in addition to an increase in repairs and maintenance, partially offset by a decrease in utilities. As a percentage of restaurant revenue, other restaurant operating costs increased to 18.8% in the first quarter of 2021 compared to 16.9% in the first quarter of 2020 due primarily to increased third-party delivery fees offset by sales leverage. Third-party delivery fees were 5.7% and 3.0% of total revenue for the first quarters of 2021 and 2020, respectively.

General and Administrative Expense

General and administrative expense increased by $0.4 million or 3.6% in the first quarter of 2021 compared to the first quarter of 2020, due primarily to increases in incentive compensation and stock based compensation, partially offset by decreases in travel, software maintenance and third-party services. As a percentage of revenue, general and administrative expense decreased to 10.0% in the first quarter of 2021 from 10.5% in the first quarter of 2020 due primarily to the increase in revenue.

Depreciation and Amortization

Depreciation and amortization increased by $0.3 million, or 4.7%, in the first quarter of 2021 compared to the first quarter of 2020, due primarily to new asset additions for restaurants opened since the first quarter of 2020. As a percentage of revenue, depreciation and amortization decreased to 5.1% in the first quarter of 2021 from 5.3% in the first quarter of 2020.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased $0.2 million in the first quarter of 2021 compared to the first quarter of 2020. We impaired one restaurant in the first quarter of 2021. No impairment was recorded in the first quarter of 2020.

Interest Expense

Interest expense decreased by $0.3 million in the first quarter of 2021 compared to the first quarter of 2020. The decrease was due to lower average borrowings during the first quarter of 2021 compared to the first quarter of 2020.

(Benefit) Provision for Income Taxes

The effective tax rate was 0.5% for the first quarter of 2021 compared to (0.2)% for the first quarter of 2020. For the remainder of fiscal 2021, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Liquidity and Capital Resources

Summary of Cash Flows
On November 20, 2019, the Company amended its 2018 Credit Facility by entering into the First Amendment to the Credit Facility (the “Amendment” or “Amended Credit Facility”).

On June 16, 2020 (the “Effective Date”), the Company amended its Amended Credit Facility by entering into the Second Amendment to the Credit Facility (the “Second Amendment” or the “Second Amended Credit Facility”). Beginning on the Effective Date and through the third quarter of 2021 (the “Amendment Period”), borrowings under the Second Amended Credit Facility, including the term loan facility (“Borrowings”), will bear interest at LIBOR plus 3.25% per annum. Following the Amendment Period, Borrowings will bear interest at LIBOR plus a margin of 2.00% to 3.00% per annum, based upon the consolidated total lease-adjusted leverage ratio. Among other things, the Second Amendment (i) waives the lease-adjusted leverage ratio and fixed charge ratio covenants until the beginning of the second quarter of 2021, (ii) amends the Company’s lease-adjusted leverage ratio and fixed coverage ratio covenant thresholds beginning in the second quarter of 2021 through the third quarter of 2022 and the first quarter of 2022, respectively and (iii) limits capital expenditures to $12.0 million in 2020, $12.0 million plus a liquidity-based performance basket up to an additional $12.0 million in 2021, $34.0 million in 2022, $37.0 million in 2023 and $45.0 million annually thereafter. As of March 30, 2021, our cash and cash equivalents balance was $3.1 million and the amount available for future borrowings under our Second Amended Credit Facility was $52.3 million.

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

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Fiscal Quarter Ended
	March 30, 2021	March 31, 2020
Net cash provided by (used in) operating activities	$3,779	$(658)
Net cash used in investing activities	(2,733)	(3,919)
Net cash (used in) provided by financing activities	(5,769)	44,648
Net (decrease) increase in cash and cash equivalents	$(4,723)	$40,071

Operating Activities

Net cash provided by operating activities increased to $3.8 million in the first quarter of 2021 from net cash used in operating activities of $0.7 million in the first quarter of 2020. The increase in operating cash flows resulted primarily from a decreased net loss during the first quarter of 2021 as well as working capital changes during the first quarter of 2021 compared to the prior period of 2020, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, closure costs, asset disposals and stock-based compensation.

Investing Activities

Net cash used in investing activities decreased $1.2 million in the first quarter of 2021 from $3.9 million in the first quarter of 2020. This decrease was primarily due to fewer new restaurant openings in the first quarter of 2021 compared to 2020.

Financing Activities

Net cash used in financing activities was $5.8 million in the first quarter of 2021 related to repayments on our long-term debt and finance leases. The first quarter of 2020 included precautionary draws on our revolving credit facility of $55.5 million during the initial onset of the COVID-19 pandemic partially offset by related debt issuance costs as well as payments on finance leases. Subsequent to the end of the first quarter of 2020, we made repayments totaling $54.1 million on our credit facility.

Capital Resources

Future Capital Expenditure Requirements. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants as well as information technology expenses and other general corporate capital expenditures.

We estimate capital expenditures will be approximately $20.0 million to $24.0 million for fiscal year 2021, primarily for the opening of eight to eleven company-owned restaurants, kitchen equipment initiatives and restaurant maintenance capital. We expect such capital expenditures to be funded by currently available cash and cash equivalents, cash flows from operations and if necessary, undrawn capacity under our revolving credit line.

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

Liquidity. As of March 30, 2021, we had a cash balance of $3.1 million compared to $7.8 million as of December 29, 2020. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and available borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for at least the next twelve months.

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
On June 16, 2020 (the “Effective Date”), the Company amended its 2018 Credit Facility by entering into the Second Amendment to the Credit Facility (the “Second Amendment” or the “Second Amended Credit Facility”). Beginning on the Effective Date and through the third quarter of 2021 (the “Amendment Period”), borrowings under the Second Amended Credit Facility, including the term loan facility (“Borrowings”), will bear interest at LIBOR plus 3.25% per annum. Following the Amendment Period, borrowings will bear interest at LIBOR plus a margin of 2.00% to 3.00% per annum, based upon the consolidated total lease-adjusted leverage ratio. Among other things, the Second Amendment (i) waives the lease-adjusted leverage ratio and fixed charge ratio covenants through the first quarter of 2021; (ii) amends the Company’s lease-adjusted leverage ratio and fixed coverage ratio covenant thresholds beginning in the second quarter of 2021 through the third quarter of 2022 and the first quarter of 2022, respectively and (iii) limits capital expenditures to $12.0 million in 2020, $12.0 million plus a liquidity-based performance basket up to an additional $12.0 million in 2021, $34.0 million in 2022, $37.0 million in 2023 and $45.0 million annually thereafter. As of the first quarter of 2021, the Company had full access to its $12.0 million performance basket, and for the remainder of 2021, the Company expects to have access to the full $24.0 million in capital expenditures which includes the $12.0 million performance basket.

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

As of March 30, 2021, we had $38.8 million of indebtedness (excluding $1.6 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the Second Amended Credit Facility. The term loan requires principal payments of $187,500 per quarter through the third quarter of 2021, $375,000 per quarter through the third quarter of 2022, and $531,250 per quarter through the third quarter of 2023 and $625,000 per quarter thereafter through maturity.

Our Second Amended Credit Facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.

We believe that we will be in compliance with our debt covenants and have sufficient liquidity to meet our cash requirements and reduced capital resource requirements for at least the next twelve months primarily through currently available cash and cash equivalents and cash flows from operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of March 30, 2021.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 29, 2020. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 29, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of March 30, 2021, we had $38.8 million of outstanding borrowings under our credit facility. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.4 million on an annualized basis. There is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we may need to renegotiate our loan documents and we cannot predict what alternative index would be negotiated with our lenders. As a result, our interest expense could increase, thereby increasing our interest payments and costs of funding our other fixed costs, and impacting our available cash flow for general corporate requirements.

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

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage requirements directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that affected our results from 2016 through the first quarter of 2021. We expect wage inflation may continue to affect our results in the near future.

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2021, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II

Item 1. Legal Proceedings

In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 30, 2021. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 29, 2020. There have been no material changes to our Risk Factors as previously reported in our Annual Report on Form 10-K for our fiscal year ended December 29, 2020.

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

NOODLES & COMPANY
By:	/s/ CARL LUKACH
Carl Lukach Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	April 30, 2021