Form 10-Q
period 2021-06-29
NOODLES & Co
filed 2021-08-04
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2021
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2021
Class A Common Stock, $0.01 par value per share	45,634,224 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 29, 2021	December 29, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,324	$7,840
Accounts receivable	4,348	3,428
Inventories	9,527	9,643
Prepaid expenses and other assets	3,695	2,759
Income tax receivable	70	44
Total current assets	34,964	23,714
Property and equipment, net	122,399	122,917
Operating lease assets, net	191,410	195,618
Goodwill	7,154	7,154
Intangibles, net	732	757
Other assets, net	3,496	3,471
Total long-term assets	325,191	329,917
Total assets	$360,155	$353,631
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,586	$6,402
Accrued payroll and benefits	18,241	12,876
Accrued expenses and other current liabilities	12,293	11,632
Current operating lease liabilities	26,141	26,094
Current portion of long-term debt	1,500	1,125
Total current liabilities	70,761	58,129
Long-term debt, net	35,754	40,949
Long-term operating lease liabilities, net	206,977	210,454
Deferred tax liabilities, net	256	240
Other long-term liabilities	10,964	14,160
Total liabilities	324,712	323,932

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of June 29, 2021 and December 29, 2020; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of June 29, 2021 and December 29, 2020; 48,011,761 issued and 45,587,890 outstanding as of June 29, 2021 and 46,807,587 issued and 44,383,716 outstanding as of December 29, 2020	480	468
Treasury stock, at cost, 2,423,871 shares as of June 29, 2021 and December 29, 2020	(35,000)	(35,000)
Additional paid-in capital	204,996	202,970
Accumulated deficit	(135,033)	(138,739)
Total stockholders’ equity	35,443	29,699
Total liabilities and stockholders’ equity	$360,155	$353,631
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Revenue:
Restaurant revenue	$123,715	$80,021	$231,459	$178,737
Franchising royalties and fees, and other	1,934	136	3,767	1,768
Total revenue	125,649	80,157	235,226	180,505
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,805	20,020	57,782	45,224
Labor	36,926	27,137	71,232	61,368
Occupancy	11,519	11,676	23,168	23,736
Other restaurant operating costs	21,082	15,789	41,287	32,478
General and administrative	12,978	10,034	23,907	20,588
Depreciation and amortization	5,576	5,397	11,163	10,732
Pre-opening	163	71	221	144
Restaurant impairments, closure costs and asset disposals	390	2,558	1,621	3,614
Total costs and expenses	119,439	92,682	230,381	197,884
Income (loss) from operations	6,210	(12,525)	4,845	(17,379)
Interest expense, net	498	920	1,120	1,888
Income (loss) before taxes	5,712	(13,445)	3,725	(19,267)
Provision for income taxes	29	33	19	46
Net income (loss)	$5,683	$(13,478)	$3,706	$(19,313)
Earnings (loss) per Class A and Class B common stock, combined
Basic	$0.12	$(0.30)	$0.08	$(0.44)
Diluted	$0.12	$(0.30)	$0.08	$(0.44)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	45,506,476	44,212,751	45,303,160	44,177,648
Diluted	46,246,169	44,212,751	45,992,119	44,177,648

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—March 30, 2021	47,890,488	$479	2,423,871	$(35,000)	$203,362	$(140,716)	$28,125
Stock plan transactions and other	121,273	1	—	—	55	—	56
Stock-based compensation expense	—	—	—	—	1,579	—	1,579
Net income	—	—	—	—	—	5,683	5,683
Balance—June 29, 2021	48,011,761	$480	2,423,871	$(35,000)	$204,996	$(135,033)	$35,443

Balance—March 31, 2020	46,583,879	$466	2,423,871	$(35,000)	$200,755	$(121,315)	$44,906
Stock plan transactions and other	194,803	2	—	—	(273)	—	(271)
Stock-based compensation expense	—	—	—	—	1,119	—	1,119
Net loss	—	—	—	—	—	(13,478)	(13,478)
Balance—June 30, 2020	46,778,682	$468	2,423,871	$(35,000)	$201,601	$(134,793)	$32,276

	Two Fiscal Quarters Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 29, 2020	46,807,587	$468	2,423,871	$(35,000)	$202,970	$(138,739)	$29,699
L Catterton warrants exercised	975,458	10	—	—	(10)	—	—
Stock plan transactions and other	228,716	2	—	—	(281)	—	(279)
Stock-based compensation expense	—	—	—	—	2,317	—	2,317
Net income	—	—	—	—	—	3,706	3,706
Balance—June 29, 2021	48,011,761	$480	2,423,871	$(35,000)	$204,996	$(135,033)	$35,443

Balance—December 31, 2019	46,557,934	$466	2,423,871	$(35,000)	$200,585	$(115,480)	$50,571
Stock plan transactions and other	220,748	2	—	—	(274)	—	(272)
Stock-based compensation expense	—	—	—	—	1,290	—	1,290
Net loss	—	—	—	—	—	(19,313)	(19,313)
Balance—June 30, 2020	46,778,682	$468	2,423,871	$(35,000)	$201,601	$(134,793)	$32,276
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Two Fiscal Quarters Ended
	June 29, 2021	June 30, 2020
Operating activities
Net income (loss)	$3,706	$(19,313)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,163	10,732
Deferred income taxes	16	47
Restaurant impairments, closure costs and asset disposals	898	3,029
Amortization of debt issuance costs	222	149
Stock-based compensation	2,283	1,253
Gain on insurance proceeds	(406)	—
Changes in operating assets and liabilities:
Accounts receivable	(521)	1,190
Inventories	(1)	306
Prepaid expenses and other assets	(961)	87
Accounts payable	3,060	2,722
Income taxes	(26)	(77)
Operating lease assets and liabilities	830	7,507
Accrued expenses and other liabilities	2,983	(925)
Net cash provided by operating activities	23,246	6,707
Investing activities
Purchases of property and equipment	(7,476)	(6,810)
Net cash used in investing activities	(7,476)	(6,810)
Financing activities
Proceeds from issuance of long-term debt	—	55,500
Payments on long-term debt	(5,042)	(2,375)
Payments on finance leases	(965)	(402)
Debt issuance costs	—	(731)
Stock plan transactions and tax withholding on share-based compensation awards	(279)	(272)
Net cash (used in) provided by financing activities	(6,286)	51,720
Net increase in cash and cash equivalents	9,484	51,617
Cash and cash equivalents
Beginning of period	7,840	10,459
End of period	$17,324	$62,076
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of June 29, 2021, the Company had 451 restaurants system-wide in 29 states, comprised of 374 company-owned restaurants and 77 franchise restaurants. The Company operates its business as one operating and reportable segment.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2021, which ends on December 28, 2021, and fiscal year 2020, which ended on December 29, 2020, both contain 52 weeks. The Company’s fiscal quarter that ended June 29, 2021 is referred to as the second quarter of 2021, and the fiscal quarter ended June 30, 2020 is referred to as the second quarter of 2020.

Risks and Uncertainties

We are subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. The onset of the COVID-19 pandemic resulted in significant disruption to the restaurant industry and adversely affected our business. The greatest impact to our sales and overall financial results was during the initial stages of the pandemic, beginning the third week of March 2020 through the second quarter of 2020. During this period, we temporarily closed nearly all of our dining rooms, driven by local government imposed restrictions in areas where we operate our restaurants and migrated to an almost completely off-premise model. Since the initial disruption, we have seen sequential improvement in our financial performance due in part to our investments in our off-premise and digital channels. In 2021, we saw further improvement as vaccine availability was more widespread and social distancing restrictions were softened.

The extent of the impact of the COVID-19 pandemic on our operations and financial results depends on future developments and is highly uncertain due to the unknown duration and severity of the outbreak, including the potential impact of the COVID-19 delta variant. The situation is changing rapidly and future impacts may materialize that are not yet known. As of the date of this filing, substantially all of our restaurants continue to operate, with dining rooms open at varying capacities. We intend to continue to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our team members, customers, suppliers and shareholders.

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

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	June 29, 2021	December 29, 2020
Delivery program receivables	$1,778	$1,268
Insurance receivable	586	74
Vendor rebate receivables	704	641
Franchise receivables	687	564
Other receivables	593	881
Accounts receivable	$4,348	$3,428

Prepaid expenses and other assets consist of the following (in thousands):

	June 29, 2021	December 29, 2020
Prepaid insurance	$992	$744
Prepaid occupancy related costs	34	884
Other prepaid expenses	2,552	1,092
Other current assets	117	39
Prepaid expenses and other assets	$3,695	$2,759

Property and equipment, net, consists of the following (in thousands):

	June 29, 2021	December 29, 2020
Leasehold improvements	$200,646	$199,782
Furniture, fixtures and equipment	134,461	132,756
Construction in progress	8,212	1,713
	343,319	334,251
Accumulated depreciation and amortization	(220,920)	(211,334)
Property and equipment, net	$122,399	$122,917

Accrued payroll and benefits consist of the following (in thousands):

	June 29, 2021	December 29, 2020
Accrued payroll and related liabilities	$10,286	$6,812
Accrued bonus	3,699	2,364
Insurance liabilities	4,256	3,700
Accrued payroll and benefits	$18,241	$12,876

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 29, 2021	December 29, 2020
Gift card liability	$2,270	$2,551
Occupancy related	1,792	1,322
Utilities	1,399	1,338
Deferred revenue	291	427
Current portion of finance lease liability	1,958	1,800
Other accrued expenses	4,583	4,194
Accrued expenses and other current liabilities	$12,293	$11,632

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
On November 20, 2019, the Company amended its 2018 Credit Facility by entering into the First Amendment to the Credit Agreement (the “Amendment” and the 2018 Credit Facility, as amended, the “First Amended Credit Facility”). Among other things, the Amendment: (i) extended the maturity date to November 20, 2024; (ii) increased the revolving credit facility from $65.0 million to $75.0 million; (iii) delayed step downs of the Company’s leverage covenant; and (iv) increased the limit on capital expenditures to $37.0 million in 2020 and to $45.0 million in 2021 and each fiscal year thereafter.
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
On June 16, 2020 (the “Effective Date”), the Company amended its First Amended Credit Facility by entering into the Second Amendment to the Credit Agreement (the “Second Amendment” and the First Amended Credit Facility, as amended, or the “Second Amended Credit Facility”). Beginning on the Effective Date and through the third quarter of 2021 (the “Amendment Period”), borrowings under the Second Amended Credit Facility, including the term loan facility (“Borrowings”), will bear interest at LIBOR plus 3.25% per annum. Following the Amendment Period, borrowings will bear interest at LIBOR plus a margin of 2.00% to 3.00% per annum, based upon the consolidated total lease-adjusted leverage ratio. Among other things, the Second Amendment (i) waives the lease-adjusted leverage ratio and fixed charge ratio covenants through the first quarter of 2021; (ii) amends the Company’s lease-adjusted leverage ratio and fixed coverage ratio covenant thresholds beginning in the second quarter of 2021 through the third quarter of 2022 and the first quarter of 2022, respectively; and (iii) limits capital expenditures to $12.0 million in 2020, $12.0 million plus a liquidity-based performance basket up to an additional $12.0 million in 2021, $34.0 million in 2022, $37.0 million in 2023 and $45.0 million annually thereafter.
As of June 29, 2021, the Company had $38.8 million of indebtedness (excluding $1.5 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the Second Amended Credit Facility reflecting debt repayments of $5.0 million in the first two quarters of 2021. As of June 29, 2021, the Company had cash on hand of $17.3 million.

The term loan requires principal payments of $187,500 per quarter through the third quarter of 2021, $375,000 per quarter through the third quarter of 2022, $531,250 per quarter through the third quarter of 2023 and $625,000 per quarter thereafter through maturity.

Aggregate maturities for debt outstanding as of June 29, 2021 are as follows (in thousands):

Year 1	$1,500
Year 2	1,969
Year 3	2,406
Year 4	32,889
Total	$38,764

The Company’s outstanding indebtedness bore interest at rates between 3.40% to 3.52% during the first two quarters of 2021.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of June 29, 2021.
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

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of June 29, 2021 and June 30, 2020 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Provision for income taxes	$29	$33	$19	$46
Effective tax rate	0.5%	(0.2)%	0.5%	(0.2)%

The effective tax rate for the second quarter of 2021 and the first two quarters of 2021 reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2021, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

6. Stock-Based Compensation

The Company’s Stock Incentive Plan (the “Plan”), as amended and restated in May of 2013, authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and incentive bonuses to employees, officers, non-employee directors and other service providers. As of June 29, 2021, approximately 3.0 million share-based awards were available to be granted under the Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Stock-based compensation expense	$1,611	$1,094	$2,413	$1,253
Capitalized stock-based compensation expense	$16	$25	$34	$37

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Restaurant impairments (1)	$178	$2,135	$680	$2,262
Closure costs (1)	288	299	593	512
(Gain) loss on disposal of assets and other	(76)	124	348	840
	$390	$2,558	$1,621	$3,614
_____________________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.

The Company did not impair any restaurants in the second quarter of 2021 and had five restaurant impairments in the second quarter of 2020. The Company impaired one restaurant in the first two quarters of 2021 and five restaurants in the first two quarters of 2020. Impairment is based on management’s current assessment of the expected future cash flows of a restaurant based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and is determined by comparing the carrying value of restaurant assets to the estimated fair value of the restaurant assets at resale value and the right-of-use asset based on a discounted cash flow analysis utilizing market lease rates. The Company will continue to monitor the impact from the COVID-19 pandemic as it relates to recoverability of long-lived assets. Although the Company has seen an improvement in sales, the Company is unable to predict how long these conditions will persist, what additional measures may be introduced by governments or what effect any such additional measures may have on restaurants and our business. Any measure that encourages consumers to stay in their homes, engage in social distancing or avoid larger gatherings of people for an extended period of time is and has been highly likely to continue to be harmful to the restaurant industry in general.

Closure costs in the second quarter of 2021 and the first two quarters of 2021 include ongoing costs related to restaurants closed in previous years as well as six company-owned restaurant closures during the first two quarters of 2021. Closure costs in the second quarter of 2020 and first two quarters of 2020 include ongoing costs related to restaurants closed in previous years as well as one company-owned restaurant closure during the second quarter of 2020 that was near the end of its lease term. In addition, closure costs were offset by gains resulting from adjustments to liabilities as lease terminations occur.

Loss on disposal of assets and other for the second quarter 2021 includes a gain on insurance proceeds from property damage. Loss on disposal of assets and other includes expenses recognized during the first two quarters of 2020 related to the divestiture of company-owned restaurants to a franchisee.

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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Net income (loss)	$5,683	$(13,478)	$3,706	$(19,313)
Shares:
Basic weighted average shares outstanding	45,506,476	44,212,751	45,303,160	44,177,648
Effect of dilutive securities	739,693	—	688,959	—
Diluted weighted average shares outstanding	46,246,169	44,212,751	45,992,119	44,177,648
Earnings (loss) per share:
Basic earnings (loss) per share	$0.12	$(0.30)	$0.08	$(0.44)
Diluted earnings (loss) per share	$0.12	$(0.30)	$0.08	$(0.44)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings (loss) per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards or exercise of outstanding warrants that were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive totaled 478,353 and 4,142,754 for the second quarters of 2021 and 2020, respectively, and totaled 730,847 and 3,309,278 for the first two quarters of 2021 and 2020, respectively.

9. Leases
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		June 29, 2021	December 29, 2020
Assets
Operating	Operating lease assets, net	$191,410	$195,618
Finance	Finance lease assets, net (1)	7,456	7,822
Total leased assets		$198,866	$203,440
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$26,141	$26,094
Finance	Current finance lease liabilities (2)	1,958	1,800
Long-term lease liabilities
Operating	Long-term operating lease liabilities	206,977	210,454
Finance	Long-term finance lease liabilities (2)	5,632	6,056
Total lease liabilities		$240,708	$244,404
_____________________
(1)The finance lease assets are included in property and equipment, net in the Condensed Consolidated Balance Sheets.
(2)The current portion of the finance lease liabilities is included in accrued expenses and other current liabilities, and the long-term portion was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.5 million and $0.1 million for the second quarter of 2021 and 2020, and $0.9 million and $0.5 million for the first two quarters of 2021 and 2020, respectively.

During 2020, the onset of the COVID-19 pandemic impacted the Company’s business significantly, including temporary closures of our dining rooms starting in March 2020. During the second quarter of 2020, we were able to negotiate with the majority of our landlords to obtain rent abatements, or defer rent amounts due during the second quarter, and in some cases, the periods of the respective lease terms were extended earlier than as proscribed in the lease as part of the rent concessions. In the case where the lease term was extended, we remeasured the remaining consideration in the contract. The total rent that was deferred for lease amendments that have been executed was $4.0 million.

For certain of the Company’s restaurants, the COVID-19 pandemic has had an impact on the underlying asset values. In the first quarter of 2021, the Company recorded a right-of-use asset impairment charge for one restaurant to reduce the carrying value of operating lease assets to its respective estimated fair value. There was no impairment to the Company’s right-of-use assets during the second quarter of 2021. In the second quarter of 2020, we recorded an impairment charge of $0.3 million on the right-of-use assets.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Cash paid for lease liabilities:
Operating leases	$7,929	$6,066	$19,595	$13,574
Finance leases	699	270	1,224	452
	$8,628	$6,336	$20,819	$14,026
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$6,123	$4,557	$6,696	$10,281
Finance leases	49	1,238	700	2,842
	$6,172	$5,795	$7,396	$13,123

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the two quarters ended June 29, 2021 and June 30, 2020 (in thousands):

	June 29, 2021	June 30, 2020
Interest paid (net of amounts capitalized)	$864	$1,666
Income taxes paid	28	25
Purchases of property and equipment accrued in accounts payable	4,002	1,793

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

As of June 29, 2021 and December 29, 2020, the current portion of the gift card liability, $2.3 million and $2.6 million, respectively, was included in accrued expenses and other current liabilities, and the long-term portion, $0.4 million and $0.6 million, respectively, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $0.8 million and $0.6 million for the second quarter of 2021 and 2020, and $1.9 million and $2.1 million for the first two quarters of 2021 and 2020, respectively.

Franchise Fees

Royalties from franchise restaurants are based on a percentage of restaurant revenues and are recognized in the period the related franchised restaurants’ sales occur. In the second quarter of 2020, the Company forgave the franchise royalties due for the quarter due to the impact of the COVID-19 pandemic. Royalties were reinstated in the third quarter of 2020. Development fees and franchise fees, portions of which are collected in advance, are nonrefundable and are recognized in income ratably over the term of the related franchise agreement or recognized upon the termination of the agreement between the Company and the franchisee. The Company has determined that the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement and should be treated as a single performance obligation; therefore, initial fees received from franchisees are recognized as revenue over the term of each respective franchise agreement, which is typically 20 years.
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed based upon the Company’s historical redemption patterns. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of June 29, 2021 and December 29, 2020, the deferred revenue related to the rewards was $0.3 million and $0.4 million, respectively, and was included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
12. Commitments and Contingencies

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 29, 2021. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding our ability to navigate the COVID-19 pandemic, projected capital expenditures, the revenue and balance sheet impact of the COVID-19 pandemic, estimated costs associated with our closure of underperforming restaurants, the implementation and results of strategic initiatives and our future financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, the extent, duration and severity of the COVID-19 pandemic; governmental and customer response to the COVID-19 pandemic; other conditions beyond our control such as weather, natural disasters, disease outbreaks, epidemics or pandemics impacting our customers or food supplies; consumer reaction to industry related public health issues and health pandemics and perceptions of food safety, our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including new restaurant initiatives and operational strategies to improve the performance of our restaurant portfolio; our ability to maintain compliance with debt covenants and continue to access financing necessary to execute our business strategy; the success of our marketing efforts; our ability to open new restaurants on schedule; current economic conditions; price and availability of commodities; our ability to adequately staff our restaurants; changes in labor costs; consumer confidence and spending patterns; seasonal factors; and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended December 29, 2020 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2021.

Impact of COVID-19 Pandemic on Our Business

The onset of the COVID-19 pandemic resulted in significant disruption to the restaurant industry and adversely affected our business. The greatest impact to our sales and overall financial results was during the initial stages of the pandemic, beginning the third week of March 2020 through the second quarter of 2020. During this period, we temporarily closed nearly all of our dining rooms, driven by local government imposed restrictions in areas where we operate our restaurants and migrated to an almost completely off-premise model. Since the initial disruption, we have seen sequential improvement in our financial performance due in part to our investments in our off-premise and digital channels. In 2021, we saw further improvement as vaccine availability was more widespread and social distancing restrictions were softened.

The extent of the impact of the COVID-19 pandemic on our operations and financial results, including the impact on labor and the cost and availability of products within our supplier network, depends on future developments and is highly uncertain due to the unknown duration and severity of the outbreak, including the potential impact of the COVID-19 delta variant. The situation is changing rapidly and future impacts may materialize that are not yet known. As of the date of this filing, substantially all of our restaurants continue to operate, with dining rooms open at varying capacities. We intend to continue to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our team members, customers, suppliers and shareholders.

Recent Trends, Risks and Uncertainties

Revenue. In the second quarter of 2021, system-wide comparable restaurant sales increased 56.8%, comprised of a 55.7% increase for company-owned restaurants and a 63.8% increase for franchise restaurants. Our comparable sales growth was benefited by a comparison to the second quarter of 2020, a period when our business was particularly impacted by the COVID-19 pandemic. In addition, our average unit volumes are trending higher over 2020 and pre-COVID-19 pandemic levels in 2019.

We also believe our comparable sales was aided by impressive digital growth, is evidence of our strong brand positioning and ability to meet the needs of today's consumer for great tasting food served conveniently where and when guests want it. However, our ability to retain positive comparable sales depends, among other reasons, on (i) the duration of the COVID-19 pandemic, (ii) limitations imposed by federal, state and local governments with respect to reduced seating capacity in our restaurants and other social distancing measures, (iii) our customers’ future willingness to eat at restaurants and (iv) macroeconomic conditions and the length of time required for the national and local economies to achieve economic recovery following the crisis. AUV, which normalizes for the impact of temporary restaurant closures, increased year-over-year due to strong off-premise sales, including digital, and growth in dine-in sales as a result of dining rooms reopening.

Recent restaurant openings not in the Company’s comparable restaurant base, many of which offer order ahead drive-thru pick-up windows, continue to perform as a group at the highest sales level of any class of new restaurants in the Company’s history.

Cost of Sales. As a result of the COVID-19 pandemic, we have and expect to continue to incur incremental costs of sales, including the use of additional packaging supplies to support the continued increase in to-go and off-premise orders. Additionally, we have seen a shortage in labor at some of our food suppliers, which in some cases, has resulted in increased costs of food or transportation. Despite these market factors, we have continued to work with our suppliers for ongoing supply chain savings resulting in lower cost of sales. To date, there has been minimal disruption to cost of goods sold, including the supply of our ingredients, packaging or other sourced materials, though it is possible that more significant disruptions could occur if the COVID-19 pandemic and volatility in the labor markets continue. We are working closely with our distributors and contract manufacturers as the situation evolves. We intend to continue to actively monitor the situation, including the status of our supply chain, to determine the appropriate actions to minimize any supply chain interruptions.

Labor Costs. During the second quarter of 2021, we experienced a decline in labor availability in some of the markets where we operate, in addition to continued wage inflation within the industry. We were able to mitigate the impact of these market factors through a continued focus on optimizing our hiring process and retaining existing employees. Additionally, our focus on labor efficiencies within the restaurant, including a modified labor model to reduce the number of front of house hours and optimize food prep, has resulted in minimal disruption in our cost of labor. Some jurisdictions in which we operate have recently increased their minimum wage and other jurisdictions are considering similar actions. Significant additional government-imposed increases could materially affect our labor costs.

Other Restaurant Operating Costs. We have and expect to continue to incur additional third-party delivery fees resulting from a significant expansion of our use of third-party delivery services due to the COVID-19 pandemic.

Certain Restaurant Closures. We permanently closed six company-owned restaurants in the first two quarters of 2021, all of which occurred in the first quarter of 2021. We currently do not anticipate a significant number of permanent restaurant closures in the foreseeable future; however, we may from time to time permanently close certain restaurants, including permanent closures at, or near, the expiration of the leases for these restaurants.

Restaurant Development. In the first two quarters of 2021, we opened two new company-owned restaurants and one franchise restaurant. As of June 29, 2021, we had 374 company-owned restaurants and 77 franchise restaurants in 29 states. Given the Company’s strong sales trends, as well as an anticipated increase in favorable real estate availability, we have incorporated increased unit development into our strategic growth plan for 2021 and beyond with a system-wide unit growth target of at least 7% annually beginning in 2022, quickly reaching 10% annual growth on a path to at least 1,500 units.

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

Average Unit Volume

AUV consists of the average annualized sales of all restaurants for a given time period. AUV is calculated by dividing restaurant revenue by the number of operating days within each time period and multiplying by the number of operating days we have in a typical year. This measurement allows management to assess changes in revenue patterns at our restaurants. In addition to the factors that impact comparable restaurant sales, AUVs can be further impacted by effective real estate site selection and maturity and trends within new markets.

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

Results of Operations

The following table presents a reconciliation of net income (loss) to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
	(in thousands, unaudited)
Net income (loss)	$5,683	$(13,478)	$3,706	$(19,313)
Depreciation and amortization	5,576	5,397	11,163	10,732
Interest expense, net	498	920	1,120	1,888
Provision for income taxes	29	33	19	46
EBITDA	$11,786	$(7,128)	$16,008	$(6,647)
Restaurant impairments, closure costs and asset disposals (1)	390	2,558	1,621	3,614
Stock-based compensation expense	1,611	1,094	2,413	1,253
Severance costs	—	89	—	89
Fees and costs related to transactions and other acquisition/disposition costs	—	73	—	162
Adjusted EBITDA	$13,787	$(3,314)	$20,042	$(1,529)
_____________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Company-Owned Restaurant Activity
Beginning of period	372	381	378	389
Openings	2	—	2	1
Closures	—	(1)	(6)	(1)
Divestitures (1)	—	—	—	(9)
Restaurants at end of period	374	380	374	380
Franchise Restaurant Activity
Beginning of period	76	77	76	68
Openings	1	—	1	—
Acquisitions (1)	—	—	—	9
Closures	—	(1)	—	(1)
Restaurants at end of period	77	76	77	76
Total restaurants	451	456	451	456
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

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
	(unaudited)
Revenue:
Restaurant revenue	98.5%	99.8%	98.4%	99.0%
Franchising royalties and fees, and other	1.5%	0.2%	1.6%	1.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	24.9%	25.0%	25.0%	25.3%
Labor	29.8%	33.9%	30.8%	34.3%
Occupancy	9.3%	14.6%	10.0%	13.3%
Other restaurant operating costs	17.0%	19.7%	17.8%	18.2%
General and administrative	10.3%	12.5%	10.2%	11.4%
Depreciation and amortization	4.4%	6.7%	4.7%	5.9%
Pre-opening	0.1%	0.1%	0.1%	0.1%
Restaurant impairments, closure costs and asset disposals	0.3%	3.2%	0.7%	2.0%
Total costs and expenses	95.1%	115.6%	97.9%	109.6%
Income (loss) from operations	4.9%	(15.6)%	2.1%	(9.6)%
Interest expense, net	0.4%	1.1%	0.5%	1.0%
Income (loss) before taxes	4.5%	(16.8)%	1.6%	(10.7)%
Provision for income taxes	—%	—%	—%	—%
Net income (loss)	4.5%	(16.8)%	1.6%	(10.7)%

Second Quarter Ended June 29, 2021 Compared to Second Quarter Ended June 30, 2020

The table below presents our unaudited operating results for the second quarters of 2021 and 2020, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	June 29, 2021	June 30, 2020	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$123,715	$80,021	$43,694	54.6%
Franchising royalties and fees, and other	1,934	136	1,798	*
Total revenue	125,649	80,157	45,492	56.8%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,805	20,020	10,785	53.9%
Labor	36,926	27,137	9,789	36.1%
Occupancy	11,519	11,676	(157)	(1.3)%
Other restaurant operating costs	21,082	15,789	5,293	33.5%
General and administrative	12,978	10,034	2,944	29.3%
Depreciation and amortization	5,576	5,397	179	3.3%
Pre-opening	163	71	92	129.6%
Restaurant impairments, closure costs and asset disposals	390	2,558	(2,168)	(84.8)%
Total costs and expenses	119,439	92,682	26,757	28.9%
Income (loss) from operations	6,210	(12,525)	18,735	*
Interest expense, net	498	920	(422)	(45.9)%
Income (loss) before income taxes	5,712	(13,445)	19,157	*
Provision for income taxes	29	33	(4)	12.1%
Net income (loss)	$5,683	$(13,478)	$19,161	*
Company-owned:
Average unit volume	$1,350	$891	$459	51.5%
Comparable restaurant sales	55.7%	(30.1)%
________________
*Not meaningful.

Revenue

Total revenue increased $45.5 million in the second quarter of 2021, or 56.8%, to $125.6 million, compared to $80.2 million in the second quarter of 2020. This increase was primarily due to sales growth in the comparable restaurant base. Franchise royalties increased as a result of royalty relief during the second quarter of 2020. System-wide comparable restaurant sales increased 56.8% in the second quarter of 2021 compared to the same period of 2020, comprised of a 55.7% increase at company-owned restaurants and a 63.8% increase at franchise-owned restaurants. The comparable restaurant sales increase in the second quarter of 2021 was driven primarily by lapping the large decline in traffic in the second quarter of 2020 related to the impact of the COVID-19 pandemic.

The increase in revenue was also due to new restaurant openings and less temporary restaurant closures as compared to the same period in 2020 related to the impact of the COVID-19 pandemic, partially offset by permanent restaurant closures.
AUV, which normalizes for the impact of temporary restaurant closures, increased year-over-year due to strong off-premise sales, including digital, and growth in dine-in sales as a result of dining rooms reopening.

Cost of Sales

Cost of sales increased by $10.8 million, or 53.9%, in the second quarter of 2021 compared to the same period of 2020, due primarily to the increase in restaurant revenue. As a percentage of restaurant revenue, cost of sales decreased to 24.9% in the second quarter of 2021 compared to 25.0% in second quarter of 2020 primarily due to ongoing supply chain initiatives, increased menu pricing and lower discounting, partially offset by higher packaging costs associated with the shift to increased off-premise sales in response to the COVID-19 pandemic.

Labor Costs

Labor costs increased by $9.8 million, or 36.1%, in the second quarter of 2021 compared to the same period of 2020, due primarily to the increase in restaurant revenue. As a percentage of restaurant revenue, labor costs decreased to 29.8% in the second quarter of 2021 from 33.9% in the second quarter of 2020 as a result of sales leverage on higher average unit volumes and labor initiatives, including modifying our labor model to reduce the number of front of house hours in our restaurants, partially offset by increases in incentive compensation due to improved results.

Occupancy Costs

Occupancy costs decreased by $0.2 million, or 1.3%, in the second quarter of 2021 compared to the second quarter of 2020, primarily due to restaurants closed since the beginning of the second quarter of 2020. As a percentage of revenue, occupancy costs decreased to 9.3% in the second quarter of 2021, compared to 14.6% in the second quarter of 2020 as a result of sales leverage.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $5.3 million, or 33.5%, in the second quarter of 2021 compared to the second quarter of 2020, due primarily to the growth in third-party delivery fees, in addition to increases in repairs and maintenance and utilities. As a percentage of restaurant revenue, other restaurant operating costs decreased to 17.0% in the second quarter of 2021 compared to 19.7% in the second quarter of 2020, due primarily to sales leverage. Third-party delivery fees were 5.3% and 6.4% of total revenue for the second quarters of 2021 and 2020, respectively.

General and Administrative Expense

General and administrative expense increased by $2.9 million, or 29.3% in the second quarter of 2021 compared to the second quarter of 2020, due primarily to increases in incentive compensation as well as investments to support our unit growth strategy. Stock-based compensation increased due to higher performance-based compensation, due to significantly improved results. As a percentage of revenue, general and administrative expense decreased to 10.3% in the second quarter of 2021 from 12.5% in the second quarter of 2020, due primarily to the increase in revenue and efficiencies gained through our organizational review during the COVID pandemic.

Depreciation and Amortization

Depreciation and amortization increased by $0.2 million, or 3.3%, in the second quarter of 2021 compared to the second quarter of 2020, due primarily to new asset additions for restaurants opened since the second quarter of 2020. As a percentage of revenue, depreciation and amortization decreased to 4.4% in the second quarter of 2021 from 6.7% in the second quarter of 2020, due primarily to the increase in revenue.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals decreased $2.2 million in the second quarter of 2021 compared to the second quarter of 2020. There were no restaurant impairments in the second quarter of 2021 compared to five restaurant impairments in the same period of 2020. In addition, a gain on insurance proceeds from property damage amounting to $0.4 million was recognized in the second quarter of 2021.

Interest Expense

Interest expense decreased by $0.4 million in the second quarter of 2021 compared to the second quarter of 2020. The decrease was due to lower average borrowings during the second quarter of 2021 compared to the second quarter of 2020.

Provision for Income Taxes

The effective tax rate for the second quarter of 2021 and for the second quarter of 2020 reflect the impact of the previously recorded valuation allowance. For the remainder of fiscal 2021, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Two Quarters Ended June 29, 2021 Compared to Two Quarters Ended June 30, 2020

The table below presents our unaudited operating results for the first two quarters of 2021 and 2020, and the related period-over-period changes.

	Two Fiscal Quarters Ended		Increase / (Decrease)
	June 29, 2021	June 30, 2020	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$231,459	$178,737	$52,722	29.5%
Franchising royalties and fees, and other	3,767	1,768	1,999	113.1%
Total revenue	235,226	180,505	54,721	30.3%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	57,782	45,224	12,558	27.8%
Labor	71,232	61,368	9,864	16.1%
Occupancy	23,168	23,736	(568)	(2.4)%
Other restaurant operating costs	41,287	32,478	8,809	27.1%
General and administrative	23,907	20,588	3,319	16.1%
Depreciation and amortization	11,163	10,732	431	4.0%
Pre-opening	221	144	77	53.5%
Restaurant impairments, closure costs and asset disposals	1,621	3,614	(1,993)	(55.1)%
Total costs and expenses	230,381	197,884	32,497	16.4%
Income (loss) from operations	4,845	(17,379)	22,224	*
Interest expense, net	1,120	1,888	(768)	(40.7)%
Income (loss) before income taxes	3,725	(19,267)	22,992	*
Provision for income taxes	19	46	(27)	(58.7)%
Net income (loss)	$3,706	$(19,313)	$23,019	*
Company-owned:
Average unit volumes	$1,260	$966	$294	30.4%
Comparable restaurant sales	29.8%	(19.0)%
________________
*Not meaningful.

Revenue

Total revenue increased by $54.7 million, or 30.3%, in the first two quarters of 2021, to $235.2 million compared to $180.5 million in the same period of 2020. This increase was primarily due to the increase in comparable restaurant sales and new restaurant openings, as well as an increase in franchise royalties as a result of royalty relief during the second quarter of 2020.

Comparable restaurant sales increased by 29.8% at company-owned restaurants, increased by 35.8% at franchise-owned restaurants and increased by 30.6% system-wide in the first two quarters of 2021. The comparable restaurant sales improvement in the first two quarters of 2021 was primarily driven by lapping the impact of the COVID-19 pandemic, in addition to the strength of the brand resonating with our guests through a focus on innovative food, digital capabilities, best-in-class off-premise and team member culture.

AUV, which normalizes for the impact of temporary restaurant closures, increased year-over-year due to strong off-premise sales, including digital, and growth in dine-in sales as a result of dining rooms reopening.

Cost of Sales

Cost of sales increased by $12.6 million, or 27.8%, in the first two quarters of 2021 compared to the same period of 2020, due primarily to the increase in restaurant sales. As a percentage of restaurant revenue, cost of sales decreased to 25.0% in the first two quarters of 2021 compared to 25.3% in the first two quarters of 2020, primarily due to increased menu pricing and cost saving initiatives partially offset by increases in certain commodity costs.

Labor Costs

Labor costs increased by $9.9 million, or 16.1%, in the first two quarters of 2021 compared to the same period of 2020, due primarily to the increase in restaurant sales. As a percentage of restaurant revenue, labor costs decreased to 30.8% in the first two quarters of 2021 compared to 34.3% in the first two quarters of 2020. The decrease as a percentage of restaurant revenue was primarily due to increased revenue, partially offset by labor initiatives, including modifying our labor model to reduce the number of front of house hours in our restaurants.

Occupancy Costs

Occupancy costs decreased by $0.6 million, or 2.4%, in the first two quarters of 2021 compared to the first two quarters of 2020, due primarily to restaurants closed or impaired since the beginning of the second quarter of 2020. As a percentage of revenue, occupancy costs decreased to 10.0% in first two quarters of 2021, compared to 13.3% in the first two quarters of 2020, primarily due to sales leverage.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $8.8 million, or 27.1%, in the first two quarters of 2021 compared to the first two quarters of 2020. As a percentage of restaurant revenue, other restaurant operating costs decreased to 17.8% in the first two quarters of 2021, compared to 18.2% in the first two quarters of 2020, due primarily to higher revenue partially offset by third-party delivery fees and increases in repairs and maintenance and utilities. Third-party delivery fees were 5.5% and 4.5% of total revenue for the first two quarters of 2021 and 2020, respectively.

General and Administrative Expense

General and administrative expense increased by $3.3 million, or 16.1%, in the first two quarters of 2021 compared to the first two quarters of 2020, due primarily to increases in incentive compensation and stock-based compensation due to higher performance-based compensation, due to significantly improved results, partially offset by a decrease in third-party services and software maintenance. As a percentage of revenue, general and administrative expense decreased to 10.2% in the first two quarters of 2021 compared to 11.4% in the first two quarters of 2020, primarily due to increase revenue.

Depreciation and Amortization

Depreciation and amortization increased by $0.4 million, or 4.0%, in the first two quarters of 2021 compared to the first two quarters of 2020, primarily due to new asset additions. As a percentage of revenue, depreciation and amortization decreased to 4.7% in the first two quarters of 2021, compared to 5.9% in the first two quarters of 2020, due primarily to the increase in revenue.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals decreased by $2.0 million in the first two quarters of 2021 compared to the first two quarters of 2020. The decrease was largely due to less impairment and closure costs during the first two quarters of 2021 as compared to the same period in 2020. There were no restaurant impairments in the first two quarters of 2021 compared to five restaurant impairments in the first two quarters of 2020.

Interest Expense

Interest expense decreased by $0.8 million in the first two quarters of 2021 compared to the same period of 2020. The decrease was mainly due to lower average borrowings in the first two quarters of 2021 compared to the first two quarters of 2020.

Provision for Income Taxes

The effective tax rate for the first two quarters of 2021 and for the first two quarters of 2020 reflect the impact of the previously recorded valuation allowance. For the remainder of fiscal 2021, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Liquidity and Capital Resources

Summary of Cash Flows
As of June 29, 2021, our cash and cash equivalents balance was $17.3 million and the amount available for future borrowings under our Second Amended Credit Facility was $57.0 million.

We have historically used cash and our revolving credit facility to fund capital expenditures for new restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have up to 30 days to pay our vendors.

We believe that we will be in compliance with our debt covenants and have sufficient sources of cash to meet our liquidity needs and capital resource requirements for the next twelve months, primarily through currently available cash and cash equivalents and cash flows from operations.

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Two Fiscal Quarters Ended
	June 29, 2021	June 30, 2020
Net cash provided by operating activities	$23,246	$6,707
Net cash used in investing activities	(7,476)	(6,810)
Net cash (used in) provided by financing activities	(6,286)	51,720
Net increase in cash and cash equivalents	$9,484	$51,617

Operating Activities

Net cash provided by operating activities increased to $23.2 million in the first two quarters of 2021 from net cash provided by operating activities of $6.7 million in the first two quarters of 2020. The increase in operating cash flows resulted primarily from an increased net income due to the recovery from the initial impacts of the COVID-19 pandemic during the first two quarters of 2021 as well as working capital changes during the first two quarters of 2021 compared to the prior period of 2020, adjusted for non-cash items such as depreciation and amortization, restaurant impairments, closure costs, asset disposals and stock-based compensation.

Investing Activities

Net cash used in investing activities increased $0.7 million in the first two quarters of 2021 from $6.8 million in the first two quarters of 2020. This increase was primarily due to higher investments in new restaurant openings in the first two quarters of 2021 compared to 2020.

Financing Activities

Net cash used in financing activities was $6.3 million in the first two quarters of 2021 related to repayments on our long-term debt and finance leases. The first two quarters of 2020 included precautionary draws on our revolving credit facility of $55.5 million during the initial onset of the COVID-19 pandemic, partially offset by related debt issuance costs as well as payments on finance leases.

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

Liquidity. As of June 29, 2021, we had a cash balance of $17.3 million compared to $7.8 million as of December 29, 2020. We will continue to evaluate our cash on hand and expect to pay down a portion of our outstanding debt over the next two quarters. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and available borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for at least the next twelve months.

Credit Facility

In November of 2019, we amended our 2018 Credit Facility by entering into that certain First Amendment to Credit Agreement (the “Amendment” and the 2018 Credit Facility, as amended, the “First Amended Credit Facility”). Among other things, the Amendment: (i) extended the maturity date to November 20, 2024; (ii) increased the revolving credit facility from $65.0 million to $75.0 million; (iii) delayed step downs of the Company’s leverage covenant; and (iv) increased the limit on capital expenditures to $37.0 million in 2020 and to $45.0 million in 2021 and each fiscal year thereafter. Upon execution of the First Amended Credit Facility, the Company repaid in full its outstanding indebtedness under its prior credit facility using funds drawn on the First Amended Credit Facility. Upon repayment, the prior credit facility and all related agreements were terminated.
On June 16, 2020 (the “Effective Date”), the Company amended its First Amended Credit Facility by entering into the Second Amendment to the Credit Agreement (the “Second Amendment” and the First Amended Credit Facility, as amended, the “Second Amended Credit Facility”). Beginning on the Effective Date and through the third quarter of 2021 (the “Amendment Period”), borrowings under the Second Amended Credit Facility, including the term loan facility, will bear interest at LIBOR plus 3.25% per annum. Following the Amendment Period, borrowings will bear interest at LIBOR plus a margin of 2.00% to 3.00% per annum, based upon the consolidated total lease-adjusted leverage ratio. Among other things, the Second Amendment (i) waives the lease-adjusted leverage ratio and fixed charge ratio covenants through the first quarter of 2021; (ii) amends the Company’s lease-adjusted leverage ratio and fixed coverage ratio covenant thresholds beginning in the second quarter of 2021 through the third quarter of 2022 and the first quarter of 2022, respectively and (iii) limits capital expenditures to $12.0 million in 2020, $12.0 million plus a liquidity-based performance basket up to an additional $12.0 million in 2021, $34.0 million in 2022, $37.0 million in 2023 and $45.0 million annually thereafter. As of the second quarter of 2021, the Company had full access to its $12.0 million performance basket, and for the remainder of 2021, the Company expects to have access to the full $24.0 million in capital expenditures which includes the $12.0 million performance basket.

As of June 29, 2021, we had $38.8 million of indebtedness (excluding $1.5 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the Second Amended Credit Facility. The term loan requires principal payments of $187,500 per quarter through the third quarter of 2021, $375,000 per quarter through the third quarter of 2022, $531,250 per quarter through the third quarter of 2023 and $625,000 per quarter thereafter through maturity.

Our Second Amended Credit Facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of June 29, 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of June 29, 2021, we had $38.8 million of outstanding borrowings under our credit facility. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.4 million on an annualized basis. There is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, our lenders have the ability to choose an alternative index and we cannot predict what alternative index would be negotiated with our lenders.

Commodity Price Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, have and could continue to increase restaurant operating costs as a percentage of restaurant revenue.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage requirements directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that affected our results from 2016 through the first two quarters of 2021. We expect wage inflation may continue to affect our results in the near future.

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2021, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II

Item 1. Legal Proceedings

In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 29, 2021. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially adversely affect our business, financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Employment Agreement, dated August 2, 2021, between Noodles & Company and Kathy Lockhart
10.2	Employment Agreement, dated August 2, 2021, between Noodles & Company and Sue Petersen
10.3	Employment Agreement, dated July 30, 2021, between Noodles & Company and Corey Kline
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ CARL LUKACH
Carl Lukach Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	August 4, 2021