Form 10-Q
period 2021-09-28
NOODLES & Co
filed 2021-11-09
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2021
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2021
Class A Common Stock, $0.01 par value per share	45,689,485 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 28, 2021	December 29, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,149	$7,840
Accounts receivable	3,852	3,428
Inventories	9,708	9,643
Prepaid expenses and other assets	4,686	2,759
Income tax receivable	66	44
Total current assets	21,461	23,714
Property and equipment, net	121,591	122,917
Operating lease assets, net	190,134	195,618
Goodwill	7,154	7,154
Intangibles, net	722	757
Other assets, net	3,437	3,471
Total long-term assets	323,038	329,917
Total assets	$344,499	$353,631
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,440	$6,402
Accrued payroll and benefits	15,169	12,876
Accrued expenses and other current liabilities	12,441	11,632
Current operating lease liabilities	26,757	26,094
Current portion of long-term debt	1,500	1,125
Total current liabilities	68,307	58,129
Long-term debt, net	20,789	40,949
Long-term operating lease liabilities, net	203,589	210,454
Deferred tax liabilities, net	281	240
Other long-term liabilities	10,431	14,160
Total liabilities	303,397	323,932

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of September 28, 2021 and December 29, 2020; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of September 28, 2021 and December 29, 2020; 48,065,916 issued and 45,642,045 outstanding as of September 28, 2021 and 46,807,587 issued and 44,383,716 outstanding as of December 29, 2020	481	468
Treasury stock, at cost, 2,423,871 shares as of September 28, 2021 and December 29, 2020	(35,000)	(35,000)
Additional paid-in capital	205,957	202,970
Accumulated deficit	(130,336)	(138,739)
Total stockholders’ equity	41,102	29,699
Total liabilities and stockholders’ equity	$344,499	$353,631
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Revenue:
Restaurant revenue	$123,094	$104,413	$354,553	$283,150
Franchising royalties and fees, and other	2,032	1,569	5,799	3,337
Total revenue	125,126	105,982	360,352	286,487
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,946	25,900	88,728	71,124
Labor	36,896	31,264	108,128	92,632
Occupancy	11,426	11,737	34,594	35,473
Other restaurant operating costs	21,529	19,383	62,816	51,861
General and administrative	12,187	10,827	36,094	31,415
Depreciation and amortization	5,571	5,541	16,734	16,273
Pre-opening	125	239	346	383
Restaurant impairments, closure costs and asset disposals	1,126	369	2,747	3,983
Total costs and expenses	119,806	105,260	350,187	303,144
Income (loss) from operations	5,320	722	10,165	(16,657)
Interest expense, net	594	822	1,714	2,710
Income (loss) before taxes	4,726	(100)	8,451	(19,367)
Provision for income taxes	29	27	48	73
Net income (loss)	$4,697	$(127)	$8,403	$(19,440)
Earnings (loss) per Class A and Class B common stock, combined
Basic	$0.10	$—	$0.19	$(0.44)
Diluted	$0.10	$—	$0.18	$(0.44)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	45,635,455	44,358,763	45,414,332	44,238,400
Diluted	46,382,509	44,358,763	46,134,994	44,238,400

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—June 29, 2021	48,011,761	$480	2,423,871	$(35,000)	$204,996	$(135,033)	$35,443
Stock plan transactions and other	54,155	1	—	—	(203)	—	(202)
Stock-based compensation expense	—	—	—	—	1,164	—	1,164
Net income	—	—	—	—	—	4,697	4,697
Balance—September 28, 2021	48,065,916	$481	2,423,871	$(35,000)	$205,957	$(130,336)	$41,102

Balance—June 30, 2020	46,778,682	$468	2,423,871	$(35,000)	$201,601	$(134,793)	$32,276
Stock plan transactions and other	16,852	—	—	—	49	—	49
Stock-based compensation expense	—	—	—	—	664	—	664
Net loss	—	—	—	—	—	(127)	(127)
Balance—September 29, 2020	46,795,534	$468	2,423,871	$(35,000)	$202,314	$(134,920)	$32,862

	Three Fiscal Quarters Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 29, 2020	46,807,587	$468	2,423,871	$(35,000)	$202,970	$(138,739)	$29,699
L Catterton warrants exercised	975,458	10	—	—	(10)	—	—
Stock plan transactions and other	282,871	3	—	—	(484)	—	(481)
Stock-based compensation expense	—	—	—	—	3,481	—	3,481
Net income	—	—	—	—	—	8,403	8,403
Balance—September 28, 2021	48,065,916	$481	2,423,871	$(35,000)	$205,957	$(130,336)	$41,102

Balance—December 31, 2019	46,557,934	$466	2,423,871	$(35,000)	$200,585	$(115,480)	$50,571
Stock plan transactions and other	237,600	2	—	—	(225)	—	(223)
Stock-based compensation expense	—	—	—	—	1,954	—	1,954
Net loss	—	—	—	—	—	(19,440)	(19,440)
Balance—September 29, 2020	46,795,534	$468	2,423,871	$(35,000)	$202,314	$(134,920)	$32,862
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Fiscal Quarters Ended
	September 28, 2021	September 29, 2020
Operating activities
Net income (loss)	$8,403	$(19,440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,734	16,273
Deferred income taxes	41	72
Restaurant impairments, closure costs and asset disposals	1,441	3,034
Amortization of debt issuance costs	333	260
Stock-based compensation	3,436	1,904
Gain on insurance proceeds	(406)	—
Changes in operating assets and liabilities:
Accounts receivable	(431)	230
Inventories	(221)	75
Prepaid expenses and other assets	(1,893)	(802)
Accounts payable	3,149	3,505
Income taxes	(22)	27
Operating lease assets and liabilities	(649)	4,034
Accrued expenses and other liabilities	(19)	(858)
Net cash provided by operating activities	29,896	8,314
Investing activities
Purchases of property and equipment	(12,965)	(9,887)
Insurance proceeds received for property damage	406	—
Net cash used in investing activities	(12,559)	(9,887)
Financing activities
Proceeds from issuance of long-term debt	—	55,500
Payments on long-term debt	(20,118)	(54,125)
Payments on finance leases	(1,429)	(686)
Debt issuance costs	—	(731)
Stock plan transactions and tax withholding on share-based compensation awards	(481)	(223)
Net cash used in financing activities	(22,028)	(265)
Net decrease in cash and cash equivalents	(4,691)	(1,838)
Cash and cash equivalents
Beginning of period	7,840	10,459
End of period	$3,149	$8,621
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of September 28, 2021, the Company had 450 restaurants system-wide in 29 states, comprised of 374 company-owned restaurants and 76 franchise restaurants. The Company operates its business as one operating and reportable segment.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2021, which ends on December 28, 2021, and fiscal year 2020, which ended on December 29, 2020, both contain 52 weeks. The Company’s fiscal quarter that ended September 28, 2021 is referred to as the third quarter of 2021, and the fiscal quarter ended September 29, 2020 is referred to as the third quarter of 2020.

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

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.
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

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	September 28, 2021	December 29, 2020
Delivery program receivables	$1,592	$1,268
Insurance receivable	—	74
Vendor rebate receivables	752	641
Franchise receivables	715	564
Other receivables	793	881
Accounts receivable	$3,852	$3,428

Prepaid expenses and other assets consist of the following (in thousands):

	September 28, 2021	December 29, 2020
Prepaid insurance	$1,347	$744
Prepaid occupancy related costs	60	884
Other prepaid expenses	3,162	1,092
Other current assets	117	39
Prepaid expenses and other assets	$4,686	$2,759

Property and equipment, net, consists of the following (in thousands):

	September 28, 2021	December 29, 2020
Leasehold improvements	$200,574	$199,782
Furniture, fixtures and equipment	137,311	132,756
Construction in progress	9,195	1,713
	347,080	334,251
Accumulated depreciation and amortization	(225,489)	(211,334)
Property and equipment, net	$121,591	$122,917

Accrued payroll and benefits consist of the following (in thousands):

	September 28, 2021	December 29, 2020
Accrued payroll and related liabilities	$6,243	$6,812
Accrued bonus	5,474	2,364
Insurance liabilities	3,452	3,700
Accrued payroll and benefits	$15,169	$12,876

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 28, 2021	December 29, 2020
Gift card liability	$2,189	$2,551
Occupancy related	2,109	1,322
Utilities	1,412	1,338
Current portion of finance lease liability	1,957	1,800
Accrued interest	316	375
Insurance liabilities	404	398
Other restaurant expense accruals	1,170	1,079
Other corporate expense accruals	2,884	2,769
Accrued expenses and other current liabilities	$12,441	$11,632

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

As of September 28, 2021, the Company had $23.7 million of indebtedness (excluding $1.4 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the Second Amended Credit Facility reflecting debt repayments of $20.1 million including $19.6 million on the revolver and $0.5 million on the term loan in the first three quarters of 2021. As of September 28, 2021, the Company had cash on hand of $3.1 million.
The term loan requires principal payments of $187,500 per quarter through the third quarter of 2021, $375,000 per quarter through the third quarter of 2022, $531,250 per quarter through the third quarter of 2023 and $625,000 per quarter thereafter through maturity.

Aggregate maturities for debt outstanding as of September 28, 2021 are as follows (in thousands):

Year 1	$1,500
Year 2	2,125
Year 3	2,500
Year 4	17,563
Total	$23,688

The Company’s outstanding indebtedness bore interest at rates between 3.33% to 3.52% during the first three quarters of 2021.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of September 28, 2021.
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

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of September 28, 2021 and September 29, 2020 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Provision for income taxes	$29	$27	$48	$73
Effective tax rate	0.6%	(27.0)%	0.6%	(0.4)%

The effective tax rate for the third quarter of 2021 and the first three quarters of 2021 reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2021, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

6. Stock-Based Compensation

The Company’s Stock Incentive Plan (the “Plan”), as amended and restated in May of 2013, authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units and incentive bonuses to employees, officers, non-employee directors and other service providers. As of September 28, 2021, approximately 3.0 million share-based awards were available to be granted under the Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Stock-based compensation expense	$1,177	$708	$3,590	$1,960
Capitalized stock-based compensation expense	$11	$12	$45	$50

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Restaurant impairments (1)	$536	$113	$1,216	$2,375
Closure costs (1)	236	(168)	829	345
Loss on disposal of assets and other	354	424	702	1,263
	$1,126	$369	$2,747	$3,983
_____________________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.

The Company impaired one restaurant in the third quarter of 2021 and had no restaurant impairments in the third quarter of 2020. The Company impaired two restaurants in the first three quarters of 2021 and five restaurants in the first three quarters of 2020. Impairment is based on management’s current assessment of the expected future cash flows of a restaurant based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and is determined by comparing the carrying value of restaurant assets to the estimated fair value of the restaurant assets at resale value and the right-of-use asset based on a discounted cash flow analysis utilizing market lease rates. The Company will continue to monitor the impact from the COVID-19 pandemic as it relates to recoverability of long-lived assets. Although the Company has seen an improvement in sales, the Company is unable to predict how long these conditions will persist, what additional measures may be introduced by governments or what effect any such additional measures may have on restaurants and our business. Any measure that encourages consumers to stay in their homes, engage in social distancing or avoid larger gatherings of people for an extended period of time is and has been highly likely to continue to be harmful to the restaurant industry in general.

Closure costs in the third quarter of 2021 and the first three quarters of 2021 include ongoing costs related to restaurants closed in previous years as well as eight company-owned restaurant closures during the first three quarters of 2021. Closure costs in the third quarter and first three quarters of 2020 include ongoing costs related to restaurants closed in previous years as well as three company-owned restaurant closures during the third quarter of 2020. In addition, closure costs were offset by gains resulting from adjustments to liabilities as lease terminations occur. These gains included a total of $0.6 million in the third quarter and first three quarters of 2020.

Loss on disposal of assets and other for the first three quarters of 2021 includes a gain on insurance proceeds from property damage. Loss on disposal of assets and other includes expenses recognized during the first three quarters of 2020 related to the divestiture of company-owned restaurants to a franchisee.

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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Net income (loss)	$4,697	$(127)	$8,403	$(19,440)
Shares:
Basic weighted average shares outstanding	45,635,455	44,358,763	45,414,332	44,238,400
Effect of dilutive securities	747,054	—	720,662	—
Diluted weighted average shares outstanding	46,382,509	44,358,763	46,134,994	44,238,400
Earnings (loss) per share:
Basic earnings (loss) per share	$0.10	$—	$0.19	$(0.44)
Diluted earnings (loss) per share	$0.10	$—	$0.18	$(0.44)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings (loss) per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards or exercise of outstanding warrants that were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive totaled 359,211 and 3,107,448 for the third quarters of 2021 and 2020, respectively, and totaled 479,494 and 3,251,799 for the first three quarters of 2021 and 2020, respectively.

9. Leases
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		September 28, 2021	December 29, 2020
Assets
Operating	Operating lease assets, net	$190,134	$195,618
Finance	Finance lease assets, net (1)	6,924	7,822
Total leased assets		$197,058	$203,440
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$26,757	$26,094
Finance	Current finance lease liabilities (2)	1,957	1,800
Long-term lease liabilities
Operating	Long-term operating lease liabilities	203,589	210,454
Finance	Long-term finance lease liabilities (2)	5,149	6,056
Total lease liabilities		$237,452	$244,404
_____________________
(1)The finance lease assets are included in property and equipment, net in the Condensed Consolidated Balance Sheets.
(2)The current portion of the finance lease liabilities is included in accrued expenses and other current liabilities, and the long-term portion was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.4 million and $0.2 million for the third quarter of 2021 and 2020, and $1.4 million and $0.7 million for the first three quarters of 2021 and 2020, respectively.

During 2020, the onset of the COVID-19 pandemic impacted the Company’s business significantly, including temporary closures of our dining rooms starting in March 2020. During the second and third quarters of 2020, we were able to negotiate with the majority of our landlords to obtain rent abatements, or defer rent amounts due during the second quarter, and in some cases, the periods of the respective lease terms were extended earlier than as proscribed in the lease as part of the rent concessions. In the case where the lease term was extended, we remeasured the remaining consideration in the contract. The total rent that was deferred for lease amendments that have been executed was $4.2 million.

For certain of the Company’s restaurants, the COVID-19 pandemic has had an impact on the underlying asset values. In the first quarter of 2021, the Company recorded a right-of-use asset impairment charge for one restaurant to reduce the carrying value of operating lease assets to its respective estimated fair value. There was no impairment to the Company’s right-of-use assets during the second and third quarters of 2021. In the first three quarters of 2020, we recorded an impairment charge of $0.3 million on the right-of-use assets of one restaurant that was impaired in the second quarter of 2020.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Cash paid for lease liabilities:
Operating leases	$11,285	$14,784	$30,880	$28,358
Finance leases	583	324	1,807	776
	$11,868	$15,108	$32,687	$29,134
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$4,110	$108	$10,806	$10,388
Finance leases	—	545	700	3,387
	$4,110	$653	$11,506	$13,775

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the three quarters ended September 28, 2021 and September 29, 2020 (in thousands):

	September 28, 2021	September 29, 2020
Interest paid (net of amounts capitalized)	$1,163	$1,902
Income taxes paid (refunded)	30	(78)
Purchases of property and equipment accrued in accounts payable	3,777	2,818

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

As of September 28, 2021 and December 29, 2020, the current portion of the gift card liability, $2.2 million and $2.6 million, respectively, was included in accrued expenses and other current liabilities, and the long-term portion, $0.4 million and $0.6 million, respectively, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $0.6 million for both the third quarter of 2021 and 2020, and $2.5 million and $2.8 million for the first three quarters of 2021 and 2020, respectively.

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
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed based upon the Company’s historical redemption patterns. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of September 28, 2021 and December 29, 2020, the deferred revenue related to the rewards was $0.2 million and $0.4 million, respectively, and was included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
12. Commitments and Contingencies

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 28, 2021. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding our ability to navigate the COVID-19 pandemic, projected capital expenditures, the revenue and balance sheet impact of the COVID-19 pandemic, estimated costs associated with our closure of underperforming restaurants, the implementation and results of strategic initiatives and our future financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, the extent, duration and severity of the COVID-19 pandemic; governmental and customer response to the COVID-19 pandemic; other conditions beyond our control such as weather, natural disasters, disease outbreaks, epidemics or pandemics impacting our customers or food supplies; consumer reaction to industry related public health issues and health pandemics and perceptions of food safety, our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including new restaurant initiatives and operational strategies to improve the performance of our restaurant portfolio; our ability to maintain compliance with debt covenants and continue to access financing necessary to execute our business strategy; the success of our marketing efforts; our ability to open new restaurants on schedule; current economic conditions; price and availability of commodities; our ability to adequately staff our restaurants; changes in labor costs; consumer confidence and spending patterns; seasonal factors; and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended December 29, 2020 and those discussed in “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly periods ended March 30, 2021 and June 29, 2021.

Impact of COVID-19 Pandemic on Our Business

The onset of the COVID-19 pandemic resulted in significant disruption to the restaurant industry and adversely affected our business. The greatest impact to our sales and overall financial results was during the initial stages of the pandemic, beginning the third week of March 2020 through the second quarter of 2020. During this period, we temporarily closed nearly all of our dining rooms, driven by local government imposed restrictions in areas where we operate our restaurants and migrated to an almost completely off-premise model. Since the initial disruption, we have seen sequential improvement in our financial performance due in part to our investments in our off-premise and digital channels. In 2021, we have seen further improvement as vaccine availability was more widespread and social distancing restrictions were softened.

The extent of the impact of the COVID-19 pandemic on our operations and financial results, including the impact on labor and the cost and availability of products within our supplier network, depends on future developments and is highly uncertain due to the unknown duration and severity of the outbreak, including the impact of the COVID-19 delta variant. The situation is changing rapidly and future impacts may materialize that are not yet known. As of the date of this filing, substantially all of our restaurants continue to operate, with dining rooms open at varying capacities. We intend to continue to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our team members, customers, suppliers and shareholders.

Recent Trends, Risks and Uncertainties

Revenue. In the third quarter of 2021, system-wide comparable restaurant sales increased 16.3%, comprised of a 15.3% increase for company-owned restaurants and a 21.0% increase for franchise restaurants. Our average unit volumes are trending higher over 2020 and pre-COVID-19 pandemic levels in 2019.

We also believe our comparable sales was aided by impressive digital growth, as evident by our strong brand positioning and ability to meet the needs of today's consumer for great tasting food served conveniently where and when guests want it. However, our ability to retain positive comparable sales depends, among other reasons, on (i) the duration of the COVID-19 pandemic, (ii) limitations imposed by federal, state and local governments with respect to reduced seating capacity in our restaurants and other social distancing measures, (iii) our customers’ future willingness to eat at restaurants, (iv) staffing availability to maintain a normal course of business operations, and (v) macroeconomic conditions and the length of time required for the national and local economies to achieve economic recovery following the crisis. Average unit volume (“AUV”), which normalizes for the impact of temporary restaurant closures, increased year-over-year due to strong off-premise sales, including digital, and growth in dine-in sales as a result of dining rooms reopening.

Recent restaurant openings not in the Company’s comparable restaurant base, many of which offer order ahead drive-thru pick-up windows, continue to perform as a group at the highest sales level of any class of new restaurants in the Company’s history.

Cost of Sales. As a result of the COVID-19 pandemic, we have and expect to continue to incur incremental costs of sales, including the use of additional packaging supplies to support the continued increase in to-go and off-premise orders. Additionally, we have seen a shortage in labor at some of our food suppliers, which in some cases, has resulted in increased costs of food or transportation. Despite these market factors, we have continued to work with our suppliers for ongoing supply chain efficiencies, including adding additional suppliers as necessary, with a goal of maintaining adequate food supply to our restaurants. To date, there has been minimal disruption to cost of goods sold, including the supply of our ingredients, packaging or other sourced materials, though it is possible that more significant disruptions could occur if the COVID-19 pandemic and volatility in the labor markets continue. We are working closely with our distributors and contract manufacturers as the situation evolves. We intend to continue to actively monitor the situation, including the status of our supply chain, to determine the appropriate actions to minimize any supply chain interruptions.

Labor Costs. During the third quarter of 2021, we experienced a reduction in labor availability in some of the markets where we operate, which in some cases resulted in temporary closures of our restaurants, in addition to continued wage inflation within the industry. We were able to mitigate the impact of these market factors through a continued focus on optimizing our hiring process and retaining existing employees. Our focus on labor efficiencies within the restaurant, including a modified labor model to reduce the number of front of house hours, optimized food prep and simplified menu offerings, has mitigated disruption in our cost and availability of labor. Some jurisdictions in which we operate have recently increased their minimum wage and other jurisdictions are considering similar actions. Significant additional government-imposed increases could materially affect our labor costs.

Other Restaurant Operating Costs. We have and expect to continue to incur additional third-party delivery fees resulting from a significant expansion of our use of third-party delivery services due to the COVID-19 pandemic.

Certain Restaurant Closures. We permanently closed eight company-owned restaurants in the first three quarters of 2021. Two of those occurred in the third quarter of 2021, of which one was a relocation. We had one franchise location permanently close in the third quarter of 2021 due to eminent domain. We currently do not anticipate a significant number of permanent restaurant closures in the foreseeable future; however, we may from time to time permanently close certain restaurants, including permanent closures at, or near, the expiration of the leases for these restaurants.

Restaurant Development. In the first three quarters of 2021, we opened four new company-owned restaurants and one franchise restaurant. As of September 28, 2021, we had 374 company-owned restaurants and 76 franchise restaurants in 29 states. Given the Company’s strong financial performance trends, we have incorporated increased unit development into our strategic growth plan for 2021 and beyond with a system-wide unit growth target of at least 8% annually beginning in 2022, quickly reaching 10% annual growth on a path to at least 1,500 units nationwide.

Key Measures We Use to Evaluate Our Performance

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include revenue, average unit volume, comparable restaurant sales, restaurant contribution, restaurant contribution margin, EBITDA and adjusted EBITDA.

Revenue

Revenue includes both restaurant revenue and franchise royalties and fees. Restaurant revenue represents sales of food and beverages in company-owned restaurants. Several factors affect our restaurant revenue in any period, including the number of restaurants in operation and per-restaurant sales. Franchise royalties and fees represent royalty income and initial franchise fees. While we expect that the majority of our revenue and net income growth will be driven by company-owned restaurants, our franchise restaurants remain an important factor impacting our revenue and financial performance.

Seasonal factors cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters, due to reduced winter and holiday traffic, and is typically higher in the second and third quarters. As a result of these factors, as well as the magnitude of the COVID-19 pandemic on particular quarters, our quarterly operating results and comparable restaurant sales may fluctuate significantly.

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

Results of Operations

The following table presents a reconciliation of net income (loss) to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
	(in thousands, unaudited)
Net income (loss)	$4,697	$(127)	$8,403	$(19,440)
Depreciation and amortization	5,571	5,541	16,734	16,273
Interest expense, net	594	822	1,714	2,710
Provision for income taxes	29	27	48	73
EBITDA	$10,891	$6,263	$26,899	$(384)
Restaurant impairments, closure costs and asset disposals (1)	1,126	369	2,747	3,983
Stock-based compensation expense	1,177	708	3,590	1,960
Severance costs	—	365	—	454
Fees and costs related to transactions and other acquisition/disposition costs	—	—	—	162
Adjusted EBITDA	$13,194	$7,705	$33,236	$6,175
_____________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Company-Owned Restaurant Activity
Beginning of period	374	380	378	389
Openings (1)	2	1	4	2
Closures and relocations (1)	(2)	(3)	(8)	(4)
Divestitures (2)	—	—	—	(9)
Restaurants at end of period	374	378	374	378
Franchise Restaurant Activity
Beginning of period	77	76	76	68
Openings	—	—	1	—
Acquisitions (2)	—	—	—	9
Closures	(1)	—	(1)	(1)
Restaurants at end of period	76	76	76	76
Total restaurants	450	454	450	454
_____________________________
(1)We account for relocated restaurants under both restaurant openings and closures and relocations. During the third quarter of 2021, we relocated one restaurant.
(2)Represents nine company-owned restaurants sold to a franchisee in 2020.

Statement of Operations as a Percentage of Revenue

The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
	(unaudited)
Revenue:
Restaurant revenue	98.4%	98.5%	98.4%	98.8%
Franchising royalties and fees, and other	1.6%	1.5%	1.6%	1.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.1%	24.8%	25.0%	25.1%
Labor	30.0%	29.9%	30.5%	32.7%
Occupancy	9.3%	11.2%	9.8%	12.5%
Other restaurant operating costs	17.5%	18.6%	17.7%	18.3%
General and administrative	9.7%	10.2%	10.0%	11.0%
Depreciation and amortization	4.5%	5.2%	4.6%	5.7%
Pre-opening	0.1%	0.2%	0.1%	0.1%
Restaurant impairments, closure costs and asset disposals	0.9%	0.3%	0.8%	1.4%
Total costs and expenses	95.7%	99.3%	97.2%	105.8%
Income (loss) from operations	4.3%	0.7%	2.8%	(5.8)%
Interest expense, net	0.5%	0.8%	0.5%	0.9%
Income (loss) before taxes	3.8%	(0.1)%	2.3%	(6.8)%
Provision for income taxes	—%	—%	—%	—%
Net income (loss)	3.8%	(0.1)%	2.3%	(6.8)%

Third Quarter Ended September 28, 2021 Compared to Third Quarter Ended September 29, 2020

The table below presents our unaudited operating results for the third quarters of 2021 and 2020, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	September 28, 2021	September 29, 2020	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$123,094	$104,413	$18,681	17.9%
Franchising royalties and fees, and other	2,032	1,569	463	29.5%
Total revenue	125,126	105,982	19,144	18.1%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,946	25,900	5,046	19.5%
Labor	36,896	31,264	5,632	18.0%
Occupancy	11,426	11,737	(311)	(2.6)%
Other restaurant operating costs	21,529	19,383	2,146	11.1%
General and administrative	12,187	10,827	1,360	12.6%
Depreciation and amortization	5,571	5,541	30	0.5%
Pre-opening	125	239	(114)	(47.7)%
Restaurant impairments, closure costs and asset disposals	1,126	369	757	205.1%
Total costs and expenses	119,806	105,260	14,546	13.8%
Income from operations	5,320	722	4,598	636.8%
Interest expense, net	594	822	(228)	(27.7)%
Income (loss) before income taxes	4,726	(100)	4,826	*
Provision for income taxes	29	27	2	(7.4)%
Net income (loss)	$4,697	$(127)	$4,824	*
Company-owned:
Average unit volume	$1,377	$1,187	$190	16.0%
Comparable restaurant sales	15.3%	(3.6)%
________________
*Not meaningful.

Revenue

Total revenue increased $19.1 million in the third quarter of 2021, or 18.1%, to $125.1 million, compared to $106.0 million in the third quarter of 2020. This increase was primarily due to sales growth in the comparable restaurant base. System-wide comparable restaurant sales increased 16.3% in the third quarter of 2021 compared to the same period of 2020, comprised of a 15.3% increase at company-owned restaurants and a 21.0% increase at franchise-owned restaurants. The comparable restaurant sales increase in the third quarter of 2021 reflect continued momentum in both digital and in-person channels.
AUV, which normalizes for the impact of temporary restaurant closures, increased year-over-year due to strong off-premise sales, including digital, and growth in dine-in sales as a result of dining rooms reopening.

Cost of Sales

Cost of sales increased by $5.0 million, or 19.5%, in the third quarter of 2021 compared to the same period of 2020, due primarily to the increase in restaurant revenue. As a percentage of restaurant revenue, cost of sales increased to 25.1% in the third quarter of 2021 compared to 24.8% in third quarter of 2020 primarily due to higher commodity pricing partially offset by ongoing supply chain initiatives, increased menu pricing and lower discounting.

Labor Costs

Labor costs increased by $5.6 million, or 18.0%, in the third quarter of 2021 compared to the same period of 2020, due primarily to the increase in restaurant revenue as well as team member bonuses and wage inflation. As a percentage of restaurant revenue, labor costs increased to 30.0% in the third quarter of 2021 from 29.9% in the third quarter of 2020 as a result of increases in incentive compensation and base wage inflation, which was offset by sales leverage on higher average unit volumes and ongoing labor initiatives.

Occupancy Costs

Occupancy costs decreased by $0.3 million, or 2.6%, in the third quarter of 2021 compared to the third quarter of 2020, primarily due to restaurants closed since the beginning of the third quarter of 2020. As a percentage of revenue, occupancy costs decreased to 9.3% in the third quarter of 2021, compared to 11.2% in the third quarter of 2020 as a result of sales leverage.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $2.1 million, or 11.1%, in the third quarter of 2021 compared to the third quarter of 2020, due primarily to the growth in third-party delivery fees due to revenue increases, in addition to increases in repairs and maintenance and utilities. As a percentage of restaurant revenue, other restaurant operating costs decreased to 17.5% in the third quarter of 2021 compared to 18.6% in the third quarter of 2020, due primarily to sales leverage. Third-party delivery fees were 5.3% and 5.5% of total revenue for the third quarters of 2021 and 2020, respectively.

General and Administrative Expense

General and administrative expense increased by $1.4 million, or 12.6% in the third quarter of 2021 compared to the third quarter of 2020, due primarily to increases in incentive compensation including stock-based compensation, partially offset by a decline in severance costs and COVID-19 related sick-pay. Stock-based compensation increased due to higher performance-based compensation, due to significantly improved results. As a percentage of revenue, general and administrative expense decreased to 9.7% in the third quarter of 2021 from 10.2% in the third quarter of 2020.

Depreciation and Amortization

Depreciation and amortization remained relatively flat in the third quarter of 2021 compared to the third quarter of 2020, due primarily to new asset additions for restaurants opened offsetting restaurant closures since the third quarter of 2020. As a percentage of revenue, depreciation and amortization decreased to 4.5% in the third quarter of 2021 from 5.2% in the third quarter of 2020, due primarily to the increase in revenue.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased $0.8 million in the third quarter of 2021 compared to the third quarter of 2020. There was one restaurant impaired in the third quarter of 2021 and no restaurants impaired in the third quarter of 2020.

Interest Expense

Interest expense decreased by $0.2 million in the third quarter of 2021 compared to the third quarter of 2020. The decrease was due to lower average borrowings during the third quarter of 2021 compared to the third quarter of 2020.

Provision for Income Taxes

The effective tax rate for the third quarter of 2021 and for the third quarter of 2020 reflect the impact of the previously recorded valuation allowance. For the remainder of fiscal 2021, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Three Quarters Ended September 28, 2021 Compared to Three Quarters Ended September 29, 2020

The table below presents our unaudited operating results for the first three quarters of 2021 and 2020, and the related period-over-period changes.

	Three Fiscal Quarters Ended		Increase / (Decrease)
	September 28, 2021	September 29, 2020	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$354,553	$283,150	$71,403	25.2%
Franchising royalties and fees, and other	5,799	3,337	2,462	73.8%
Total revenue	360,352	286,487	73,865	25.8%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	88,728	71,124	17,604	24.8%
Labor	108,128	92,632	15,496	16.7%
Occupancy	34,594	35,473	(879)	(2.5)%
Other restaurant operating costs	62,816	51,861	10,955	21.1%
General and administrative	36,094	31,415	4,679	14.9%
Depreciation and amortization	16,734	16,273	461	2.8%
Pre-opening	346	383	(37)	(9.7)%
Restaurant impairments, closure costs and asset disposals	2,747	3,983	(1,236)	(31.0)%
Total costs and expenses	350,187	303,144	47,043	15.5%
Income (loss) from operations	10,165	(16,657)	26,822	*
Interest expense, net	1,714	2,710	(996)	(36.8)%
Income (loss) before income taxes	8,451	(19,367)	27,818	*
Provision for income taxes	48	73	(25)	(34.2)%
Net income (loss)	$8,403	$(19,440)	$27,843	*
Company-owned:
Average unit volumes	$1,298	$1,037	$261	25.2%
Comparable restaurant sales	25.4%	(14.0)%
________________
*Not meaningful.

Revenue

Total revenue increased by $73.9 million, or 25.8%, in the first three quarters of 2021, to $360.4 million compared to $286.5 million in the same period of 2020. This increase was primarily due to the increase in comparable restaurant sales and new restaurant openings, as well as an increase in franchise royalties as a result of royalty relief during the second quarter of 2020.

Comparable restaurant sales increased by 25.4% at company-owned restaurants, increased by 29.4% at franchise-owned restaurants and increased by 26.0% system-wide in the first three quarters of 2021. The comparable restaurant sales improvement in the first three quarters of 2021 was primarily driven by lapping the impact of the COVID-19 pandemic, in addition to the strength of the brand resonating with our guests through a focus on innovative food, digital capabilities, best-in-class off-premise and team member culture as well as continued momentum in both digital and in-person channels.

AUV, which normalizes for the impact of temporary restaurant closures, increased year-over-year due to strong off-premise sales, including digital, and growth in dine-in sales as a result of dining rooms reopening.

Cost of Sales

Cost of sales increased by $17.6 million, or 24.8%, in the first three quarters of 2021 compared to the same period of 2020, due primarily to the increase in restaurant sales. As a percentage of restaurant revenue, cost of sales decreased to 25.0% in the first three quarters of 2021 compared to 25.1% in the first three quarters of 2020, primarily due to increased menu pricing and cost saving initiatives partially offset by increases in certain commodity costs and higher packaging costs.

Labor Costs

Labor costs increased by $15.5 million, or 16.7%, in the first three quarters of 2021 compared to the same period of 2020, due primarily to the increase in restaurant sales in addition to team member bonuses and wage inflation. As a percentage of restaurant revenue, labor costs decreased to 30.5% in the first three quarters of 2021 compared to 32.7% in the first three quarters of 2020. The decrease as a percentage of restaurant revenue was primarily due to leverage on higher sales volumes and labor initiatives, including modifying our labor model to reduce the number of front of house hours in our restaurants.

Occupancy Costs

Occupancy costs decreased by $0.9 million, or 2.5%, in the first three quarters of 2021 compared to the first three quarters of 2020, due primarily to restaurants closed or impaired since the beginning of the third quarter of 2020. As a percentage of revenue, occupancy costs decreased to 9.8% in first three quarters of 2021, compared to 12.5% in the first three quarters of 2020, primarily due to sales leverage.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $11.0 million, or 21.1%, in the first three quarters of 2021 compared to the first three quarters of 2020. As a percentage of restaurant revenue, other restaurant operating costs decreased to 17.7% in the first three quarters of 2021, compared to 18.3% in the first three quarters of 2020, due primarily to higher revenue partially offset by third-party delivery fees and increases in repairs and maintenance and utilities. Third-party delivery fees were 5.4% and 4.8% of total revenue for the first three quarters of 2021 and 2020, respectively.

General and Administrative Expense

General and administrative expense increased by $4.7 million, or 14.9%, in the first three quarters of 2021 compared to the first three quarters of 2020, primarily due to increases in incentive compensation and stock-based compensation due to higher performance-based compensation, due to significantly improved results, partially offset by a decrease in severance costs, COVID-19 emergency sick-pay and marketing expenses. As a percentage of revenue, general and administrative expense decreased to 10.0% in the first three quarters of 2021 compared to 11.0% in the first three quarters of 2020, primarily due to increased revenue.

Depreciation and Amortization

Depreciation and amortization increased by $0.5 million, or 2.8%, in the first three quarters of 2021 compared to the first three quarters of 2020, primarily due to new asset additions. As a percentage of revenue, depreciation and amortization decreased to 4.6% in the first three quarters of 2021, compared to 5.7% in the first three quarters of 2020, due primarily to the increase in revenue.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals decreased by $1.2 million in the first three quarters of 2021 compared to the first three quarters of 2020. The decrease was largely due to less impairment and closure costs during the first three quarters of 2021 as compared to the same period in 2020. There was one restaurant impairment in the first three quarters of 2021 compared to five restaurant impairments in the first three quarters of 2020.

Interest Expense

Interest expense decreased by $1.0 million in the first three quarters of 2021 compared to the same period of 2020. The decrease was mainly due to lower average borrowings in the first three quarters of 2021 compared to the first three quarters of 2020.

Provision for Income Taxes

The effective tax rate for the first three quarters of 2021 and for the first three quarters of 2020 reflect the impact of the previously recorded valuation allowance. For the remainder of fiscal 2021, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax. We estimate the annual effective tax rate for 2021 to be between 0.25% and 1.25%.

Liquidity and Capital Resources

Summary of Cash Flows
As of September 28, 2021, our cash and cash equivalents balance was $3.1 million and the amount available for future borrowings under our Second Amended Credit Facility was $71.8 million.

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

We believe that we will be in compliance with our debt covenants and have sufficient sources of cash to meet our liquidity needs and capital resource requirements for at least the next twelve months, primarily through currently available cash and cash equivalents and cash flows from operations.

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Three Fiscal Quarters Ended
	September 28, 2021	September 29, 2020
Net cash provided by operating activities	$29,896	$8,314
Net cash used in investing activities	(12,559)	(9,887)
Net cash used in financing activities	(22,028)	(265)
Net decrease in cash and cash equivalents	$(4,691)	$(1,838)

Operating Activities

Net cash provided by operating activities increased to $29.9 million in the first three quarters of 2021 from net cash provided by operating activities of $8.3 million in the first three quarters of 2020. The increase in operating cash flows resulted primarily from an increase in net income due to the growth of average unit volumes in our restaurants during the first three quarters of 2021, in addition to a recovery from the initial impacts of the COVID-19 pandemic, as well as working capital changes during the first three quarters of 2021 compared to the prior period of 2020.

Investing Activities

Net cash used in investing activities increased $2.7 million in the first three quarters of 2021 from $9.9 million in the first three quarters of 2020. This increase was primarily due to higher investments in new restaurant openings in the first three quarters of 2021 compared to 2020.

Financing Activities

Net cash used in financing activities was $22.0 million in the first three quarters of 2021 related to repayments on our long-term debt and finance leases. The first three quarters of 2020 included precautionary draws on our revolving credit facility of $55.5 million during the initial onset of the COVID-19 pandemic, partially offset by repayments of $54.1 million and related debt issuance costs, as well as payments on finance leases.

Capital Resources

Future Capital Expenditure Requirements. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants as well as information technology expenses and other general corporate capital expenditures.

We estimate capital expenditures will be approximately $20.0 million to $22.0 million for fiscal year 2021, primarily for the opening of five to seven company-owned restaurants, kitchen equipment initiatives and restaurant maintenance capital. We expect such capital expenditures to be funded by currently available cash and cash equivalents, cash flows from operations and if necessary, undrawn capacity under our revolving credit line.

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

Liquidity. As of September 28, 2021, we had a cash balance of $3.1 million compared to $7.8 million as of December 29, 2020. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and available borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs, new restaurant openings, and capital improvements and maintenance of existing restaurants for at least the next twelve months.

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

As of September 28, 2021, we had $23.7 million of indebtedness (excluding $1.4 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the Second Amended Credit Facility. The term loan requires principal payments of $187,500 per quarter through the third quarter of 2021, $375,000 per quarter through the third quarter of 2022, $531,250 per quarter through the third quarter of 2023 and $625,000 per quarter thereafter through maturity.

Our Second Amended Credit Facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of September 28, 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of September 28, 2021, we had $23.7 million of outstanding borrowings under our credit facility. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.2 million on an annualized basis. There is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, our lenders have the ability to choose an alternative index and we cannot predict what alternative index would be negotiated with our lenders.

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

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage requirements directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of increased wage inflation that affected our results from 2016 through the first three quarters of 2021. We expect wage inflation may continue to affect our results in the near future.

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2021, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II

Item 1. Legal Proceedings

In the normal course of business, we are subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 28, 2021. These matters could affect the operating results of any one financial reporting period when resolved in future periods. We believe that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to our consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than we currently anticipate, could materially adversely affect our business, financial condition, results of operations or cash flows.

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

NOODLES & COMPANY
By:	/s/ CARL LUKACH
Carl Lukach Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	November 9, 2021