Form 10-K
period 2021-12-28
NOODLES & Co
filed 2022-02-24
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 29, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $587.7 million. This amount was calculated based on the closing price of the common stock on June 29, 2021 on the Nasdaq Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of February 18, 2022, there were 45,705,041 shares of the registrant’s Class A common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to its 2022 Annual Meeting of Stockholders, to be held on or about May 10, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K, where so indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

PART I
ITEM 1.    Business
General
Noodles & Company is a restaurant concept offering lunch and dinner within the fast-casual segment of the restaurant industry. Our core offerings include noodle and pasta dishes, staples of many different cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally-inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, salads, soups and appetizers. We believe that we offer our customers value, with per person spend of $11.25. As of December 28, 2021 we operated 448 restaurants in 29 states, which included 372 company locations and 76 franchise locations.
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
Our menu is well suited for off-premise dining occasions in which customers order at our restaurant or online but then eat their meal from the comfort of their home or office. Our menu items travel particularly well, and our digital capabilities as well as the breadth of our menu position the brand well for changing consumer trends around convenience. We also believe that our globally-inspired menu, focused on noodle and pasta dishes, differentiates us from other restaurants. We believe our attributes—global flavors, variety, dishes prepared-to-order and fast service—allow us to compete against multiple segments throughout the restaurant industry and provide us a larger addressable market for lunch and dinner than competitors who focus on a single cuisine. We strive to provide a pleasant dining, pick-up or delivery experience by quickly preparing fresh food with friendly service at a price point we believe is attractive to our customers.

Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as “we,” “us,” “our,” and the “Company” in this report. We refer to our Class A Common Stock, par value $0.01 per share, as our “common stock.”
Our Ongoing Response to the COVID-19 Pandemic
The ongoing global pandemic of the COVID-19 virus and its variants (“COVID-19 pandemic”) has, and is continuing to have, a significant impact on the restaurant industry. Our business has been adversely affected by the COVID-19 pandemic in varying degrees through occasional temporarily closed restaurants and reduced operating hours, disruption in our supply chain and shortages in the labor required to operate our restaurants. We believe we are well positioned to navigate the ongoing challenges associated with the COVID-19 pandemic given our investments in our off-premise and digital channels and the consumer demand for our menu.

The Company continues to prioritize health and safety measures under the advisory of the Centers for Disease Control (“CDC”). Since the onset of the COVID-19 pandemic and during 2021, the Company took several safety measures, including:
•Increased cleaning and sanitizing protocols;
•Incentivizing team members to obtain vaccinations;
•Paid time off for COVID-related illnesses;
•Requirements for wearing of masks by all team members and guests, when locally mandated; and
•Health screening process for all team members before the start of each shift.

Our Concept and Business Strengths
Convenience. Our customers experience the Noodles brand through our company-owned and franchise operated locations, through our website www.noodles.com and through our mobile app. In 2021, approximately 57% of our sales were derived from digital ordering, where guests have the opportunity to select in-restaurant quick pick-up, curbside service or delivery to their home or office. In select restaurants, particularly new locations, we offer the added convenience of order-ahead drive through windows.

We believe that the breadth of ways that consumers can access our brand, the variety inherent in our menu, and how well our food travels is a business strength in relation to consumer trends towards convenience.
Variety. We have purposefully chosen a range of healthy to indulgent dishes to satisfy multiple dietary and lifestyle preferences. Our menu encourages customers to customize their meals to meet their tastes and nutritional preferences with our selection of a variety of fresh vegetables and six proteins. Additionally, customers are able to customize the noodle that their dish is prepared with, including healthy options such as our zucchini noodle (“Zoodles”), cauliflower infused rigatoni (“Caulifloodles”), and gluten free pipette noodles.
All of our dishes are cooked-to-order with fresh, high quality ingredients sourced from our carefully selected suppliers. Our commitment to the freshness of our ingredients is further demonstrated by our use of seasonal ingredients and healthy add-in options such as seasoned tofu. Our culinary team strives to develop new dishes and limited time offerings to further reinforce our brand positioning and regularly provide our customers additional options. Choice and customization has always been a great strength of the brand, and we continue to innovate in ways that allow guests to enjoy the world flavors they know and love, as well as discover new ones with all of the benefits of healthier options. This focus on culinary innovation allows us to prepare and serve high quality food, meet changing consumer trends and acquire new customers. As we add healthy alternatives, we additionally from time to time introduce more classic noodle and pasta dishes, such as our Tortelloni, which we introduced in the Spring of 2021 and was the highest menu mix of any new offering in our Company’s history.
Value. The quality of our food and the welcoming ambiance of our restaurants creates an overall customer experience that we believe is unique and differentiated. Our per person spend is competitive not only within the fast-casual segment, but also within the quick-service segment. We deliver value by combining a family-friendly dining environment with the opportunity to enjoy many dishes containing a variety of fresh ingredients. We also offer kids meals which, at a fixed low price, provide the opportunity for parents to feed their children a balanced meal with sides such as broccoli, applesauce and a smaller portion of our house made rice crispy treat.
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
Consistent with our culture of enhanced customer service, we seek to hire and retain individuals who will deliver prompt, attentive service by engaging customers the moment they enter our restaurants. Our training philosophy empowers both our restaurant managers and team members, also referred to as employees, to add a personal touch when engaging with our customers. Our restaurant managers are critical to our success, as we believe that their entrepreneurial spirit and outreach efforts build our brand in our communities.
Our guests also experience the Noodles brand through our digital platforms, including orders placed on our website or our mobile app, contactless and in-restaurant pick-ups and delivery through our own channels or a third party aggregator. Our multi-channel approach allows us to adapt to potential changes in customer behavior, and has been strengthened by our investments in our off-premise channel, such as our elevated technology capabilities and our quick-pick up counters. Additionally, in the majority of our locations, we provide curbside pick-up available to our guests directly through our mobile app. Finally, the majority of our new locations have incorporated order ahead drive-thru windows to increase our level of convenience.
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
Restaurant initiatives. Our plan to improve our performance includes the following four key strategies:
•Enhancing convenience for our customers. We have meaningfully improved convenience for customers during the past few years. In 2019, we relaunched our digital platform making it easier for guests to navigate our menu and customize their orders. The digital platform introduced a new and improved Noodles Rewards program that incorporates points and tier-based rewards to further customer engagement. We believe there still remains a significant opportunity to enhance our Noodles Rewards program and digital experience for our guests. Additionally, we have reduced friction for off-premise channels by allowing our guests to have their meals delivered curbside by using features on our Noodles app or to use our quick pick-up counter within our locations. Finally, we continue to offer an additional level of convenience for our customers through our third-party delivery program.
•Focusing on our global flavors and menu offerings. We believe that our globally-inspired menu, focused on noodle and pasta dishes, differentiates us from other restaurants. We also believe this global variety, which includes a range of healthy to indulgent dishes that are cooked to order with fresh, high-quality ingredients, remains a competitive strength. We believe we have significant potential to broaden awareness and drive new guests with our zucchini and cauliflower-infused dishes. In addition, we are in development and test of a new healthy based product linguine to further strengthen our healthy offerings. Additionally, we continue to evolve our core offerings to increase the frequency of our loyal guests.

•Improving efficiencies and unit-level margins. The increased demand for off-premise and digital sales has accelerated our ability to optimize our staffing model and vendor efficiencies. We are actively enhancing our supply chain and food preparation procedures to reduce inbound ingredient costs and improve labor efficiency. For example, we have identified several food ingredients that meet our high-quality standards and were already prepared when delivered to restaurants, either sliced, peeled, seasoned or cooked, to reduce labor hour and optimize our pre-service prep processes. Additionally, during 2021 we completed our Kitchen of the Future initiative which improved our sales-based labor model to more efficiently staff our restaurants, optimized scheduling for food preparation and reduced our labor hours from our Noodle Ambassadors who serve as front of house cashiers. The Kitchen of the Future initiative also included the rollout of new steamer equipment into all of our restaurants, which improved cook times and increase labor efficiency. We believe further opportunity exists to optimize our restaurant efficiencies to help offset increases in food and wage inflation.
•Improving manager selection, training and development of our teams. Team member retention is a critical component to our success. We have increased our focus on the selection, training and development of our restaurant teams by implementing certain changes to our restaurant compensation program and an expanded benefits program. Our previous investments in extensive training tools and learning management systems have improved overall training execution, improved employee turnover and encouraged career development within our teams.
Restaurant Portfolio and Franchising
Restaurant Portfolio. As of December 28, 2021, we had 372 company-owned restaurants and 76 franchise restaurants in 29 states. Our restaurants are typically between 2,000 and 2,600 square feet and are located in end-cap, in-line or free-standing locations across a variety of suburban, collegiate and urban markets. We are currently executing a smaller square footage design which largely includes order ahead drive-thru windows as we embed our new operating model into new restaurants. We anticipate that this design will better facilitate future expansion and better meet the needs of the changing consumer experience.
Restaurant Development. In 2021, we initiated a disciplined development pipeline to achieve new unit growth of approximately 8% in 2022, with 10% unit growth thereafter. We anticipate this unit growth to include a combination of both company and franchise development. In 2021, we opened six new company-owned restaurants.

Franchising. As of December 28, 2021, we had 76 franchise units in 16 states operated by 9 franchisees. In 2021, our franchisees opened one restaurant and closed one restaurant. We have a total of nine area developers who have signed development agreements providing for the opening of 68 additional restaurants in their respective territories. Additionally, in January of 2022 we completed the sale of 15 restaurants to a new franchise partner and with a commitment to open 40 additional locations. We expect franchising to be a larger part of our growth strategy in future years. We look for experienced, well-capitalized franchise partners who are able to leverage their existing infrastructure and local knowledge in a manner that benefits both our franchisees and us. We expect to continue to offer development rights in markets where we do not intend to build company-owned restaurants. We may offer such rights to larger developers who commit to open 10 or more units, or to smaller developers who may commit to open fewer restaurants. We do not currently intend to offer single-unit franchises. We believe the strength and attractiveness of our brand will attract experienced and well-capitalized area developers.
Certain Restaurant Closures. We closed twelve company-owned restaurants in 2021, most of which were at or approaching the expiration of their leases or in trade areas that are not as well positioned for current consumer trends. We currently do not anticipate a significant number of restaurant closures for the foreseeable future; however, we may from time to time close or relocate certain restaurants, that are at, or near, the expiration of their leases or in trade areas that are not as well positioned for current consumer trends.
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
Restaurant Management and Employees. Each restaurant typically has a general manager, an assistant general manager, multiple shift managers and team members. We cross-train our employees in an effort to create a depth of competency in our critical restaurant functions. To lead our restaurant management teams, we have area managers (each of whom is responsible for between five and 10 restaurants), as well as regional directors (each of whom is responsible for between approximately 50 and 60 restaurants).
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
•Our Menu Offering. At the heart of our marketing is our ongoing mission to always nourish and inspire every team member, guest and community we serve. We focus some of our marketing efforts on new menu offerings to broaden our appeal to our customers. Most of these marketing efforts are focused on prompt consumer action to directly drive traffic.
•Loyalty Program. Our Noodles Rewards program has more than 4.0 million members and allows us to build a relationship with each guest. The program allows guests to accumulate reward points associated with each purchase that can be redeemed for offers such as free bowls, shareables and delivery. Rewards members are typically the first to learn about new offerings, and in some cases are provided exclusive access to certain menu items, which allows us to build a relationship with each guest.
•Seamless Digital Experiences. Digital properties inclusive of our website and our app, offer guests a differentiated and seamless ordering experience. From exploring and selecting new dishes, to finding the perfect shareable, or redeeming rewards points, our digital experience has been carefully designed to highlight our food without the hassle. The information on or available through our website is not, and should not be considered, a part of this report.

•Digital Marketing. We use targeted digital advertising across all markets spanning email, search, display, social, video and other related channels. This helps to increase top of mind awareness with potential guests and drives frequency, trial and guest spend. We leverage zero and first party data to drive effective and efficient advertising spend, ensuring we are improving the return on our investment. In addition, digital advertising provides us with the opportunity to promote specific product categories, highlight convenient off-premise offerings such as curbside and direct delivery and encourage consumer action, resulting in immediate increases in our customer traffic and long-term customer loyalty.
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
Oversight and Management. We recognize the diversity of our team members, guests and communities, and believe in creating an inclusive and equitable environment that represents a broad spectrum of backgrounds and cultures. Working under these principles, our Human Resources department is tasked with managing employment-related matters, including recruiting and hiring, onboarding and training, compensation and benefit planning, performance management and talent development. Our management and cross-functional teams also work closely to evaluate human capital management issues such as team member retention, workplace safety, harassment and bullying, as well as to implement measures to mitigate these risks.

Our Board of Directors and Board committees provide oversight on certain human capital matters as part of their overall engagement in our Environmental, Social and Governance practices. Our Compensation Committee, with input from members of our management and a third party compensation consultant who provides benchmarked data, has responsibility for administering and approving annually certain elements of compensation, including our incentive compensation plans and equity-based plans. Management provides input into the design of our incentive compensation programs to ensure that these programs support the Company’s business objectives and strategic priorities. The annual business plan initially established by our management, but approved by our Board, is an important element of our Compensation Committee’s decision-making process for performance measures and goals.

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

•Family Planning. We also support team members growing families by offering six weeks of paid paternity leave and surrogacy and adoption assistance for qualifying team members of up to $10,000. This is in addition to our exceptional phase-in and phase-out maternity leave which includes 100% pay for a reduced schedule during the four weeks before and after the arrival of a child.

•Tuition. We offer tuition assistance for all team members and their immediate family to help families meet their educational goals and career aspirations.
We are continually focused on how we can offer the best workplace in our industry and we are proud of these benefits that honor our commitment to inclusion and diversity. We released our first Nourish & Inspire impact report in October of 2021 detailing the progress we have made across four important areas of our business: food, people, planet, and community,
As of December 28, 2021, we had approximately 8,000 employees, including approximately 600 salaried employees and approximately 7,400 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.

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
Seasonality/Quarterly Financial Information
Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters, due to reduced winter and holiday traffic, and higher in the second and third quarters. Other factors also have a seasonal effect on our results. For example, restaurants located near colleges and universities generally do more business during the academic year. Seasonal factors, however, might be moderated or outweighed by other factors that may influence our quarterly results, such as worldwide health pandemics, fluctuations in food or packaging costs, or the timing of menu price increases or promotional activities and other marketing initiatives.
Our quarterly results are also affected by other factors such as the amount and timing of non-cash stock-based compensation expense and related tax rate impacts, impairment charges and non-operating costs, timing of marketing or promotional expenses, the number and timing of new restaurants opened in a quarter, and closure of restaurants. New restaurants typically have higher operating costs following opening because of the expenses associated with their opening and operating inefficiencies in the months immediately following opening. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

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

The novel coronavirus (COVID-19) pandemic, and restrictions imposed by federal, state and local governments in response to the outbreak, have disrupted and is expected to continue to disrupt our business. Beginning in 2020, and on an ongoing basis as variants of COVID-19 have become more widely spread, Centers for Disease Control (“CDC”) guidance and in some cases, government imposed restrictions required individuals located in many areas where we operate our restaurants to practice social distancing, wear face covering in our restaurants, self-quarantine for a specific duration if exposed to a confirmed positive individual, limit gathering in groups and/or “stay home” except for “essential” purposes. In response to the COVID-19 pandemic, government restrictions and CDC guidance, we have in certain situations been required to temporarily close some of our restaurants, restrict the use of many of our dining rooms while still offering takeout and delivery, and/or implement modified work hours. The mobility restrictions, the impact on staffing levels at our restaurants and in some cases the availability and increase in cost for our vendors to supply food to our restaurants caused by the COVID-19 pandemic have adversely affected and are expected to continue to adversely affect our financial condition or operating results. Even as, and when the infection rates for COVID-19 subside, guests may still be reluctant to return to in-restaurant dining, our team members may leave the job market or restaurant industry and our suppliers may continue to face staffing or cost pressures.

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
•Reductions in the supply of restaurant industry labor, which could result in temporarily closed restaurants or an increase in wages to remain competitive;
•The ability for our vendors and suppliers to provide food ingredients may be more restricted, even if under contractual obligation, which could result in delays or increased food cost;
•The ability for our franchisees to have the financial capacity to pay their franchise royalty fee obligations that we have historically received. Throughout the pandemic, we have worked with our franchisees to support their financial liquidity during this period of uncertainty. For a period of time, we granted deferral of certain royalties, information technology support, and marketing fees earned from franchisees;
•While liquidity has remained strong and improved since the pandemic, an impact on our liquidity, which may require us to pursue additional sources of financing to meet our financial obligations. Obtaining such financing is not guaranteed and is largely dependent upon market conditions and other factors. Further actions may be required to improve our cash position, including but not limited to, further reductions of corporate expenses and foregoing additional capital expenditures and other discretionary expenses;

•An increase in cyber security threats and attempts to breach our security networks as more business and activities have shifted online due to the COVID-19 pandemic restrictions on congregating and physical movements; and
•Uncertainty on the duration of how long the COVID-19 pandemic will last or if hospitalizations and infection rates will ultimately subside, when government restrictions and mandates will be imposed or lifted, or the longer term impact of the COVID-19 pandemic on consumer behavior.

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
Our strategies include improving our menu offerings, such as through the introduction of Zoodles, Caulifloodles and Tortelloni; pursuing off-premise opportunities, for example through our dedicated pick-up shelving, order-ahead drive-thru windows and third-party delivery; improving efficiencies and unit level margins by simplifying operations and introducing new technology and equipment, such as steamers; enhancing our menu structure and layout; and improving manager selection, training and development of our teams. However, customers may not favor new menu offerings or may not find initiatives aimed at off-premise dining appealing, and our efforts to increase our sales growth and improve our offerings may be unsuccessful. Additionally, our operational initiatives may be ineffective at reducing costs or may reduce the quality of the customer experience. Any failure of our new initiatives could materially adversely affect our business, financial condition or results of operations.
Further, we have had, and expect to continue to have, initiatives in various stages of testing, evaluation and implementation, upon which we expect to rely to improve our results of operations and financial condition. Failure to achieve successful implementation of our initiatives could materially adversely affect our business, financial condition or results of operations.
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
The restaurant industry depends on consumer discretionary spending. The United States in general or the specific markets in which we operate have suffered during certain historical periods and in the future may suffer from depressed economic activity, recessionary economic cycles, low consumer confidence as a result of stock market volatility and other reasons, high levels of unemployment, inflation, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumers’ discretionary spending. Traffic in our restaurants could decline if consumers choose to dine out less frequently or reduce the amount they spend on meals while dining out. Negative economic conditions (including negative economic conditions resulting from war, terrorist activities, global economic occurrences or trends or other geo-political events) might cause consumers to make long-term changes to their discretionary spending behavior, including dining out less frequently or dining at lower priced restaurants on an extended or permanent basis. If comparable restaurant sales decrease, our profitability would decline as we spread fixed costs across a lower level of restaurant revenue. Reductions in staff levels, additional asset impairment charges and additional restaurant closures could result from prolonged negative comparable restaurant sales, which could materially adversely affect our business, financial condition or results of operations.
Inflationary pressures may reduce customer demand and/or increase our costs, which may adversely affect our business, financial condition, and operating results.
Inflationary pressures may have broad implications on general market conditions, including decreased consumer confidence, increased cost of consumer credit, higher levels of unemployment and reduced consumer spending and disposable income. Consumers may, as a result, reduce purchases of our products, which may prevent us from achieving our sales targets. Additionally, inflationary pressures may increase our labor and raw material costs, and we may not be able to fully offset such higher costs through price increases. If consumer demand decreases or our costs in increase without a corresponding increase in prices, our business, financial condition, and operating results may be adversely affected.

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
One element of our operational strategy is the opening of new restaurants and operating those restaurants on a profitable basis. In 2021, we opened six company-owned restaurants and closed twelve company-owned restaurants. Our franchisees opened one restaurant and closed one restaurant. We plan to develop a pipeline to support an annual unit growth rate of approximately 8% in 2022, with 10% unit growth thereafter.
Opening new restaurants presents numerous risks and uncertainties. We may not be able to open new restaurants as quickly as planned. In the past, we have experienced delays in opening some restaurants. For example, in the second half of 2021, multiple new restaurants were delayed as a result of reduced availability of construction raw materials and restaurant equipment. Delays or failures in opening new restaurants could occur in the future and could materially adversely affect our business strategy and our expected results.
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
We anticipate our new restaurants may be smaller in terms of square footage and seating than our current restaurants, in accordance with our increased focus on off-premise dining opportunities. We expect that most of our new restaurants will ultimately incorporate order-ahead, drive-thru windows. Customers may react negatively to these features and our re-designed, smaller stores, which could materially adversely affect our business, financial condition or results of operations.
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
New restaurants may not be profitable, and their sales performance may not follow historical patterns. In addition, our average restaurant sales and comparable restaurant sales may underperform our expectations. Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including: consumer awareness, understanding and support of our brand; general economic conditions, local labor costs and availability and prices we pay for the food products and other supplies we use; changes in consumer preferences; competition; temporary and permanent site characteristics of new restaurants; and changes in government regulation.
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
Our success depends on the efforts of our employees and our ability to hire, motivate and retain qualified employees. Conditions during the pandemic have exacerbated the difficulty of successfully hiring and retaining quality employees. There may be a small supply of qualified individuals in some of the communities in which we operate, and competition in these communities for qualified individuals could require us to pay higher wages and provide greater benefits. We devote significant resources to training our employees and strive to reduce turnover in order to keep top performing employees and better realize our investment in training new employees. However, turnover among our restaurant employees may increase. Failure to hire and retain top-performing employees could impact our financial performance by increasing our training and labor costs and reducing the quality of our customers’ experiences.
If we or our franchisees face labor shortages or increased labor costs, our operating results could be adversely affected.
Labor is a primary component in the cost of operating our restaurants and our success depends in part upon our and our franchisees’ ability to control labor costs and attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees. Qualified individuals needed to fill these positions has been and may continue to be in short supply in some geographic areas. In addition, restaurants have traditionally experienced relatively high employee turnover rates relative to other industries. If we encounter labor shortages, we have and may continue to be forced to temporarily close restaurants or reduce store hours, which could result in reduced revenue. In addition, failure to recruit and retain qualified individuals has and may continue to delay the planned openings of new restaurants. If we increased labor costs, whether because of increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs (including costs associated with workers’ compensation and health insurance coverage), our operating expenses could increase.

We may be unable to increase our menu prices in order to pass these increased labor costs on to consumers, in which case our margins would be negatively affected, which could materially and adversely affect our business, financial condition or results of operations. We have taken strategic steps to attempt to make our restaurant operations more labor-efficient, including reconfigured restaurant operations, increased off-premise offerings, and new technology and equipment, but in certain instances these may require initial investment costs and there can be no assurances that these strategies will succeed.

For the reasons cited above, in particular, because of rising wages, our labor costs per person regularly increase year-over-year. In the second half of 2021, labor shortages in certain markets forced us to reduce store hours, and, partially in response to the staffing pressures we observed during the COVID-19 pandemic, we paid one-time appreciation bonuses to our employees. These pressures resulted in a reduction of revenue and a related increase in labor costs, which negatively affected our business in 2021 and may continue to do so in the future.

We may not be successful in executing our franchise strategy.
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

The cyber risks we face range from cyber-attacks common to most industries to attacks that target us due to the confidential consumer information we obtain through our electronic processing of credit and debit card transactions. Like others in our industry, we have experienced many attempts to compromise our information technology and data, including a successful attempt in 2016 that we have discussed in previous filings, and we may experience more attempts in the future. In addition to property and casualty insurance, which may cover restoration of data, certain physical damage or third-party injuries, we have cybersecurity insurance related to a breach event. However, damage and claims arising from such incidents may not be covered or may exceed the amount of any available insurance.

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
In the second half of 2021, certain vendors experienced staffing pressures and raw material availability that impacted their ability to supply and distribute our food ingredients in a timely and cost-effective manner. Despite the disruption within our vendor base, we did not experience a significant financial impact to our business. However, given the uncertainty of the ongoing impact of the COVID-19 pandemic, and supply chain environment, if these pressures on our vendor base continue, our financial condition and business operations could be more severely impacted.
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
Our revenue from digital orders has increased significantly from prior years, especially in response to changing customer habits resulting from the COVID-19 pandemic. In response to this trend, we have promoted our digital business through our rewards program, partnered with third-party delivery companies and are developing new-store concepts with reduced indoor-seating, pick-up shelves, and order-ahead drive-thru windows. However, this growth rate may not be sustainable, or our digital business may decline, especially if safety concerns regarding COVID-19 lessen and consumer preferences shift back to in-person dining. If our digital business does not continue to expand it may be difficult for us to achieve our planned sales growth and utilize our digital-order focused assets.

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
In the second half of 2021, the cost of several of our food ingredients increased as a result of inflation in many commodities, particularly chicken and durum wheat. As a result, specifically for our chicken purchases, we entered into temporary formula pricing contracts with our vendors and were susceptible to fluctuations in the commodities markets. If food inflation in the chicken market or any other food ingredient persists, our financial condition and business operations could be more severely impacted.

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock. Our amended and restated certificate of incorporation authorizes us to issue up to 180,000,000 shares of Class A common stock and Class B common stock. As of December 28, 2021, we have 45,701,280 outstanding shares of Class A common stock and no outstanding shares of Class B common stock. In addition, as of such date, approximately 1,948,239 shares of Class A common stock are issuable upon the exercise of outstanding stock options and the vesting of restricted stock units. Moreover, as of that date, approximately 3.5 million shares of our common stock are available for future grants under our stock incentive plan and for future purchase under our employee stock purchase plan.
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

As a general matter, operating and developing our business requires significant capital. Our credit agreement ends in 2024 and securing access to credit on reasonable terms thereafter will require us to extend or refinance such agreement. In addition, in order to pursue our business and operational strategies, we may need additional sources of liquidity in the future and it may be difficult or impossible at such time to increase our liquidity. Our lenders may not agree to amend our credit agreement at such time to increase our borrowing capacity. Further, our requirements for additional liquidity may coincide with periods during which we are not in compliance with covenants under our credit agreement and our lenders may not agree to further amend our credit agreement to accommodate such non-compliance. Even if we are able to access additional liquidity, agreements governing any borrowing arrangement could contain covenants restricting our operations. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets. In addition, variable-rate borrowings under our credit agreement typically use LIBOR as a benchmark for establishing the rate of interest, and LIBOR is subject to recent regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, on November 30, 2020, ICE Benchmark Administration (“IBA”), indicated that it would consult on its intention to cease publication of most USD LIBOR tenors beyond June 30, 2023. On March 5, 2021, IBA confirmed it would cease publication of Overnight, 1, 3, 6 and 12 Month USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. IBA also intends to cease publishing 1 Week and 2 Month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the New York Fed, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for USD LIBOR. The extended cessation date for most USD LIBOR tenors will allow for more time for existing legacy USD LIBOR contracts to mature and provide additional time to continue to prepare for the transition from LIBOR. At this time, it is not possible to predict the effect any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on us or our borrowing costs.

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
As of December 28, 2021, we and our franchisees operated 448 restaurants in 29 states. Our restaurants are typically between 2,000 and 2,600 square feet and are located in a variety of suburban, collegiate and urban markets. We lease the property for our central support office and all of the properties on which we operate restaurants. The chart below shows the locations of our company-owned and franchised restaurants as of December 28, 2021.

State	Company- owned	Franchised	Total
Arizona	5	—	5
California	16	—	16
Colorado	58	—	58
Connecticut	—	4	4
Florida	—	5	5
Idaho	5	—	5
Illinois	49	5	54
Indiana	21	1	22
Iowa	9	1	10
Kansas	8	—	8
Kentucky	1	4	5
Maryland	23	—	23
Michigan	—	23	23
Minnesota	44	1	45
Missouri	3	7	10
Montana	—	2	2
Nebraska	—	5	5
New York	1	—	1
North Carolina	8	4	12
North Dakota	—	5	5
Ohio	17	—	17
Oregon	6	—	6
Pennsylvania	9	—	9
South Dakota	—	2	2
Tennessee	—	4	4
Utah	16	—	16
Virginia	24	—	24
Washington	2	—	2
Wisconsin	47	3	50
	372	76	448
We are obligated under non-cancelable leases for our restaurants and our central support office. Our restaurant leases generally have initial terms of 10 years with two or more five-year renewal options. Our restaurant leases may require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs.

ITEM 3.    Legal Proceedings
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 28, 2021. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock trades on the Nasdaq Global Select Market under the symbol NDLS. As of February 18, 2022, there were approximately 30 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Purchases of Equity Securities by the Issuer
We had no share repurchases during the fourth quarter of 2021.
Sales of Unregistered Securities by the Issuer
We sold no unregistered securities that have not been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Dividends
No dividends have been declared or paid on our shares of common stock. We do not anticipate paying any cash dividends on any of our shares of common stock in the foreseeable future. We currently intend to retain any earnings to finance the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then-existing conditions, including our earnings, capital requirements, results of operations, financial condition, business prospects and other factors that our Board of Directors considers relevant. Further, our credit facility and warrants each contain provisions that limit our ability to pay dividends on our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Relationships and Related Transactions, and Director Independence” for additional information regarding our financial condition.
ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” This section of the Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons of 2021 to 2020. Discussions of 2019 items and year-to-year comparisons of 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 29, 2020. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1A. “Risk Factors” and elsewhere in this report.
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2021 and 2020, which ended on December 28, 2021 and December 29, 2020, respectively, contained 52 weeks. We refer to our fiscal years as 2021 and 2020. Our fiscal quarters each contained 13 operating weeks.
Overview
Noodles & Company is a restaurant concept offering lunch and dinner within the fast-casual segment of the restaurant industry. We opened our first location in 1995, offering noodle and pasta dishes, staples of many different cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally-inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, soups, salads and appetizers. We believe we offer our customers value with per person spend of approximately $11.25 in 2021.
Impact of COVID-19 Pandemic on Our Business
The ongoing COVID-19 pandemic has had, and is continuing to have, a significant impact on the restaurant industry. Our business has been adversely affected by the COVID-19 pandemic in varying degrees through occasional temporarily closed restaurants and reduced operating hours, disruption in our supply chain and shortages in the labor required to operate our restaurants. We believe we are well positioned to navigate the ongoing challenges associated with the COVID-19 pandemic given our investments in our off-premise and digital channels and the consumer demand for our brand.

The retention as well as health and well-being of our employees and guests continues to remain our top priority. We continue to closely follow the recommendations from the Centers for Disease Control and local health departments. Further, we have incentivized our team members to obtain vaccinations as well as implemented a one-time incentive bonus to our team members. Collectively, these efforts give our employees and guests confidence that we remain dedicated to our commitment to keeping them safe.

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

The ongoing impact of the COVID-19 pandemic on our longer-term operational and financial performance will depend on future developments, including varying levels of government restrictions and continued COVID-19 variants. Many of these future developments are outside of our control and all are highly uncertain and cannot be predicted. As of the date of this filing, substantially all of our restaurants continue to operate, but a restaurant may, from time to time, temporarily close or temporarily reduced operating hours as a result of a reduction in staffing or a confirmed positive COVID-19 individual. While we cannot predict the extent to which the COVID-19 pandemic will impact our business, we intend to continue to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our team members, customers, suppliers and shareholders. For a further discussion of the impacts that the COVID-19 pandemic has had on our financial results refer to the “Results of Operations.”

Recent Trends, Risks and Uncertainties

Comparable Restaurant Sales. In fiscal 2021, system-wide comparable restaurant sales increased 22.1%, comprised of a 21.3% increase for company-owned restaurants and a 27.1% increase for franchise restaurants. These increases were primarily due to the increase in restaurant average unit volumes, including growth in both our digital and in-person channels. In addition, comparable sales growth was the strongest when compared with the initial months of the COVID-19 pandemic in 2020, which was the most severely impacted period. Comparable restaurant sales represent year-over-year sales comparisons for restaurants open for at least 18 full periods. For fiscal years 2021 and 2020, restaurants that were temporarily closed or operating at reduced hours and dining capacity due to the COVID-19 pandemic remained in comparable restaurant sales.
Our full year comparable sales results were impacted by volatility related to the COVID-19 pandemic and staffing challenges in the workforce. However, we believe that the volatility in our sales performance was offset by our strong brand positioning and ability to meet the needs of today's consumer for great tasting healthy food served conveniently where and when guests want it. Our ability to maintain positive comparable sales depends, among other reasons, on (i) the duration of the COVID-19 pandemic, (ii) limitations imposed by federal, state and local governments with respect to mask mandates in our restaurants, (iii) our customers’ future willingness to eat at restaurants and (iv) macroeconomic conditions and the length of time required for the national and local economies to achieve economic recovery following the crisis.
Cost of Sales. As a result of the ongoing COVID-19 pandemic, we have and expect to continue to incur incremental costs of sales, including the use of additional packaging supplies to support the continued increase in to-go and off-premise orders as well as increased ingredient costs. Additionally, we have seen a shortage in labor and raw material availability at some of our food suppliers, which in some cases, has resulted in increased costs of food or transportation. Despite these market factors, we have continued to work with our suppliers for ongoing supply chain efficiencies, including adding additional suppliers as necessary, with a goal of maintaining adequate food supply to our restaurants. To date, there has been minimal disruption to our supply chain network, including the supply of our ingredients, packaging or other sourced materials, though it is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact the markets in which we operate. We are working closely with our distributors and contract manufacturers as the situation evolves. We intend to continue to actively monitor the situation, including the status of our supply chain, to determine the appropriate actions to minimize any interruptions.
Labor Costs. Similar to much of the restaurant industry, our base labor costs have risen in recent years. In 2021, we experienced continued wage inflation as well as a reduction in labor availability in some of the markets where we operate, which in some cases resulted in temporary closures of our restaurants. We were able to partially mitigate the impact of these market factors through a continued focus on optimizing our hiring process and retaining existing employees. In the fourth quarter of 2021, we offered a one-time retention and sign on bonus within our restaurants. Additionally, with the increased adoption of digital ordering from our customers, we modified our labor model to reduce the number of front of house labor hours in our restaurants. Further, changes in market pressure and labor availability could materially affect our labor costs.
Other Restaurant Operating Costs. We have and expect to continue to incur additional third-party delivery fees resulting from a significant expansion of our use of third-party delivery services due to the COVID-19 pandemic.
Restaurant Development. We expect to incorporate increased unit development into our strategic growth plan for 2022 and beyond. We plan to develop a pipeline to support an annual unit growth rate of approximately 8% in 2022, with 10% unit growth thereafter.
In 2021, we opened six company-owned restaurants and closed twelve company-owned restaurants, while our franchisees opened one restaurant and closed one restaurant in 2021. As of December 28, 2021, we had 372 company-owned restaurants and 76 franchise restaurants in 29 states.
Certain Restaurant Closures. We closed twelve and six company-owned restaurants in 2021 and 2020, respectively, most of which were at or approaching the expiration of their leases. We currently do not anticipate significant restaurant closures for the foreseeable future; however, we may from time to time close certain restaurants, including closures at, or near, the expiration of their leases.
Impairment of Long-lived Assets. We impaired six restaurants in 2021 and eight restaurants in 2020 and in 2021, we recognized $0.5 million related to the write down of certain assets related to the sale of 15 company-owned restaurants to a franchisee that closed in January of 2022.

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

Key Measures We Use to Evaluate Our Performance

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include revenue, comparable restaurant sales, average unit volumes (“AUVs”), restaurant contribution, restaurant contribution margin, EBITDA and adjusted EBITDA. Restaurant contribution, restaurant contribution margin, EBITDA and adjusted EBITDA are non-GAAP financial measures.

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
Comparable Restaurant Sales
Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. As of the end of 2021, 2020 and 2019, there were 359, 368 and 383 restaurants, respectively, in our comparable restaurant base for company-owned locations. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded. For fiscal years 2021 and 2020, restaurants that were temporarily closed or operating at reduced hours and dining capacity due to the COVID-19 pandemic remained in comparable restaurant sales. Changes in comparable restaurant sales are generated by changes in traffic, which we calculate as the number of entrées sold, or changes in per-person spend, calculated as sales divided by traffic. Per-person spend can be influenced by changes in menu prices and the mix and number of items sold per person.
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
Average Unit Volumes
AUVs consist of the average annualized sales of all company-owned restaurants for a given time period. AUVs are calculated by dividing restaurant revenue by the number of operating days within each time period and multiplying by the number of operating days we have in a typical year. Based on this calculation, temporarily closed restaurants are excluded from the definition of AUV, however restaurants with temporarily reduced operating hours are included. This measurement allows management to assess changes in consumer traffic and per person spending patterns at our restaurants. In addition to the factors that impact comparable restaurant sales, AUVs can be further impacted by effective real estate site selection and maturity and trends within new markets.
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

EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization, restaurant impairments, closure costs and asset disposals, fees and costs related to transactions and other acquisition/disposition costs, severance costs and stock-based compensation.
We believe that EBITDA and adjusted EBITDA provide clear pictures of our operating results by eliminating certain non-recurring and non-cash expenses that may vary widely from period to period and are not reflective of the underlying business performance.
The presentation of EBITDA and adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or to be superior to, the financial information prepared and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We use these non-GAAP financial measures for financial and operational decision making and as a means to evaluate period-to-period comparisons. We believe that they provide useful information to management and investors about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making.

The following table presents a reconciliation of net income (loss) to EBITDA and adjusted EBITDA:

	Fiscal Year
	2021	2020
	(in thousands)
Net income (loss)	$3,665	$(23,259)
Depreciation and amortization	22,333	21,709
Interest expense, net	2,082	3,146
Provision for income taxes	70	84
EBITDA	$28,150	$1,680
Restaurant impairments, closure costs and asset disposals (1)	5,727	6,540
Fees and costs related to transactions and other acquisition/disposition costs (2)	—	162
Severance costs (3)	—	536
Stock-based compensation expense	4,271	2,554
Adjusted EBITDA	$38,148	$11,472
_____________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. Additionally, 2021 and 2020 include closure costs of twelve and six restaurants, respectively. Fiscal years 2021 and 2020 had $3.4 million and $4.1 million, respectively of impairment charges. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals.
(2)Fiscal year 2020 includes expenses related to refranchising activities.
(3)Severance costs are related to departmental structural changes and the departure of certain executives.

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
Labor Costs
Labor costs include wages, payroll taxes, workers’ compensation expense, benefits and incentives paid to our restaurant teams. Similar to certain other expense items, we expect labor costs to change proportionally as our restaurant revenue changes. Factors that influence fluctuations in our labor costs include minimum wage and payroll tax legislation, wage inflation, the frequency and severity of workers’ compensation claims, health care costs and the performance of our restaurants.
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
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals include the net gain or loss on disposal of long-lived assets related to retirements and replacement of equipment or leasehold improvements, restaurant closures, divestitures and impairment charges.
Interest Expense
Interest expense consists primarily of interest on our outstanding indebtedness and amortization of debt issuance costs over the life of the related debt reduced by capitalized interest.
Provision for Income Taxes
Provision for income taxes consists of federal, state and local taxes on our income.
Restaurant Openings, Closures and Relocations
The following table shows restaurants opened or closed in the years indicated:

	Fiscal Year
	2021	2020
Company-Owned Restaurants
Beginning of period	378	389
Openings (1)	6	4
Divestitures (2)	—	(9)
Closures and relocations	(12)	(6)
End of period	372	378
Franchise Restaurants
Beginning of period	76	68
Openings	1	—
Acquisitions (2)	—	9
Closures	(1)	(1)
End of period	76	76
Total restaurants	448	454
_____________________________
(1)We account for relocated restaurants under both restaurant openings and closures and relocations. During 2021, we relocated one restaurant.
(2)During 2020, we sold nine company-owned restaurants to a franchisee.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Year
	2021	2020
Revenue:
Restaurant revenue	98.4%	98.7%
Franchising royalties and fees, and other	1.6%	1.3%
Total revenue	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	25.2%	25.1%
Labor	31.2%	32.5%
Occupancy	9.8%	12.0%
Other restaurant operating costs	17.9%	18.3%
General and administrative	10.0%	10.9%
Depreciation and amortization	4.7%	5.5%
Pre-opening	0.1%	0.1%
Restaurant impairments, closure costs and asset disposals	1.2%	1.7%
Total costs and expenses	98.8%	105.1%
Income (loss) from operations	1.2%	(5.1)%
Interest expense, net	0.4%	0.8%
Income (loss) before income taxes	0.8%	(5.9)%
Provision for income taxes	*	*
Net income (loss)	0.8%	(5.9)%
_____________
*    Not meaningful.

Fiscal Year 2021 compared to Fiscal Year 2020
The table below presents our operating results for 2021 and 2020, and the related year-over-year changes:

	Fiscal Year		Increase / (Decrease)
	2021	2020	$	%
	(in thousands)
Revenue:
Restaurant revenue	$467,336	$388,480	$78,856	20.3%
Franchising royalties and fees, and other	7,816	5,175	2,641	51.0%
Total revenue	475,152	393,655	81,497	20.7%
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	117,894	97,697	20,197	20.7%
Labor	145,622	126,424	19,198	15.2%
Occupancy	45,956	46,787	(831)	(1.8)%
Other restaurant operating costs	83,603	71,208	12,395	17.4%
General and administrative	47,535	42,876	4,659	10.9%
Depreciation and amortization	22,333	21,709	624	2.9%
Pre-opening	665	443	222	50.1%
Restaurant impairments, closure costs and asset disposals	5,727	6,540	(813)	(12.4)%
Total costs and expenses	469,335	413,684	55,651	13.5%
Income (loss) from operations	5,817	(20,029)	25,846	*
Interest expense, net	2,082	3,146	(1,064)	(33.8)%
Income (loss) before income taxes	3,735	(23,175)	26,910	*
Provision for income taxes	70	84	(14)	(16.7)%
Net income (loss)	$3,665	$(23,259)	$26,924	*
Company-owned:
Average unit volumes	$1,300	$1,064	$236	22.2%
Comparable restaurant sales	21.3%	(11.6)%
_____________
*    Not meaningful.
Revenue
Total revenue increased by $81.5 million, or 20.7%, in 2021 compared to 2020. This increase was primarily due to an increase in traffic and restaurant average unit volumes, including growth in both our digital and in-person channels.
Average unit volumes increased 22.2% to $1.3 million in 2021 compared to $1.1 million in 2020 due to increases in traffic and price. System-wide comparable restaurant sales increased 22.1% in 2021, comprised of a 21.3% increase at company-owned restaurants and a 27.1% increase at franchise-owned restaurants. Comparable sales growth was the strongest when compared with the initial months of the COVID-19 pandemic in 2020, which was the most severely impacted period.
Cost of Sales
Cost of sales increased by $20.2 million, or 20.7%, in 2021 compared to 2020, due primarily to the increase in restaurant revenue. As a percentage of restaurant revenue, cost of sales increased to 25.2% in 2021 from 25.1% in 2020. The increase as a percentage of restaurant revenue was primarily due to higher packaging costs associated with the shift to increased off-premise sales in response to the continued COVID-19 pandemic as well as increases in commodity food costs, mostly offset by menu price increases and cost savings initiatives.

Labor Costs
Labor costs increased by $19.2 million, or 15.2%, in 2021 compared to 2020, due primarily to the increase in restaurant sales in 2021 as well as wage inflation. As a percentage of restaurant revenue, labor costs decreased to 31.2% in 2021 compared to 32.5% in 2020 as a result of the labor efficiency initiatives implemented and labor savings in 2020 from temporarily closing indoor dining, partially offset by wage inflation.
Occupancy Costs
Occupancy costs decreased by $0.8 million, or 1.8%, in 2021 compared to 2020, due primarily to the favorable impact of restaurant closures since the beginning of 2020. As a percentage of restaurant revenue, occupancy costs decreased to 9.8% in 2021 from 12.0% in 2020, due to an increase in restaurant revenue.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $12.4 million, or 17.4%, in 2021 compared to 2020, due primarily to increased third-party delivery fees, increased utility costs, higher credit card fees and higher repairs and maintenance in 2021. As a percentage of restaurant revenue, other restaurant operating costs decreased to 17.9% in 2021 from 18.3% in 2020.
General and Administrative Expense
General and administrative expense increased by $4.7 million, or 10.9%, in 2021 compared to 2020, due primarily to increases in wage and incentive compensation as 2020 included temporary cost reduction measures in response to the COVID-19 pandemic including reduced wage and incentive compensation, travel costs and additional discretionary expenses. The increase was also due to higher travel expenses and other benefits, partially offset by decreases in legal fees and marketing expenses. As a percentage of revenue, general and administrative expense decreased to 10.0% in 2021 compared to 10.9% in 2020, due primarily to the increase in revenue.
Depreciation and Amortization
Depreciation and amortization increased by $0.6 million, or 2.9%, in 2021 compared to 2020, due primarily to new restaurant openings partially offset by restaurants impaired or closed. As a percentage of revenue, depreciation and amortization decreased to 4.7% in 2021 from 5.5% in 2020, due primarily to the increase in restaurant sales as a result of recovering in 2021 from the impact of the COVID-19 pandemic.
Pre-Opening Costs
Pre-opening costs increased $0.2 million in 2021 compared to 2020 due to the increased number of restaurant openings in 2021 compared to 2020.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals decreased by $0.8 million, or 12.4%, in 2021 compared to 2020. In 2021, we recognized $3.4 million of impairment charges on six restaurants. In addition, the assets held for the Warner Sale were written down by $0.5 million. In 2020, we had $4.1 million of impairment charges on eight restaurants. Both periods include ongoing equipment costs for restaurants previously impaired.
Each quarter we evaluate possible impairment of property and equipment at the restaurant level and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. There can be no assurance that such evaluations will not result in additional impairment costs in future periods.
Interest Expense
Interest expense decreased by $1.1 million, or 33.8% in 2021 compared to 2020. The decrease was mainly due to lower average borrowings and a lower average interest rate in 2021 compared to 2020.
Provision for Income Taxes
The effective tax rate was 1.9% in 2021 compared to (0.4)% in 2020. The effective tax rates in 2021 and 2020 are primarily related to changes in indefinite-lived intangibles. We will continue to maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.
Liquidity and Capital Resources
Current Resources
As of December 28, 2021, our available cash and cash equivalents balance was $2.3 million, and $71.8 million was available for future borrowings under our Second Amended Credit Facility (defined below).
On May 9, 2018, we entered into the 2018 Credit Facility which consists of a term loan facility in an aggregate principal amount of $25.0 million and a revolving line of credit of $65.0 million, which included a letter of credit subfacility in the amount of $15.0 million and a swingline subfacility in the amount of $10.0 million.
On November 20, 2019, we amended our 2018 Credit Facility by entering into the First Amendment to Credit Agreement (the “Amendment” or “Amended Credit Facility”). Among other things, the Amendment: (i) extended the maturity date to November 20, 2024; (ii) increased the revolving credit facility from $65.0 million to $75.0 million; (iii) delayed step downs of the Company’s leverage covenant; and (iv) increased the limit on capital expenditures to $37.0 million in 2020 and to $45.0 million in 2021 and each fiscal year thereafter.
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
As of December 28, 2021, we had $22.3 million of indebtedness (excluding $1.3 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the Second Amended Credit Facility. The term loan requires principal payments of $187,500 per quarter through the third quarter of 2021, $375,000 through the third quarter of 2022, $531,250 through the third quarter of 2023 and $625,000 per quarter thereafter through maturity.
Availability of borrowings under the Second Amended Credit Facility is conditioned upon our compliance with the terms of the Amendment, including the financial covenants and other customary affirmative and negative covenants, such as limitations on additional borrowings, acquisitions, dividend payments and lease commitments, and customary representations and warranties. As of December 28, 2021, we were in compliance with all of our debt covenants.
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

Cash Flow Analysis
Cash flows from operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	December 28, 2021	December 29, 2020
	(in thousands)
Net cash provided by operating activities	$36,165	$9,124
Net cash used in investing activities	(18,370)	(10,945)
Net cash used in financing activities	(23,380)	(798)
Net decrease in cash and cash equivalents	$(5,585)	$(2,619)
Operating Activities
Net cash provided by operating activities in 2021 increased $27.0 million compared to 2020. The change in operating cash flows resulted from an increase in net income due to the growth of average unit volumes in our restaurants during 2021, in addition to a recovery from the initial impacts of the COVID-19 pandemic and a return to less volatile working capital changes as the business recovered in 2021.
Investing Activities
Net cash used in investing activities was primarily related to new restaurant capital expenditures for the opening of six and four company-owned restaurants in 2021 and 2020, respectively, as well as information technology expenses and investments in restaurant equipment.
Financing Activities
Net cash used in financing activities was $23.4 million in 2021 largely related to repayments of long-term debt and finance leases.

Material Cash Requirements
Our short-term obligations consist primarily of certain lease and other contractual commitments related to our operations, normal recurring operating expenses, working capital needs, new store development, capital improvements and maintenance of our restaurants, regular interest payments on our debt obligations and certain non-recurring expenditures.
Our long-term obligations consist primarily of certain lease and other contractual commitments related to our operations and principal payments on our outstanding debt obligations. In addition, our growth target for new store development will require capital each year which is expected to be funded by currently available cash and cash equivalents, cash flows from operations and our revolving credit facility.
Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants, as well as information technology expenses and other general corporate capital expenditures.
Our total capital expenditures for 2021 were $18.8 million, and we expect our 2022 capital expenditures to be in the range of $30.0 million to $34.0 million. Our capital expenditures in 2022 are expected to be related to our construction of new restaurants before any reductions for landlord reimbursements, reinvestment in existing restaurants and investments in technology.

Our contractual obligations consist of lease obligations, purchase obligations, long-term debt and other liabilities. See Note 4 Long-Term Debt and Note 12 Leases for further discussion. We are obligated under non-cancelable leases for our restaurants, administrative offices and equipment. In addition to those lease obligations, we have legally binding minimum lease payments for leases signed but not yet commenced amounting to $1.9 million as of December 28, 2021. We enter into various purchase obligations in the ordinary course of business. As of December 28, 2021, our short-term binding purchase obligations amounted to $10.4 million and our long-term binding purchase obligations amounted to $9.1 million. These amounts relate to volume commitments for beverage and food products, as well as binding commitments for the constructions of new restaurants. Our other liabilities of $2.7 million as of December 28, 2021 include expected payments associated with the employer payroll tax deferral under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and our commitment under our non-qualified deferred compensation plan.
We believe that we have sufficient liquidity to meet our liquidity needs and capital resource requirements for at least the next twelve months primarily through currently available cash and cash equivalents, cash flows from operations, and borrowings under the Second Amended Credit Facility. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have up to 30 days to pay our vendors. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth.
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
Impairment of Long-Lived Assets
We review long-lived assets, such as property and equipment, right of use assets and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, overall restaurant operating performance and projections for future performance. These estimates result in a wide range of variability on a year to year basis due to the nature of the criteria. Restaurant-level cash flow less than our internal threshold over the previous 12 periods is considered an indicator of potential impairment. In such situations, we evaluate future undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding the future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment.
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
Leases
We lease all restaurant facilities, office space and certain equipment. Pursuant to FASB Accounting Standards Codification (“ASC”) Topic 842, all operating and finance lease assets and liabilities are recognized on our Consolidated Balance Sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make future lease payments arising from the lease. Operating lease ROU assets and liabilities are recorded at commencement date based on the present value of lease payments over the lease term, which includes options to extend lease terms that are reasonably certain of being exercised. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. As most of our leases do not provide an implicit rate, we use the incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We recognize lease expense for these short-term leases on a straight-line basis over the lease term.
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
Recently Issued Accounting Pronouncements
Refer to Note 1, Business and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements of this report.

ITEM 7A.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of December 28, 2021, $22.3 million in borrowings were outstanding under our Second Amended Credit Facility. An increase or decrease of 1.0% in the effective interest rate applied to our borrowings would have resulted in a pre-tax interest expense fluctuation of approximately $0.2 million on an annualized basis.
Commodity Price Risk
We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors that are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percentage of restaurant revenue.
Inflation
The primary inflationary factors affecting our operations are food costs, labor costs, energy costs and materials used in the construction of new restaurants and maintenance of existing restaurants. Increases in federal, state or local minimum wages directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. In recent years, inflation has not significantly affected our operating results with the exception of increased wage inflation that affected our results from 2019 through 2021. We expect food inflation and wage inflation to affect our results in the near future.

ITEM 8.    Financial Statements and Supplementary Data

Noodles & Company

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Balance Sheets
(in thousands, except share data)

	December 28, 2021	December 29, 2020
Assets
Current assets:
Cash and cash equivalents	$2,255	$7,840
Accounts receivable	3,958	3,428
Inventories	9,404	9,643
Prepaid expenses and other assets	6,837	2,759
Income tax receivable	108	44
Total current assets	22,562	23,714
Property and equipment, net	119,276	122,917
Operating lease assets, net	188,440	195,618
Goodwill	7,154	7,154
Intangibles, net	668	757
Other assets, net	3,359	3,471
Total long-term assets	318,897	329,917
Total assets	$341,459	$353,631
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,543	$6,402
Accrued payroll and benefits	18,600	12,876
Accrued expenses and other current liabilities	13,791	11,632
Current operating lease liabilities	26,617	26,094
Current portion of long-term debt	2,031	1,125
Total current liabilities	76,582	58,129
Long-term debt, net	18,931	40,949
Long-term operating lease liabilities, net	200,243	210,454
Deferred tax liabilities, net	269	240
Other long-term liabilities	7,801	14,160
Total liabilities	303,826	323,932
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of December 28, 2021 and December 29, 2020; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of December 28, 2021 and December 29, 2020; 48,125,151 issued and 45,701,280 outstanding as of December 28, 2021; 46,807,587 issued and 44,383,716 outstanding as of December 29, 2020	481	468
Treasury stock, at cost, 2,423,871 shares as of December 28, 2021 and December 29, 2020, respectively	(35,000)	(35,000)
Additional paid-in capital	207,226	202,970
Accumulated deficit	(135,074)	(138,739)
Total stockholders’ equity	37,633	29,699
Total liabilities and stockholders’ equity	$341,459	$353,631
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year Ended
	December 28, 2021	December 29, 2020	December 31, 2019
Revenue:
Restaurant revenue	$467,336	$388,480	$456,671
Franchising royalties and fees, and other	7,816	5,175	5,740
Total revenue	475,152	393,655	462,411
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	117,894	97,697	117,179
Labor	145,622	126,424	150,565
Occupancy	45,956	46,787	48,863
Other restaurant operating costs	83,603	71,208	66,684
General and administrative	47,535	42,876	43,446
Depreciation and amortization	22,333	21,709	22,086
Pre-opening	665	443	402
Restaurant impairments, closure costs and asset disposals	5,727	6,540	7,747
Total costs and expenses	469,335	413,684	456,972
Income (loss) from operations	5,817	(20,029)	5,439
Loss on extinguishment of debt	—	—	746
Interest expense, net	2,082	3,146	2,942
Income (loss) before income taxes	3,735	(23,175)	1,751
Provision for income taxes	70	84	104
Net income (loss)	$3,665	$(23,259)	$1,647

Earnings (loss) per Class A and Class B common stock, combined
Basic	$0.08	$(0.53)	$0.04
Diluted	$0.08	$(0.53)	$0.04
Weighted average Class A and Class B common stock outstanding, combined
Basic	45,483,029	44,272,474	44,036,947
Diluted	46,125,386	44,272,474	44,976,436
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock(1)		Treasury		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance—January 1, 2019	46,353,309	$464	2,423,871	$(35,000)	$198,352	$(111,135)	$52,681
Stock plan transactions and other	204,625	2	—	—	(254)	—	(252)
Stock-based compensation expense	—	—	—	—	2,487	—	2,487
Cumulative catch-up adjustment for ASC 842	—	—	—	—	—	(5,992)	(5,992)
Net income	—	—	—	—	—	1,647	1,647
Balance—December 31, 2019	46,557,934	466	2,423,871	(35,000)	200,585	(115,480)	50,571
Stock plan transactions and other	249,653	2	—	—	(176)	—	(174)
Stock-based compensation expense	—	—	—	—	2,561	—	2,561
Net loss	—	—	—	—	—	(23,259)	(23,259)
Balance—December 29, 2020	46,807,587	468	2,423,871	(35,000)	202,970	(138,739)	29,699
L Catterton warrants exercised(2)	975,458	10	—	—	(10)	—	—
Stock plan transactions and other	342,106	3	—	—	98	—	101
Stock-based compensation expense	—	—	—	—	4,168	—	4,168
Net income	—	—	—	—	—	3,665	3,665
Balance—December 28, 2021	48,125,151	$481	2,423,871	$(35,000)	$207,226	$(135,074)	$37,633
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.
(2)Refer to Note 8 - Stockholders’ Equity.

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	December 28, 2021	December 29, 2020	December 31, 2019
Operating activities
Net income (loss)	$3,665	$(23,259)	$1,647
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,333	21,709	22,086
Deferred income taxes, net	29	40	68
Restaurant impairments, closure costs and asset disposals	3,538	4,782	7,808
Loss on extinguishment of debt	—	—	746
Amortization of debt issuance costs	444	371	474
Stock-based compensation	4,110	2,497	2,443
Gain on insurance proceeds received for property damage	(406)	(200)	(489)
Changes in operating assets and liabilities:
Accounts receivable	(491)	(392)	(630)
Inventories	(382)	61	(625)
Prepaid expenses and other assets	(492)	(14)	(690)
Accounts payable	4,689	(1,287)	406
Operating lease assets and liabilities	(1,759)	2,847	(2,202)
Income taxes	(64)	59	82
Accrued expenses and other liabilities	951	1,910	(1,064)
Net cash provided by operating activities	36,165	9,124	30,060
Investing activities
Purchases of property and equipment	(18,776)	(11,782)	(17,404)
Franchise restaurant acquisition, net of cash acquired	—	—	(1,387)
Proceeds from disposal of property and equipment	—	—	352
Insurance proceeds received for property damage	406	837	—
Net cash used in investing activities	(18,370)	(10,945)	(18,439)
Financing activities
Proceeds from borrowings on long-term debt	—	55,500	1,917
Payments on long-term debt	(21,556)	(54,313)	(5,875)
Debt issuance costs	—	(731)	(917)
Payment of finance leases	(1,925)	(1,080)	(690)
Stock plan transactions and tax withholding on share-based compensation awards	101	(174)	(252)
Net cash used in financing activities	(23,380)	(798)	(5,817)
Net (decrease) increase in cash and cash equivalents	(5,585)	(2,619)	5,804
Cash and cash equivalents
Beginning of year	7,840	10,459	4,655
End of year	$2,255	$7,840	$10,459
See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies
Business
Noodles & Company (the “Company” or “Noodles & Company”), a Delaware corporation, develops and operates fast-casual restaurants that serve globally-inspired noodle and pasta dishes, soups, salads and appetizers. As of December 28, 2021, the Company had 372 company-owned restaurants and 76 franchise restaurants in 29 states. The Company operates its business as one operating and reportable segment.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2021, 2020 and 2019, which ended on December 28, 2021, December 29, 2020, and December 31, 2019, respectively, each contained 52 weeks.
Risks and Uncertainties
We are subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. The extent of the future impact of the COVID-19 pandemic on the Company’s business is uncertain and difficult to predict. Our operational and financial performance will depend on future developments, including the duration of the outbreak, limitations imposed by federal, state and local governments with respect to reduced seating capacity in our restaurants and other social distancing measures, and our customers’ future willingness to eat at restaurants. Furthermore, several industries have been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause an extended economic recession. All of the effects of the COVID-19 pandemic could have a material adverse effect on our business. Although the ultimate severity of the COVID-19 pandemic is still uncertain at this time, we intend to continue to actively monitor the evolving situation and may take further actions that alter our business operations, as may be required by federal, state or local authorities or that we determine are in the best interests of our team members, customers, suppliers and shareholders.
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
Cash and Cash Equivalents
The Company considers all highly liquid investment instruments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from credit card processors as of December 28, 2021 and December 29, 2020, which are included in cash and cash equivalents, were $1.0 million and $0.9 million, respectively. Additionally, the Company records “book overdrafts” when outstanding checks at year end are in excess of cash and cash equivalents. Such book overdrafts are recorded within accounts payable in the accompanying Consolidated Balance Sheets and within operating activities in the accompanying Consolidated Statements of Cash Flows.
Accounts Receivable
Accounts receivable consists primarily of franchise receivables and vendor rebates, as well insurance receivables and other miscellaneous receivables arising from the normal course of business. The Company believes all amounts to be collectible and does not have a history of losses. Accordingly, no allowance for doubtful accounts has been recorded as of December 28, 2021 or December 29, 2020.
Inventories

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories consist of food, beverages, supplies and smallwares, and are stated at the lower of cost (first-in, first-out method) or net realizable value. Smallwares inventory, which consist of the plates, silverware and cooking utensils used in the restaurants, are frequently replaced and are therefore considered current assets. Replacement costs of smallwares inventory are recorded as other restaurant operating costs in the Consolidated Statements of Operations and are expensed as incurred. As of December 28, 2021 and December 29, 2020, smallwares inventory of $6.3 million and $6.6 million, was included in the accompanying Consolidated Balance Sheets.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Expenditures for major renewals and improvements are capitalized, while expenditures for minor replacements and maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term, which generally includes option periods that are reasonably certain to be exercised. Depreciation and amortization expense on property and equipment, including assets recorded as finance leases, was $22.3 million, $21.6 million and $22.0 million in 2021, 2020 and 2019, respectively.
The estimated useful lives for property and equipment are:

Property and Equipment	Estimated Useful Lives
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture and fixtures	3 to 15 years
Equipment	3 to 7 years
The Company capitalizes internal payroll and payroll-related costs directly related to the successful acquisition, development, design and construction of its new restaurants. Capitalized internal costs were $0.2 million, $0.2 million and $0.4 million in 2021, 2020 and 2019, respectively. Interest incurred on funds used to construct company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $0.3 million, $0.2 million and $0.3 million in 2021, 2020 and 2019, respectively.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill is not subject to amortization, but instead is tested for impairment at least annually (or more often, if necessary) as of the first day of the Company’s fourth fiscal quarter.
Goodwill is evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit. In 2021, 2020 and 2019, the Company performed a qualitative impairment assessment. Under this approach, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If after performing the qualitative assessment, the Company determines there is less than a 50 percent chance that the fair value of its reporting unit is less than its carrying amount, then performing the two-step test is unnecessary. Based on the qualitative assessment performed, management did not believe that it is more likely than not that the Company’s goodwill has been impaired.
Based on the Company’s analysis, no impairment charges were recognized on goodwill in 2021, 2020 or 2019.
Intangibles, net
Intangibles, net consists primarily of reacquired franchise rights and trademarks. The Company amortizes the fair value of reacquired franchise rights over the remaining contractual terms of the reacquired franchise area development agreements at the time of acquisition, which ranged from approximately four years to 11 years as of December 28, 2021. Trademark rights are considered indefinite-lived intangible assets, the carrying value of which are analyzed for impairment at least annually (or more often, if necessary).

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Estimates of future cash flows are based on the Company’s experience and knowledge of local operations. During 2021, 2020 and 2019, the Company recorded impairment charges of certain long-lived assets which are included in restaurant impairments, closure costs and asset disposals in the Consolidated Statements of Operations. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals. Fair value of the restaurant assets was determined using Level 3 inputs (as described in Note 5, Fair Value Measurements).
Debt Issuance Costs
Certain fees and costs incurred to obtain long-term financing are capitalized and included as a reduction in the net carrying value of long-term debt, net of accumulated amortization. These costs are amortized to interest expense over the term of the related debt. When debt is extinguished prior to its maturity date, the amortization of the remaining unamortized debt issuance costs, or pro-rata portion thereof, is charged to loss on extinguishment of debt. Debt issuance costs of $1.3 million and $1.7 million, net of accumulated amortization, as of December 28, 2021 and December 29, 2020, respectively, are included as a reduction of long-term debt in the Consolidated Balance Sheets.
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
As of December 28, 2021, December 29, 2020 and December 31, 2019, there were 76, 76 and 68 franchise restaurants in operation, respectively. Franchisees opened one restaurant in 2021 and one restaurant in 2019. Franchisees closed one restaurant in 2021, one restaurant in 2020 and two restaurants in 2019. Franchisees acquired nine company-owned locations in 2020 and five locations in 2019. Franchisees did not open any restaurants in 2020.
Pre-Opening Costs
Pre-opening costs, including rent, wages, benefits and travel for the training and opening teams, food, beverage and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred and were $7.7 million, $7.9 million and $6.1 million in 2021, 2020 and 2019, respectively. These costs are included in restaurant operating costs, general and administrative expenses and pre-opening costs based on the nature of the advertising and marketing costs incurred.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 was issued as a means to reduce the complexity of accounting for income taxes for those entities that fall within the scope of the accounting standard.  This guidance is effective for public companies for annual reporting periods beginning after December 15, 2020 and interim periods within those reporting periods. Interim period adoption is permitted. The guidance is to be applied using a prospective method, excluding amendments related to franchise taxes, which should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of ASU 2019-12 did not have a material impact to the Company’s consolidated financial statements.
2. Supplemental Financial Information
Accounts receivable consist of the following (in thousands):

	2021	2020
Delivery program receivables	$1,467	$1,268
Vendor rebate receivables	695	641
Insurance receivable	—	74
Franchise receivables	644	564
Other receivables	1,152	881
Accounts receivable	$3,958	$3,428

Prepaid expenses and other assets consist of the following (in thousands):

	2021	2020
Prepaid occupancy related costs	$73	$884
Prepaid insurance	853	744
Current assets held for sale	3,514	—
Prepaid expenses	2,272	1,092
Other current assets	125	39
Prepaid expenses and other assets	$6,837	$2,759

Property and equipment, net, consist of the following (in thousands):

	2021	2020
Leasehold improvements	$197,722	$199,782
Furniture, fixtures and equipment	140,698	132,756
Construction in progress	6,306	1,713
	344,726	334,251
Accumulated depreciation and amortization	(225,450)	(211,334)
Property and equipment, net	$119,276	$122,917

Accrued payroll and benefits consist of the following (in thousands):

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2021	2020
Accrued payroll and related liabilities	$9,851	$6,812
Accrued bonus	5,078	2,364
Insurance liabilities	3,671	3,700
Accrued payroll and benefits	$18,600	$12,876

Accrued expenses and other current liabilities consist of the following (in thousands):

	2021	2020
Gift card liability	$2,850	$2,551
Occupancy related	1,615	1,322
Utilities	1,302	1,338
Current portion of finance lease liability	1,956	1,800
Liabilities held for sale	1,671	—
Accrued interest	271	375
Insurance liabilities	393	398
Other restaurant expense accruals	995	1,079
Other corporate expense accruals	2,738	2,769
Accrued expenses and other current liabilities	$13,791	$11,632

Assets and Liabilities Held for Sale
In November 2021, the Company entered into a definitive agreement to sell fifteen restaurants to a new franchisee (“Warner Sale”). In January 2022, the Company closed the Warner Sale. The assets and liabilities associated with the Warner Sale have been recorded in “Prepaid expenses and other assets” and “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets as of December 28, 2021. In addition, the Company recorded a $0.5 million write down of assets related to this transaction during the year ended December 28, 2021, included in "Restaurant impairments, closure costs and asset disposals" on the Consolidated Statements of Operations. The following table presents the carrying amounts of the major classes of assets and liabilities classified as held for sale (in thousands):

2021
Assets
Current assets, total	$2,494
Operating lease assets	1,020
Current assets held for sale	3,514
Liabilities
Operating lease liabilities	1,671
Net assets held for sale	$1,843
3. Goodwill and Intangible Assets
The Company had no goodwill impairment charges in 2021, 2020 or 2019. As of December 28, 2021 and December 29, 2020, the goodwill balance remained at $7.2 million.

The following table presents intangible assets subject to amortization as of December 28, 2021 and December 29, 2020, (in thousands):

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2021	2020
Amortized intangible assets:
Reacquired franchise rights	$933	$992
Accumulated Amortization	(493)	(458)
Amortized intangible assets, net	440	534
Non-amortized intangible assets:
Trademark rights	228	223
Intangibles, net	$668	$757

The estimated aggregate future amortization expense as of December 28, 2021 is as follows, (in thousands):

2022	$67
2023	67
2024	66
2025	66
2026	52
Thereafter	122
$440

No impairment charges were recorded related to non-amortized intangible assets in 2021, 2020 or 2019.

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
As of December 28, 2021, the Company had $22.3 million of indebtedness (excluding $1.3 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the Second Amended Credit Facility. The term loan requires principal payments of $187,500 per quarter through the third quarter of 2021, $375,000 through the third quarter of 2022, $531,250 through the third quarter of 2023 and $625,000 per quarter thereafter through maturity.
Aggregate maturities for debt outstanding as of December 28, 2021 are as follows (in thousands):

Year 1	$2,031
Year 2	2,219
Year 3	18,000
Total	$22,250
The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. As of December 28, 2021, the Company was in compliance with all of its debt covenants.
The Second Amended Credit Facility is secured by a pledge of stock of substantially all of the Company’s subsidiaries and a lien on substantially all of the personal property assets of the Company and its subsidiaries.
The Company’s indebtedness bore interest at a range of 2.38% to 5.5% during 2021. The Company recorded interest expense of $2.1 million, $3.1 million and $2.9 million for 2021, 2020 and 2019, respectively, of which $0.4 million, $0.4 million, and $0.5 million was amortization of debt issuance costs in each of the respective years.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis include items such as property and equipment, operating lease assets, goodwill and other intangible assets. These assets are measured at fair value if determined to be impaired or when acquired. Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of December 28, 2021 and December 29, 2020, are discussed in Note 6, Restaurant Impairments, Closure Costs and Asset Disposals. Assets held for sale are measured at fair value on a non-recurring basis using Level 3 inputs.
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3—Prices or valuation techniques which require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
6. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals for fiscal years 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Restaurant impairments(1)	$3,424	$4,113	$6,218
Closure costs(1)	1,239	535	(54)
Loss on disposal of assets and other	1,064	1,892	1,583
	$5,727	$6,540	$7,747
_____________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. Closure costs in 2019 included a gain on lease remeasurement.
Restaurant Impairments
During 2021, 2020 and 2019, six restaurants, eight restaurants and two restaurants were identified as impaired, respectively. In addition, the assets held for the Warner Sale (discussed in Note 2, Supplemental Financial Information) were written down by $0.5 million. In 2019, the Company also recorded a $3.6 million write down of assets in connection with the sale of nine company-owned restaurants to a franchisee that completed in January of 2020. All periods include ongoing equipment costs for restaurants previously impaired. Impairment is based on management’s current assessment of the expected future cash flows of various restaurants based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and was determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value. The onset of the COVID-19 pandemic during 2020 resulted in significant disruption to the restaurant industry and adversely affected the Company’s business. The extent of the COVID-19 pandemic impact on the Company’s operations depends on future developments and is highly uncertain due to unknown duration and severity of the outbreak. The Company will continue to monitor the impact from the COVID-19 pandemic as it relates to recoverability of long-lived assets.
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
Restaurant Closures
Closure costs during 2021, 2020 and 2019 pertain to ongoing costs of restaurants that closed in previous years, as well as costs related to the closure of twelve, six, and five restaurants, respectively. These closure costs were offset by gains of $0.2 million in 2021, $0.6 million in 2020 and $0.4 million in 2019 resulting from the adjustments to liabilities as lease terminations occur. Closure costs can include fees from real estate advisors and brokers related to terminations of the leases and charges resulting from final adjustments to liabilities as lease terminations occur.
Loss on disposal of assets and other includes expenses related to the divestiture of company-owned restaurants to a franchisee in 2020 and 2019.
7. Income Taxes
The components of the provision for income taxes are as follows for 2021, 2020 and 2019 (in thousands):

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2021	2020	2019
Current tax provision:
Federal	$—	$—	$—
State	41	44	36
	41	44	36
Deferred tax provision:
Federal	23	30	52
State	6	10	16
	29	40	68
Total provision for income taxes	$70	$84	$104
The reconciliation of income tax provision (benefit) that would result from applying the federal statutory rate to pre-tax income as shown in the accompanying Consolidated Statements of Operations is as follows for 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Federal income tax provision (benefit) at federal rate	$784	$(4,867)	$368
State income tax provision (benefit), net of federal tax	162	(1,191)	168
Other permanent differences	(17)	288	327
Tax credits	(1,297)	(390)	(408)
Change in valuation allowance	244	6,104	(913)
Tax rate change	6	(25)	23
Deferred tax asset write-off	207	157	566
Other items, net	(19)	8	(27)
Provision for income taxes	$70	$84	$104
Effective income tax rate	1.9%	(0.4)%	5.9%

The Company’s total deferred tax assets and liabilities are as follows (in thousands):

	2021	2020
Deferred tax assets	$110,098	$111,831
Deferred tax liabilities	(64,603)	(66,551)
Total deferred tax assets	45,495	45,280
Valuation allowance	(45,764)	(45,520)
Net deferred tax liabilities	$(269)	$(240)

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following (in thousands):

	2021	2020
Deferred tax assets (liabilities):
Loss carry forwards	$37,534	$37,852
Deferred franchise revenue	1,128	1,506
Property, equipment and intangible assets	(11,821)	(11,063)
Stock-based compensation	1,676	1,384
Tax credit carry forwards	5,624	4,326
Inventory smallwares	(1,646)	(1,740)
Other accrued expenses	1,154	1,861
Operating lease assets	(51,136)	(53,748)
Operating lease liabilities	61,844	63,799
Other	1,138	1,103
Total net deferred tax assets	45,495	45,280
Valuation allowance	(45,764)	(45,520)
Net deferred tax liabilities	$(269)	$(240)
For the year ended December 28, 2021, the Company determined that it was appropriate to maintain a valuation allowance of $45.8 million against U.S. deferred tax assets due to uncertainty regarding the realizability of future tax benefits. The valuation allowance is recorded against net deferred tax assets, exclusive of indefinite-lived intangibles. During 2019, 2020 and 2021, the Company generated indefinite-lived net operating loss (“NOL”) carry forwards. The Company will maintain the remaining valuation allowance until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit to the effective tax rate.
As of December 28, 2021 and December 29, 2020, NOL carry forwards for federal income tax purposes of approximately $145.0 million and $145.7 million, respectively, were available to offset future taxable income. Of these amounts, $106.8 million is available to offset future taxable income through 2037. Federal NOLs of $38.2 million created during the year ending January 1, 2019 and all subsequent years after can be carried forward indefinitely, but can only offset 80% of future taxable income. The Internal Revenue Code Section 382 generally limits the utilization of NOLs when there is an ownership change. The Company completed an analysis under Section 382 through December 28, 2021 and determined that there isn’t a current year limitation on utilization of tax attributes. Prior to the utilization of NOLs in the future, the Company will determine whether there are any limitations under Section 382. If such a limitation exists, it is possible that a portion of the NOLs may not be available for use before expiration.
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
There were no uncertain tax positions for the years ended December 28, 2021 or December 29, 2020. For federal and state income tax purposes, the Company’s 2017 through 2020 tax years remain open for examination by the authorities under the normal three year statute of limitations. Should the Company utilize any of its U.S. or state NOLs, the tax year to which the original loss relates will remain open to examination.

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
Conversion—Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock.
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
9. Stock-Based Compensation
The Company’s 2010 Stock Incentive Plan (the “Plan”), as amended and restated in May of 2013, authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”) and incentive bonuses to employees, officers, non-employee directors and other service providers. The Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”) or another committee designated by the Board, or in the absence of any such committee, the Board itself (the “administrator”). Stock options are granted at a price determined by the administrator at an exercise price that is not less than the fair market value of the underlying stock on the date of grant. The administrator may also grant SARs and RSUs with terms determined by the administrator in accordance with the Plan. All share-based awards (except for RSUs) granted under the Plan have a life of ten years. Most awards vest ratably over four years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company) under the Plan. At December 28, 2021, approximately 2.9 million share-based awards were available to be granted under the Plan.
Stock-based compensation expense is generally recognized on a straight-line basis over the service period of the awards. In 2021, 2020 and 2019, non-cash stock-based compensation expense of $4.3 million, $2.6 million and $2.4 million, respectively, was included in general and administrative expense. Expense recognized in 2021 was higher than previous years due to the increase in performance share compensation expense as a result of improved Company performance compared to previous years. As of December 28, 2021, there was $6.1 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over 2.6 years.
The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. Expected volatilities are based on the Company’s historical data and implied volatility. The Company uses historical data to estimate expected employee forfeitures of stock options. The expected life of options granted is management’s best estimate using recent and expected transactions. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company did not grant any options in 2021 or 2020.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average assumptions used in the model for the options granted in 2019 were as follows:

2019
Risk-free interest rate	1.8%
Expected term (average in years)	6.2
Expected dividend yield	—
Expected volatility	55.7%
Weighted-average Black-Scholes fair value per share at date of grant	$4.16
The Company has estimated forfeiture rates that average 22% based upon the class of employees receiving stock-based compensation in its calculation of stock-based compensation expense for the year ended December 28, 2021. These estimates are based on historical forfeiture behavior exhibited by employees of the Company.
A summary of aggregate option award activity under the Plan as of December 28, 2021, and changes during the fiscal year then ended is presented below:

	Awards	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (in thousands)
Outstanding—December 29, 2020	939,353	$12.57
Granted	—	—
Forfeited or expired	(64,471)	14.21
Exercised	(91,470)	10.45
Outstanding—December 28, 2021	783,412	$12.26	4.49	$896
Vested and expected to vest	769,558	$12.34	4.44	$872
Exercisable as of December 28, 2021	689,532	$12.81	4.10	$754
_____________
(1)Aggregate intrinsic value represents the amount by which fair value of the Company’s stock exceeds the exercise price of the option as of December 28, 2021.
There were no options granted in the years ended December 28, 2021 or December 29, 2020. The Company had 90,590, 120,349 and 203,254 options that vested during the years ended December 28, 2021, December 29, 2020 and December 31, 2019, respectively. These awards had a total estimated fair value of $1.1 million, $0.8 million, and $1.4 million at the date of vesting for the years ended December 28, 2021, December 29, 2020 and December 31, 2019, respectively.
Performance Stock Units
The Company grants PSUs to its executive officers under the Plan. These PSU awards are earned over a three-year performance period subject to the achievement of certain target performance conditions. The number of shares eligible to vest ranges from 0% to 200%, however no share shall vest if the defined minimum targets are not met. The PSUs granted during fiscal years 2019 to 2021 were based on target performance measures over the Company’s comparable sales growth and Adjusted EBITDA (“Financial PSU”). In 2021, the Company also awarded a total shareholder return based metric (“TSR”), which compares the stock price of the Company’s shares to a group of peer companies.
Each share of the Financial PSU has a fair value equal to the Company’s stock price at the date of grant while the fair value of each share of TSR is determined using a Monte Carlo valuation model. The Financial PSU stock-based compensation expense is recognized during the three-year period and is adjusted for the number of shares that are expected to vest based on the probability of achieving the targeted performance measures. Stock-based compensation expense for TSR awards is recognized straight-line over the term of the award. PSUs remain unvested until the end of the performance period and through the post-vest holding period of three to six months (“vest date”). PSUs are forfeited in the event of termination prior to the vest date. The stock-based compensation expense recognized from the PSUs amounted to $1.5 million and $0.2 million during 2021 and 2019, respectively There was no stock-based compensation expense recognized from the PSUs in 2020.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of the Company’s non-vested restricted share units as of December 28, 2021 and changes during the year then ended is presented below:

	Awards	Weighted- Average Grant Date Fair Value
Outstanding—December 29, 2020	1,155,326	$6.32
Granted	471,926	11.90
Vested	(315,009)	7.10
Forfeited	(147,416)	6.16
Non-vested at December 28, 2021	1,164,827	$8.23
The Company had 315,009 restricted stock units that vested during the year ended December 28, 2021. These units had a total estimated fair value of $3.7 million at the date of vesting for the year ended December 28, 2021.
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
The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	2021	2020	2019
Net income (loss) attributable to common stockholders	$3,665	$(23,259)	$1,647
Shares:
Basic weighted average shares outstanding	45,483,029	44,272,474	44,036,947
Effect of dilutive securities	642,357	—	939,489
Diluted weighted average number of shares outstanding	46,125,386	44,272,474	44,976,436
Earnings (loss) per share:
Basic earnings (loss) per share	$0.08	$(0.53)	$0.04
Diluted earnings (loss) per share	$0.08	$(0.53)	$0.04
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings per share when the effect would be anti-dilutive. Shares issuable on the vesting or exercise of share based awards or exercise of outstanding warrants were excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 503,142, 3,175,472 and 1,513,552 for 2021, 2020 and 2019, respectively.
11. Employee Benefit Plans
Defined Contribution Plan
In October 2003, the Company adopted a defined contribution plan, The Noodles & Company 401(k) Plan (the “401(k) Plan”). Company employees aged 21 or older, are eligible to participate in the 401(k) Plan beginning on the first day of the calendar month following 30 days of employment. Under the provisions of the 401(k) Plan, the Company may, at its discretion, make contributions to the 401(k) Plan. Participants are 100% vested in their own contributions. In 2019, the board of directors authorized matching contributions equal to 25% of the first 4% of compensation that is deferred by the participant. The Company recognized matching contribution expense of $0.3 million, $0.1 million and $0.4 million in 2021, 2020 and 2019, respectively. In 2020, as a result of the impact of the COVID-19 pandemic, the Company temporarily halted the matching contribution. In 2021, the Company reinstated the matching contribution.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Compensation Plan
The Company’s deferred compensation plan, under which compensation deferrals began in 2013, is a non-qualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. To offset its obligation, the Company purchases Company-owned whole-life insurance contracts on certain employees. As of December 28, 2021 and December 29, 2020, $2.5 million and $2.2 million, respectively, were included in other assets, net, which represents the cash surrender value of the associated life insurance policies, and $0.5 million and $0.3 million, respectively, were included in accrued expenses and other current liabilities and other long-term liabilities, which represents the carrying value of the liability for deferred compensation.
Employee Stock Purchase Plan
In 2013, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) under which eligible team members may voluntarily contribute up to 15% of their salaries, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all non-highly compensated employees who have been employed by the Company for at least 30 days prior to the offering period and who are regularly scheduled to work more than 20 hours per week and for more than five months in any calendar year, are eligible to participate in the ESPP which operates in-line with the Company’s fiscal quarters. A total of 750,000 shares of common stock are available for issuance under the ESPP. The Company has issued a total of 226,891 shares under this plan, of which 22,572 shares were issued during 2021. A total of 523,109 shares remain available for future issuance. For 2021, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 0.16% risk-free interest rate; 0.25 years year expected life; expected volatility of 45.8%; and a zero percent dividend yield. The weighted average fair value per share at grant date was $1.92. In 2021, the Company recognized $44,000 of compensation expense related to the ESPP.
12. Leases
The Company leases restaurant facilities, office space and certain equipment that expire on various dates through September 2037. Lease terms for restaurants in traditional shopping centers generally include a base term of 10 years, with options to extend these leases for additional periods of five to 15 years.
The Company’s leases typically contain rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce the right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term. Total rent expense for operating leases for 2021, 2020 and 2019 was approximately $39.1 million, $39.9 million and $40.8 million, respectively.
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

During 2020, the onset of the COVID-19 pandemic impacted the Company’s business significantly, including temporary closures of our dining rooms starting in March 2020. During the second and third quarters of 2020, we were able to negotiate with the majority of our landlords to obtain rent abatements or defer rent amounts due during the second quarter, and in some cases, the periods of the respective lease terms were extended earlier than as proscribed in the lease as part of the rent concessions. In the case where the lease term was extended, we remeasured the remaining consideration in the contract. The total rent that was deferred for lease amendments that has been executed through December 29, 2020 was $4.4 million and $0.3 million was recognized as a reduction to lease expense in fiscal 2020. In addition, the COVID-19 pandemic has had an impact to the

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

underlying asset values for certain of our restaurants. The Company recorded right-of-use asset impairment charges on one restaurant in 2021 and four restaurants in 2020 which reduced the carrying value of operating lease assets to their respective estimated fair value by $0.1 million and $0.5 million, respectively.

Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		2021	2020
Assets
Operating	Operating lease assets, net	$188,440	$195,618
Finance	Property and equipment	6,394	7,822
Total leased assets		$194,834	$203,440
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$26,617	$26,094
Finance	Accrued expenses and other current liabilities	1,956	1,800
Long-term lease liabilities
Operating	Long-term operating lease liabilities	200,243	210,454
Finance	Other long-term liabilities	4,654	6,056
Total lease liabilities		$233,470	$244,404

The components of lease costs are as follows (in thousands):

		Year Ended	Year Ended
Classification		December 28, 2021	December 29, 2020
Operating lease cost	Occupancy, other restaurant operating costs, general and administrative expenses, and pre-opening costs	$39,075	$39,870
	Closure costs, loss on disposals and other	1,598	1,309
Finance lease cost
Amortization of lease assets	Depreciation and amortization	2,128	1,142
Interest on lease liabilities	Interest expense, net	487	163
		43,288	42,484
Sublease income	Franchising royalties and fees, and other	(1,832)	(1,266)
Total lease cost, net		$41,456	$41,218

Future minimum lease payments required under existing leases as of December 28, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2022	$42,403	$2,475	$44,878
2023	42,392	2,100	44,492
2024	40,606	1,898	42,504
2025	39,017	808	39,825
2026	35,690	15	35,705
Thereafter	108,861	21	108,882
Total lease payments	308,969	7,317	316,286
Less: Imputed interest	82,109	707	82,816
Present value of lease liabilities	$226,860	$6,610	$233,470

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating lease payments include $111.4 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $1.9 million of legally binding minimum lease payments for leases signed but not yet commenced.

Lease term and discount rate are as follows:

	December 28, 2021	December 29, 2020
Weighted average remaining lease term (years):
Operating	8.1	8.5
Finance	3.4	4.2
Weighted average discount rate:
Operating	8.2%	8.6%
Finance	6.5%	6.8%

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

Cash paid for lease liabilities:	2021	2020
Operating leases	$42,231	$39,864
Finance leases	2,413	1,240
	$44,644	$41,104
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$15,642	$8,310
Finance leases	701	8,291
	$16,343	$16,601

13. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Consolidated Statements of Cash Flows for 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Interest paid (net of amounts capitalized)	$1,400	$2,500	$2,800
Income taxes paid (refunded)	106	(66)	(98)
Purchases of property and equipment accrued in accounts payable	5,335	891	2,487
14. Commitments and Contingencies
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 28, 2021. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Related Party Transactions
Securities Purchase Agreements
Under the securities purchase agreement with Mill Road Capital II, L.P. (“Mill Road”), if at any time Mill Road owns 10.0% or more of our outstanding common stock, Mill Road has the right to designate one nominee for election to our Board of Directors. If Mill Road’s ownership level falls below 10.0% of our outstanding common stock, Mill Road will no longer have a right to designate a nominee. As of December 28, 2021 and December 29, 2020, Mill Road did not hold a position on the Company’s Board of Directors.
16. Revenue Recognition
Gift Cards
As of December 28, 2021 and December 29, 2020, the current portion of the gift card liability, $2.8 million and $2.6 million, respectively, is included in accrued expenses and other current liabilities, and the long-term portion, $0.6 million and $0.6 million, respectively, is included in other long-term liabilities in the Consolidated Balance Sheets.
Revenue recognized in the Consolidated Statements of Operations for the redemption of gift cards was $3.2 million, $3.5 million and $5.3 million in 2021, 2020 and 2019, respectively. The Company recognized gift card breakage in restaurant revenue of approximately $0.3 million, $0.3 million and $0.4 million in 2021, 2020 and 2019, respectively.
Franchise Fees
Initial fees received from franchisees are recognized as revenue over the term of each respective franchise agreement, which is typically 20 years. The Company recognized revenue of $0.1 million, $0.1 million and $0.2 million in 2021, 2020 and 2019, respectively, related to initial fees from franchisees that were included in the contract liability balance at the beginning of the year. The Company expects to recognize approximately $0.1 million each fiscal year through fiscal 2026 and approximately $0.5 million thereafter related to performance obligations that are unsatisfied as of December 28, 2021.
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. Deferred revenue related to the rewards was $0.4 million as of December 28, 2021 and December 29, 2020, and was included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Noodles & Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Noodles & Company (the Company) as of December 28, 2021 and December 29, 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2021 and December 29, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2022 expressed an unqualified opinion thereon.
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

Impairment of long-lived assets
Description of the Matter
As more fully described in Notes 1 and 6 to the consolidated financial statements, during the year ended December 28, 2021, the Company recorded impairment charges of $3.4 million related to its restaurants. The Company evaluates its long-lived assets, which primarily include property and equipment and right-of-use assets, for impairment whenever events or changes indicate that the carrying amount may not be recoverable. Management groups and evaluates long-lived assets for impairment at the individual restaurant level, which is the lowest level at which independent identifiable cash flows are available. The Company estimates the future undiscounted cash flows expected to be generated by the assets and compares those estimates to the carrying value of the related assets. If the assets are determined to be impaired, they are written down to their fair values.

When indicators of impairment were identified, auditing the Company’s long-lived asset impairment analyses involved subjective auditor judgment in evaluating the expected restaurant revenues included in the future undiscounted cash flows. This assumption is subjective in nature and is affected by expectations about future market or economic conditions for a given store.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s assessment of the projected undiscounted cash flows to be generated by restaurants with indicators of impairment. This included testing controls over management’s review of the significant assumption of future restaurant revenues described above.

To test the significant assumption described above, our audit procedures included, among others, comparing estimated revenue trends to historical results for similar restaurants and evaluating current trends by restaurant and testing the data for completeness and accuracy used in the calculations. We inquired of the Company’s management to understand the business initiatives supporting the revenue assumption in the future cash flows. We performed a sensitivity analysis of the forecasted restaurant revenues to evaluate the change in future undiscounted cash flow estimates that would result from changes in the assumption.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Denver, Colorado
February 23, 2022

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2021 based on the criteria in “Internal Control - Integrated Framework (the 2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2021.

Attestation Report of the Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 28, 2021. This report follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Noodles & Company

Opinion on Internal Control Over Financial Reporting
We have audited Noodles & Company’s internal control over financial reporting as of December 28, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Noodles & Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2021 and December 29, 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2021, and the related notes and our report dated February 23, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Denver, Colorado
February 23, 2022

ITEM 9B.    Other Information

None.

ITEM 9C.    Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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
The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1 - Election of Directors,” “Delinquent Section 16(a) Report,” “Executive Officers,” “Board Committees—Policy Regarding Stockholder Recommendations” and “Board Committees—Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2022 (the “Proxy Statement”).
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
ITEM 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the section entitled “Proposal No. 3 - Ratification of Appointment of Independent Registered Public Accounting Firm for 2022” in the Proxy Statement.

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

3.The Index to Exhibits is incorporated herein by reference and is filed as part of this 10-K.

EXHIBITS

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	333-192402	November 19, 2013	3.1
3.2	Second Amended and Restated Bylaws	8-K	001-35987	August 24, 2015	3.1
4.1	Specimen Stock Certificate	S-1/A	333-188783	June 17, 2013	4.1
4.2	Certificate of Designations for Series A Convertible Preferred Stock	8-K	001-35987	February 9, 2017	4.1
4.3	Form of Warrant to Purchase Class A Common Stock	8-K	001-35987	February 9, 2017	4.2
4.4	Description of Securities	10-K	001-35987	February 26, 2021	4.4
10.1	Noodles & Company Amended and Restated 2010 Stock Incentive Plan	S-1/A	333-188783	June 17, 2013	10.1
10.2	Noodles & Company 2013 Employee Stock Purchase Plan	S-1/A	333-188783	June 17, 2013	10.2
10.5	Credit Agreement, dated May 9, 2018, among Noodles & Company, the other Loan Party thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Lender and the other lenders party thereto	10-Q	001-35987	May 11, 2018	10.1
10.6	First Amendment to Credit Agreement, dated as of November 20, 2019, by and among Noodles & Company, each of the Guarantors signatory thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Issuer and the lenders signatory thereto	8-K	001-35987	November 21, 2019	10.1
10.7	Second Amendment to Credit Agreement dated June 16, 2020, by and among Noodles & Company, each of the Guarantors signatory thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Issuer and the lenders signatory thereto	10-Q	001-35987	June 17, 2020	10.4
10.8	Security Agreement, dated May 9, 2018, by and between Noodles & Company and U.S. Bank National Association, as administrative agent	10-Q	001-35987	May 11, 2018	10.2
10.9	Pledge Agreement, dated May 9, 2018, by and between Noodles & Company and U.S. Bank National Association, as administrative agent	10-Q	001-35987	May 11, 2018	10.3
10.10	Form of Indemnification Agreement by and between Noodles & Company and each of its directors	S-1/A	333-188783	June 17, 2013	10.15

10.11	Form of Area Development Agreement	10-K	001-35987	February 24, 2015	10.9
10.12	Form of Franchise Agreement	10-K	001-35987	February 24, 2015	10.10
10.13	Form of Stock Option Agreement (Nonqualified Stock Options)	10-Q	001-35987	November 9, 2017	10.7
10.14	Form of Restricted Stock Unit Agreement	10-Q	001-35987	November 9, 2017	10.8
10.15	Form of Restricted Stock Unit Agreement for Nonemployee Directors	10-Q	001-35987	November 9, 2017	10.9
10.16	Form of 2018 Performance Restricted Stock Unit Agreement	10-Q	001-35987	July 19, 2018	10.1
10.17	The Executive Nonqualified “Excess” Plan Adoption Agreement, adopted by Noodles & Company on May 16, 2013	S-1/A	333-188783	June 17, 2013	10.22
10.18*	Employment Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	8-K	001-35987	September 25, 2017	10.1
10.19	Letter Agreement, dated February 15, 2017, between Noodles & Company and Mill Road Capital Management LLC	8-K	001-35987	March 14, 2017	10.2
10.20	Securities Purchase Agreement, dated March 13, 2017, between Noodles & Company and Mill Road Capital Management LLC	8-K	001-35987	March 14, 2017	10.1
10.21*	Stock Option Agreement (Nonqualified Stock Options), dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.4
10.22*	Restricted Stock Unit Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.5
10.23*	Restricted Stock Unit Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.6
10.24*	Severance Agreement with Melissa Heidman, dated June 6, 2018	10-K	001-35987	March 15, 2019	10.32
10.25*	Amended and Restated Noodles & Company Compensation Plan for Non-Employee Directors, dated December 12, 2018	10-K	001-35987	March 15, 2019	10.34
10.26*	Compensation Plan for Non-Employee Directors Amended and Restated September 19, 2019	10-Q	001-35987	June 17, 2020	10.2
10.27*	Offer Letter, dated December 4, 2019, between Noodles & Company and Stacey Pool	10-K	001-35987	February 26, 2020	10.34
10.28	Form of 2020 Performance Restricted Stock Unit Agreement	10-K	001-35987	February 26, 2020	10.35
10.29*	Temporary Salary Protection Waiver Letter between Noodles & Company and Dave Boennighausen dated April 1, 2020	10-Q	001-35987	June 17, 2020	10.3

10.30*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	October 29, 2020	10.1
10.31*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Brad West	10-Q	001-35987	October 29, 2020	10.2
10.32*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Stacey Pool	10-Q	001-35987	October 29, 2020	10.3
10.33*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Melissa Heidman	10-Q	001-35987	October 29, 2020	10.4
10.34*	Carl Lukach Employment Agreement	8-K	001-35987	November 2, 2020	10.1
10.35*	Carl Lukach Offer Letter	8-K	001-35987	November 2, 2020	10.2
10.36*	Form of 2021 Performance Restricted Stock Unit Agreement	10-Q	001-35987	April 30, 2021	10.1
10.37*	Employment Agreement, dated August 2, 2021, between Noodles & Company and Kathy Lockhart	10-Q	001-35987	August 4, 2021	10.1
10.38*	Employment Agreement, dated August 2, 2021, between Noodles & Company and Sue Petersen	10-Q	001-35987	August 4, 2021	10.2
10.39*	Employment Agreement, dated July 30, 2021, between Noodles & Company and Corey Kline	10-Q	001-35987	August 4, 2021	10.3
10.40*	Form of 2019 Performance Restricted Stock Unit Agreement					X
21.1	List of Subsidiaries of Noodles & Company					X
23.1	Consent of Ernst & Young LLP					X
24.1	Power of Attorney (included on signature page of this report)					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
_____________
* Management contract or compensatory plan or arrangement.

ITEM 16.    Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2022.

NOODLES & COMPANY

By: /s/ DAVE BOENNIGHAUSEN
Dave Boennighausen
Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Dave Boennighausen or Melissa M. Heidman, or any of them, as such person’s true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen	Director, Chief Executive Officer (principal executive officer)	February 24, 2022
/s/ CARL LUKACH
Carl Lukach	Chief Financial Officer (principal financial officer)	February 24, 2022
/s/ KATHY LOCKHART
Kathy Lockhart	Vice President and Chief Accounting Officer (principal accounting officer)	February 24, 2022
/s/ JEFFREY JONES
Jeffrey Jones	Chairman	February 24, 2022
/s/ ROBERT HARTNETT
Robert Hartnett	Director	February 24, 2022
/s/ MARY EGAN
Mary Egan	Director	February 24, 2022
/s/ DREW MADSEN
Drew Madsen	Director	February 24, 2022
/s/ ELISA SCHREIBER
Elisa Schreiber	Director	February 24, 2022
/s/ SHAWN TAYLOR
Shawn Taylor	Director	February 24, 2022