Form 10-Q
period 2022-03-29
NOODLES & Co
filed 2022-04-28
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2022
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2022
Class A Common Stock, $0.01 par value per share	45,834,723 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 29, 2022	December 28, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,601	$2,255
Accounts receivable	4,425	3,958
Inventories	9,719	9,404
Prepaid expenses and other assets	3,779	6,837
Income tax receivable	107	108
Total current assets	19,631	22,562
Property and equipment, net	122,320	119,276
Operating lease assets, net	186,493	188,440
Goodwill	7,154	7,154
Intangibles, net	654	668
Other assets, net	1,520	3,359
Total long-term assets	318,141	318,897
Total assets	$337,772	$341,459
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,307	$15,543
Accrued payroll and benefits	11,130	18,600
Accrued expenses and other current liabilities	12,209	13,791
Current operating lease liabilities	27,149	26,617
Current portion of long-term debt	1,813	2,031
Total current liabilities	67,608	76,582
Long-term debt, net	32,306	18,931
Long-term operating lease liabilities, net	196,922	200,243
Deferred tax liabilities, net	185	269
Other long-term liabilities	8,706	7,801
Total liabilities	305,727	303,826

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of March 29, 2022 and December 28, 2021; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of March 29, 2022 and December 28, 2021; 48,258,594 issued and 45,834,723 outstanding as of March 29, 2022 and 48,125,151 issued and 45,701,280 outstanding as of December 28, 2021	483	481
Treasury stock, at cost, 2,423,871 shares as of March 29, 2022 and December 28, 2021	(35,000)	(35,000)
Additional paid-in capital	208,065	207,226
Accumulated deficit	(141,503)	(135,074)
Total stockholders’ equity	32,045	37,633
Total liabilities and stockholders’ equity	$337,772	$341,459
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended
	March 29, 2022	March 30, 2021
Revenue:
Restaurant revenue	$109,961	$107,744
Franchising royalties and fees, and other	2,601	1,833
Total revenue	112,562	109,577
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,771	26,977
Labor	35,493	34,306
Occupancy	11,149	11,649
Other restaurant operating costs	21,866	20,205
General and administrative	11,840	10,929
Depreciation and amortization	5,721	5,587
Pre-opening	408	58
Restaurant impairments, closure costs and asset disposals	1,389	1,231
Total costs and expenses	118,637	110,942
Loss from operations	(6,075)	(1,365)
Interest expense, net	437	622
Loss before taxes	(6,512)	(1,987)
Benefit from income taxes	(83)	(10)
Net loss	$(6,429)	$(1,977)
Loss per Class A and Class B common stock, combined
Basic	$(0.14)	$(0.04)
Diluted	$(0.14)	$(0.04)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	45,726,500	45,098,028
Diluted	45,726,500	45,098,028
See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 28, 2021	48,125,151	$481	2,423,871	$(35,000)	$207,226	$(135,074)	$37,633
Stock plan transactions and other	133,443	2	—	—	(301)	—	(299)
Stock-based compensation expense	—	—	—	—	1,140	—	1,140
Net loss	—	—	—	—	—	(6,429)	(6,429)
Balance—March 29, 2022	48,258,594	$483	2,423,871	$(35,000)	$208,065	$(141,503)	$32,045

Balance—December 29, 2020	46,807,587	$468	2,423,871	$(35,000)	$202,970	$(138,739)	$29,699
L Catterton warrants exercised	975,458	10	—	—	(10)	—	—
Stock plan transactions and other	107,443	1	—	—	(336)	—	(335)
Stock-based compensation expense	—	—	—	—	738	—	738
Net loss	—	—	—	—	—	(1,977)	(1,977)
Balance—March 30, 2021	47,890,488	$479	2,423,871	$(35,000)	$203,362	$(140,716)	$28,125
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Fiscal Quarter Ended
	March 29, 2022	March 30, 2021
Operating activities
Net loss	$(6,429)	$(1,977)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,721	5,587
Deferred income taxes	(84)	(10)
Restaurant impairments, closure costs and asset disposals	496	618
Amortization of debt issuance costs	112	111
Stock-based compensation	1,120	720
Changes in operating assets and liabilities:
Accounts receivable	(513)	71
Inventories	(315)	111
Prepaid expenses and other assets	1,378	(717)
Accounts payable	(716)	3,543
Income taxes	1	—
Operating lease assets and liabilities	(826)	(1,412)
Accrued expenses and other liabilities	(6,005)	(2,866)
Net cash (used in) provided by operating activities	(6,060)	3,779
Investing activities
Purchases of property and equipment	(8,412)	(2,733)
Proceeds from restaurant divestitures	1,577	—
Net cash used in investing activities	(6,835)	(2,733)
Financing activities
Net borrowings from swing line loan	3,195	—
Proceeds from borrowings on long-term debt	10,600	—
Payments on long-term debt	(750)	(5,042)
Payments on finance leases	(505)	(392)
Stock plan transactions and tax withholding on share-based compensation awards	(299)	(335)
Net cash provided by (used in) financing activities	12,241	(5,769)
Net decrease in cash and cash equivalents	(654)	(4,723)
Cash and cash equivalents
Beginning of period	2,255	7,840
End of period	$1,601	$3,117
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of March 29, 2022, the Company had 453 restaurants system-wide in 30 states, comprised of 360 company-owned restaurants and 93 franchise restaurants. The Company operates its business as one operating and reportable segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 28, 2021 was derived from audited financial statements. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2021.

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2022, which ends on January 3, 2023 contains 53 weeks and fiscal year 2021, which ended on December 28, 2021, contained 52 weeks. The Company’s fiscal quarter that ended March 29, 2022 is referred to as the first quarter of 2022, and the fiscal quarter ended March 30, 2021 is referred to as the first quarter of 2021.

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

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	March 29, 2022	December 28, 2021
Delivery program receivables	$1,812	$1,467
Vendor rebate receivables	943	695
Franchise receivables	772	644
Other receivables	898	1,152
Accounts receivable	$4,425	$3,958

Prepaid expenses and other assets consist of the following (in thousands):

	March 29, 2022	December 28, 2021
Prepaid insurance	$224	$853
Prepaid occupancy related costs	51	73
Current assets held for sale (1)	—	3,514
Prepaid expenses	3,349	2,272
Other current assets	155	125
Prepaid expenses and other assets	$3,779	$6,837
_____________________________
(1) Current assets held for sale as of December 28, 2021 included assets held in connection with the divestiture of 15 company-owned restaurants to a franchisee (“Warner Sale”) which closed in January 2022.

Property and equipment, net, consists of the following (in thousands):

	March 29, 2022	December 28, 2021
Leasehold improvements	$202,560	$197,722
Furniture, fixtures and equipment	143,023	140,698
Construction in progress	7,411	6,306
	352,994	344,726
Accumulated depreciation and amortization	(230,674)	(225,450)
Property and equipment, net	$122,320	$119,276

Accrued payroll and benefits consist of the following (in thousands):

	March 29, 2022	December 28, 2021
Accrued payroll and related liabilities	$6,990	$9,851
Accrued bonus	1,190	5,078
Insurance liabilities	2,950	3,671
Accrued payroll and benefits	$11,130	$18,600

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 29, 2022	December 28, 2021
Gift card liability	$2,367	$2,850
Occupancy related	1,670	1,615
Utilities	1,181	1,302
Current portion of finance lease liability	2,029	1,956
Liabilities held for sale (1)	—	1,671
Accrued interest	222	271
Insurance liabilities	358	393
Other restaurant expense accruals	1,322	995
Other corporate expense accruals	3,060	2,738
Accrued expenses and other current liabilities	$12,209	$13,791
_____________________________
(1) Liabilities held for sale as of December 28, 2021 included liabilities held in connection with the Warner Sale which closed in January 2022.

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
On June 16, 2020 (the “Effective Date”), the Company amended its First Amended Credit Facility by entering into the Second Amendment to the Credit Agreement (the “Second Amendment” and the First Amended Credit Facility, as amended, or the “Second Amended Credit Facility”). Beginning on the Effective Date and through the third quarter of 2021 (the “Amendment Period”), borrowings under the Second Amended Credit Facility, including the term loan facility, bore interest at LIBOR plus 3.25% per annum. Following the Amendment Period, borrowings bore interest at LIBOR plus a margin of 2.00% to 3.00% per annum, based upon the consolidated total lease-adjusted leverage ratio. Through the end of the first quarter of 2022, the Company continued to use LIBOR. Among other things, the Second Amendment (i) waives the lease-adjusted leverage ratio and fixed charge ratio covenants through the first quarter of 2021; (ii) amends the Company’s lease-adjusted leverage ratio and fixed coverage ratio covenant thresholds beginning in the second quarter of 2021 through the third quarter of 2022 and the first quarter of 2022, respectively; and (iii) limits capital expenditures to $12.0 million in 2020, $12.0 million plus a liquidity-based performance basket up to an additional $12.0 million in 2021, $34.0 million in 2022, $37.0 million in 2023 and $45.0 million annually thereafter.
As of March 29, 2022, the Company had $35.3 million of indebtedness (excluding $1.2 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the Second Amended Credit Facility. As of March 29, 2022, the Company had cash on hand of $1.6 million.
The term loan requires principal payments of $375,000 per quarter through the third quarter of 2022, $531,250 per quarter through the third quarter of 2023 and $625,000 per quarter thereafter through maturity.

Aggregate maturities for debt outstanding as of March 29, 2022 are as follows (in thousands):

Year 1	$1,813
Year 2	2,313
Year 3	31,169
Total	$35,295

The Company’s outstanding indebtedness bore interest at rates between 2.35% to 4.75% during the first quarter of 2022.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of March 29, 2022.
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

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of March 29, 2022 and March 30, 2021 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended
	March 29, 2022	March 30, 2021
Benefit from income taxes	$(83)	$(10)
Effective tax rate	1.3%	0.5%

The effective tax rate for the first quarter of 2022 and the first quarter of 2021 reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2022, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

6. Stock-Based Compensation

The Company’s Stock Incentive Plan (the “Plan”), as amended and restated in May of 2013, authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units and incentive bonuses to employees, officers, non-employee directors and other service providers. As of March 29, 2022, approximately 2.5 million share-based awards were available to be granted under the Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended
	March 29, 2022	March 30, 2021
Stock-based compensation expense	$1,169	$802
Capitalized stock-based compensation expense	$20	$18

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended
	March 29, 2022	March 30, 2021
Restaurant impairments (1)	$106	$502
Closure costs (1)	389	305
Loss on disposal of assets and other	894	424
	$1,389	$1,231
_____________________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.

The Company did not impair any restaurants in the first quarter of 2022 and had one restaurant impairment in the first quarter of 2021. Impairment is based on management’s current assessment of the expected future cash flows of a restaurant based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and is determined by comparing the carrying value of restaurant assets to the estimated fair value of the restaurant assets at resale value and the right-of-use asset based on a discounted cash flow analysis utilizing market lease rates. The Company will continue to monitor the impact from the COVID-19 pandemic as it relates to recoverability of long-lived assets. Although the Company has seen an improvement in sales, the Company is unable to predict how long these conditions will persist, what additional measures may be introduced by governments or what effect any such additional measures may have on restaurants and our business. Any measure that encourages consumers to stay in their homes, engage in social distancing or avoid larger gatherings of people for an extended period of time is and has been highly likely to continue to be harmful to the restaurant industry in general.

Closure costs in the first quarter of 2022 include ongoing costs related to restaurants closed in previous years as well as two company-owned restaurant closures during the first quarter of 2022. Closure costs in the first quarter of 2021 include ongoing costs related to restaurants closed in previous years, as well as six company-owned restaurant closures during the first quarter of 2021.

Loss on disposal of assets and other for the first quarter of 2022 includes expenses related to the divestiture of company-owned restaurants related to the Warner Sale. Both periods include disposals of assets in the normal course of business.

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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended
	March 29, 2022	March 30, 2021
Net loss	$(6,429)	$(1,977)
Shares:
Basic weighted average shares outstanding	45,726,500	45,098,028
Effect of dilutive securities	—	—
Diluted weighted average shares outstanding	45,726,500	45,098,028
Loss per share:
Basic loss per share	$(0.14)	$(0.04)
Diluted loss per share	$(0.14)	$(0.04)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings (loss) per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards or exercise of outstanding warrants that were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive totaled 1,018,962 and 769,732 for the first quarters of 2022 and 2021, respectively.

9. Leases
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		March 29, 2022	December 28, 2021
Assets
Operating	Operating lease assets, net	$186,493	$188,440
Finance	Property and equipment	6,350	6,394
Total leased assets		$192,843	$194,834
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$27,149	$26,617
Finance	Accrued expenses and other current liabilities	2,029	1,956
Long-term lease liabilities
Operating	Long-term operating lease liabilities	196,922	200,243
Finance	Other long-term liabilities	4,572	4,654
Total lease liabilities		$230,672	$233,470

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.8 million and $0.5 million for the first quarter of 2022 and 2021, respectively.

For certain of the Company’s restaurants, the COVID-19 pandemic has had an impact on the underlying asset values. In the first quarter of 2021, the Company recorded a right-of-use asset impairment charge for one restaurant to reduce the carrying value of operating lease assets to its respective estimated fair value. In the first quarters of 2021, we recorded an impairment charge of $0.3 million on the right-of-use assets of one restaurant that was impaired in the first quarter of 2021. There was no impairment to the Company’s right-of-use assets during the first quarter of 2022.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended
	March 29, 2022	March 30, 2021
Cash paid for lease liabilities:
Operating leases	$10,444	$11,666
Finance leases	614	525
	$11,058	$12,191
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$3,832	$573
Finance leases	722	651
	$4,554	$1,224

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the first quarter ended March 29, 2022 and March 30, 2021 (in thousands):

	March 29, 2022	March 30, 2021
Interest paid (net of amounts capitalized)	$245	$709
Income taxes paid (refunded)	1	—
Purchases of property and equipment accrued in accounts payable	5,820	2,398

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

As of March 29, 2022 and December 28, 2021, the current portion of the gift card liability, $2.4 million and $2.9 million, respectively, was included in accrued expenses and other current liabilities, and the long-term portion, $0.6 million and $0.6 million, respectively, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $1.0 million and $1.1 million for the first quarters of 2022 and 2021, respectively.

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
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed based upon the Company’s historical redemption patterns. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of March 29, 2022 and December 28, 2021, the deferred revenue related to the rewards was $0.4 million and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
12. Commitments and Contingencies

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 29, 2022. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

NOODLES & COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as “we,” “us,” “our” and the “Company” in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 28, 2021. We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2022 contains 53 weeks and fiscal year 2021 contains 52 weeks.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding our ability to navigate the COVID-19 pandemic, projected capital expenditures, the revenue and balance sheet impact of the COVID-19 pandemic, estimated costs associated with our closure of underperforming restaurants, the implementation and results of strategic initiatives and our future financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, the extent, duration and severity of the COVID-19 pandemic; governmental and customer response to the COVID-19 pandemic; other conditions beyond our control such as weather, natural disasters, disease outbreaks, epidemics or pandemics impacting our customers or food supplies; consumer reaction to industry related public health issues and health pandemics and perceptions of food safety, our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including new restaurant initiatives and operational strategies to improve the performance of our restaurant portfolio; our ability to maintain compliance with debt covenants and continue to access financing necessary to execute our business strategy; the success of our marketing efforts; our ability to open new restaurants on schedule; current economic conditions; price and availability of commodities; our ability to adequately staff our restaurants; changes in labor costs; consumer confidence and spending patterns; seasonal factors; and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended December 28, 2021.

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

The extent of the impact of the COVID-19 pandemic on our operations and financial results, including the impact on labor and the cost and availability of products within our supplier network, depends on future developments and is highly uncertain due to the unknown duration and severity of the outbreak, including the impact of additional COVID-19 variants. The situation is constantly changing and future impacts may materialize that are not yet known. As of the date of this filing, substantially all of our restaurants are operating at full operating capacity. We intend to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our team members, customers, suppliers and shareholders.

Recent Trends, Risks and Uncertainties

Revenue. In the first quarter of 2022, system-wide comparable restaurant sales increased 6.4%, comprised of a 5.3% increase for company-owned restaurants and an 11.9% increase for franchise restaurants. Company average unit volumes (“AUV”) increased 6.8% over the first quarter of 2021 and 13.3% compared to the first quarter of 2019.

Our first quarter 2022 comparable sales results were driven by our strong brand positioning and ability to meet the needs of today's consumer for great tasting made to order food served conveniently where and when guests want it. Comparable sales were partially impacted by volatility related to the COVID-19 pandemic mainly concentrated in the first half of the quarter, including temporarily reduced restaurant hours and staffing challenges in the workforce, as well as the impact of refranchising fifteen company-owned restaurants to a franchisee. Our ability to retain positive comparable sales depends, among other reasons, on (i) the duration of the COVID-19 pandemic, (ii) our customers’ future willingness to order from restaurants given consumer inflationary pressures and geopolitical uncertainty, and (iii) macroeconomic conditions and the length of time required for the national and local economies to achieve economic recovery following the COVID-19 pandemic. Average unit volumes increased year-over-year due to strong off-premise sales, including digital, and growth in dine-in sales.

Recent restaurant openings not in the Company’s comparable restaurant base, many of which offer order ahead drive-thru pick-up windows, continue to perform as a group at the highest sales level of any class of new restaurants in the Company’s history.

Cost of Sales. We have and expect to continue to incur incremental costs of sales, driven by volatility in the commodity and food ingredients markets, particularly with our chicken vendors, in addition to an increase in packaging costs and distribution. We have seen a shortage in labor at some of our food suppliers, which in some cases has resulted in increased costs of food or transportation. Despite these market factors, we have continued to work with our suppliers for ongoing supply chain efficiencies, including managing food waste and adding additional suppliers as necessary. To date, there has been minimal disruption in maintaining adequate food supply, packaging and other ingredients to our restaurants, though it is possible that more significant disruptions could occur if the COVID-19 pandemic and volatility in the labor and commodity markets continue.

Labor Costs. During the first quarter of 2022, due to the Omicron variant of COVID-19, we continued to experience a reduction in labor availability in some of the markets where we operate, which in some cases resulted in temporary closures of our restaurants, in addition to continued wage inflation within the industry. We were able to mitigate the impact of these market factors through a continued focus on optimizing our hiring process and retaining existing employees, and saw a sequential improvement throughout the first quarter in our staffing and retention levels. Some jurisdictions in which we operate have recently increased their minimum wage and other jurisdictions are considering similar actions. Significant additional government-imposed wage increases and continued market factors could materially affect our labor costs.

Other Restaurant Operating Costs. We have incurred and expect to continue to incur third-party delivery fees resulting from significant usage of our use of third-party delivery services.

Restaurant Development. In the first quarter of 2022, we opened five new company-owned restaurants and two franchise restaurants and we sold 15 company-owned restaurants to a franchisee connected to the Warner Sale. Included in the refranchise deal, we entered into a twelve-year growth plan commitment with a new franchise partner, which will operate in California under this agreement and includes development of 40 new locations throughout the state. As of March 29, 2022, we had 360 company-owned restaurants and 93 franchise restaurants in 30 states. We have incorporated increased unit development into our strategic growth plan for 2022 and beyond with a plan to develop a pipeline to support an annual unit growth rate of approximately 8% in 2022, with 10% unit growth thereafter.

Certain Restaurant Closures. We permanently closed two company-owned restaurants in the first quarter of 2022. We currently do not anticipate a significant number of permanent restaurant closures in the foreseeable future; however, we may from time to time permanently close certain restaurants, including permanent closures at, or near, the expiration of the leases for these restaurants.

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

EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization, restaurant impairments, closure costs and asset disposals and stock-based compensation.

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

Results of Operations

The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended
	March 29, 2022	March 30, 2021
	(in thousands, unaudited)
Net loss	$(6,429)	$(1,977)
Depreciation and amortization	5,721	5,587
Interest expense, net	437	622
Benefit from income taxes	(83)	(10)
EBITDA	$(354)	$4,222
Restaurant impairments, closure costs and asset disposals (1)	1,389	1,231
Stock-based compensation expense	1,169	802
Adjusted EBITDA	$2,204	$6,255
_____________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended
	March 29, 2022	March 30, 2021
Company-Owned Restaurant Activity
Beginning of period	372	378
Openings	5	—
Closures	(2)	(6)
Divestitures (1)	(15)	—
Restaurants at end of period	360	372
Franchise Restaurant Activity
Beginning of period	76	76
Openings	2	—
Acquisitions (1)	15	—
Closures	—	—
Restaurants at end of period	93	76
Total restaurants	453	448
_____________________________
(1)Represents fifteen company-owned restaurants sold to a franchisee in 2022.

Statement of Operations as a Percentage of Revenue

The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended
	March 29, 2022	March 30, 2021
	(unaudited)
Revenue:
Restaurant revenue	97.7%	98.3%
Franchising royalties and fees, and other	2.3%	1.7%
Total revenue	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	28.0%	25.0%
Labor	32.3%	31.8%
Occupancy	10.1%	10.8%
Other restaurant operating costs	19.9%	18.8%
General and administrative	10.5%	10.0%
Depreciation and amortization	5.1%	5.1%
Pre-opening	0.4%	0.1%
Restaurant impairments, closure costs and asset disposals	1.2%	1.1%
Total costs and expenses	105.4%	101.2%
Loss from operations	(5.4)%	(1.2)%
Interest expense, net	0.4%	0.6%
Loss before taxes	(5.8)%	(1.8)%
Benefit from income taxes	(0.1)%	—%
Net loss	(5.7)%	(1.8)%

First Quarter Ended March 29, 2022 Compared to First Quarter Ended March 30, 2021

The table below presents our unaudited operating results for the first quarters of 2022 and 2021, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	March 29, 2022	March 30, 2021	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$109,961	$107,744	$2,217	2.1%
Franchising royalties and fees, and other	2,601	1,833	768	41.9%
Total revenue	112,562	109,577	2,985	2.7%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,771	26,977	3,794	14.1%
Labor	35,493	34,306	1,187	3.5%
Occupancy	11,149	11,649	(500)	(4.3)%
Other restaurant operating costs	21,866	20,205	1,661	8.2%
General and administrative	11,840	10,929	911	8.3%
Depreciation and amortization	5,721	5,587	134	2.4%
Pre-opening	408	58	350	*
Restaurant impairments, closure costs and asset disposals	1,389	1,231	158	12.8%
Total costs and expenses	118,637	110,942	7,695	6.9%
Loss from operations	(6,075)	(1,365)	(4,710)	*
Interest expense, net	437	622	(185)	(29.7)%
Loss before taxes	(6,512)	(1,987)	(4,525)	*
Provision for income taxes	(83)	(10)	(73)	*
Net loss	$(6,429)	$(1,977)	$(4,452)	*
Company-owned:
Average unit volume	$1,249	$1,170	$79	6.8%
Comparable restaurant sales	5.3%	10.5%
________________
*Not meaningful.

Revenue

Total revenue increased $3.0 million in the first quarter of 2022, or 2.7%, to $112.6 million, compared to $109.6 million in the first quarter of 2021. This increase was primarily due to sales growth in the comparable restaurant base in addition to new restaurant openings, partially offset by temporary restaurant closures in the first part of the first quarter due to the Omicron variant of COVID-19, which accounted for a decline of sales of approximately $4.0 million. Total revenue was also partially offset by the refranchising of fifteen company-owned restaurants in January of 2022, which equated to approximately $3.0 million decline in sales in the first quarter of 2022. System-wide comparable restaurant sales increased 6.4% in the first quarter of 2022 compared to the same period of 2021, comprised of a 5.3% increase at company-owned restaurants and an 11.9% increase at franchise-owned restaurants. The comparable restaurant sales increase in the first quarter of 2022 reflects continued momentum in both digital and in-person channels.
AUV increased year-over-year due to a pricing increase in the latter part of 2021, in addition to strong off-premise sales, including digital, and growth in dine-in sales.

Cost of Sales

Cost of sales increased by $3.8 million, or 14.1%, in the first quarter of 2022 compared to the same period of 2021, due to the increase in restaurant revenue as well as increased commodity costs. As a percentage of restaurant revenue, cost of sales increased to 28.0% in the first quarter of 2022 compared to 25.0% in first quarter of 2021 primarily due to overall higher food and ingredient commodity pricing. particularly with our chicken costs, offset slightly by supply chain savings initiatives.

Labor Costs

Labor costs increased by $1.2 million, or 3.5%, in the first quarter of 2022 compared to the same period of 2021, due primarily to the increase in restaurant revenue as well as wage inflation. As a percentage of restaurant revenue, labor costs increased to 32.3% in the first quarter of 2022 from 31.8% in the first quarter of 2021 as a result of increases in base wage inflation, which was partially offset by labor efficiencies. Further, due to the Omicron variant of COVID-19, we continued to experience a reduction in labor availability in some of the markets where we operate, which at times, resulted in inefficiencies in labor due to reduced operating hours and accelerated COVID-19 related sick-pay.

Occupancy Costs

Occupancy costs decreased by $0.5 million, or 4.3%, in the first quarter of 2022 compared to the first quarter of 2021, primarily due to restaurants closed since the beginning of the first quarter of 2021 as well as the impact of refranchising fifteen company-owned restaurants in January of 2022. As a percentage of revenue, occupancy costs decreased to 10.1% in the first quarter of 2022, compared to 10.8% in the first quarter of 2021 as a result of sales leverage as well as the impact of the refranchising.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $1.7 million, or 8.2%, in the first quarter of 2022 compared to the first quarter of 2021, due to the increase in third-party delivery fees driven related to an increase in revenue, as well as in increases in utilities. As a percentage of restaurant revenue, other restaurant operating costs increased to 19.9% in the first quarter of 2022 compared to 18.8% in the first quarter of 2021. Third-party delivery fees were 6.2% and 5.7% of total revenue for the first quarters of 2022 and 2021, respectively.

General and Administrative Expense

General and administrative expense increased by $0.9 million, or 8.3% in the first quarter of 2022 compared to the first quarter of 2021, due primarily to a return to normal business operations, partially offset by a decline in health insurance expense related to the Affordable Care Act (“ACA”). As a percentage of revenue, general and administrative expense increased to 10.5% in the first quarter of 2022 from 10.0% in the first quarter of 2021.

Depreciation and Amortization

Depreciation and amortization remained relatively flat in the first quarter of 2022 compared to the first quarter of 2021, due primarily to new asset additions for restaurants opened offsetting restaurant closures since the first quarter of 2021.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased $0.2 million in the first quarter of 2022 compared to the first quarter of 2021. There were no restaurants impaired in the first quarter of 2022 and one restaurant impaired in the first quarter of 2021. Both periods include disposals of assets in the normal course of business.

Interest Expense

Interest expense decreased by $0.2 million in the first quarter of 2022 compared to the first quarter of 2021. The decrease was due to lower average borrowings during the first quarter of 2022 compared to the first quarter of 2021.

Provision for Income Taxes

The effective tax rate for the first quarter of 2022 and for the first quarter of 2021 reflect the impact of the previously recorded valuation allowance. For the remainder of fiscal 2022, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Liquidity and Capital Resources

Summary of Cash Flows
As of March 29, 2022, our cash and cash equivalents balance was $1.6 million and the amount available for future borrowings under our Second Amended Credit Facility was $58.0 million.

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

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Fiscal Quarter Ended
	March 29, 2022	March 30, 2021
Net cash (used in) provided by operating activities	$(6,060)	$3,779
Net cash used in investing activities	(6,835)	(2,733)
Net cash provided by (used in) financing activities	12,241	(5,769)
Net decrease in cash and cash equivalents	$(654)	$(4,723)

Operating Activities

Net cash used in operating activities was $6.1 million in the first quarter of 2022 compared to net cash provided by operating activities of $3.8 million in the first quarter of 2021. The decrease in operating cash flows resulted primarily from a decrease in net income, as well as working capital changes during the first quarter of 2022 compared to the prior period of 2021.

Investing Activities

Net cash used in investing activities increased $4.1 million in the first quarter of 2022 from $2.7 million in the first quarter of 2021. This increase was primarily due to higher investments in new restaurant openings in the first quarter of 2022 compared to 2021.

Financing Activities

Net cash provided by financing activities was $12.2 million in the first quarter of 2022 related to draws on our revolving credit facility of $13.8 million to fund new restaurant openings and seasonally lower restaurant operations, partially offset by repayments on our long-term debt and finance leases.

Capital Resources

Future Capital Expenditure Requirements. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants as well as information technology expenses and other general corporate capital expenditures.

We estimate capital expenditures will be approximately $30.0 million to $34.0 million for fiscal year 2022, primarily for the opening of company-owned restaurants before any reductions for landlord reimbursements, reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by currently available cash and cash equivalents, cash flows from operations and if necessary, undrawn capacity under our revolving credit line.

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

Liquidity. As of March 29, 2022, we had a cash balance of $1.6 million compared to $2.3 million as of December 28, 2021. The amount available for future borrowings under our Second Amended Credit Facility was $58.0 million. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and available borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs, new restaurant openings, and capital improvements and maintenance of existing restaurants for at least the next twelve months.

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
On June 16, 2020 (the “Effective Date”), the Company amended its First Amended Credit Facility by entering into the Second Amendment to the Credit Agreement (the “Second Amendment” and the First Amended Credit Facility, as amended, the “Second Amended Credit Facility”). Beginning on the Effective Date and through the third quarter of 2021 (the “Amendment Period”), borrowings under the Second Amended Credit Facility, including the term loan facility, bore interest at LIBOR plus 3.25% per annum. Following the Amendment Period, borrowings bore interest at LIBOR plus a margin of 2.00% to 3.00% per annum, based upon the consolidated total lease-adjusted leverage ratio. Among other things, the Second Amendment (i) waives the lease-adjusted leverage ratio and fixed charge ratio covenants through the first quarter of 2021; (ii) amends the Company’s lease-adjusted leverage ratio and fixed coverage ratio covenant thresholds beginning in the second quarter of 2021 through the third quarter of 2022 and the first quarter of 2022, respectively and (iii) limits capital expenditures to $12.0 million in 2020, $12.0 million plus a liquidity-based performance basket up to an additional $12.0 million in 2021, $34.0 million in 2022, $37.0 million in 2023 and $45.0 million annually thereafter.

As of March 29, 2022, we had $35.3 million of indebtedness (excluding $1.2 million of unamortized debt issuance costs) and $3.2 million of letters of credit outstanding under the Second Amended Credit Facility. The term loan requires principal payments of $375,000 per quarter through the third quarter of 2022, $531,250 per quarter through the third quarter of 2023 and $625,000 per quarter thereafter through maturity.

Our Second Amended Credit Facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of March 29, 2022.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 28, 2021. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 28, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of March 29, 2022, we had $35.3 million of outstanding borrowings under our credit facility. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.4 million on an annualized basis.

Commodity Price Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. However, during the first quarter of 2022, due to the volatility in several commodity markets and driven by vendor availability, many of our contracts were shorter duration than typical and, in some cases, were based on floating rate prices rather than fixed rate. As a result, we saw higher cost of food in the first quarter than in prior quarters. Despite these increases, we believe we have material pricing power with our guests that allows us to adjust our menu pricing or change our product delivery strategy without impact to the demand for our brand. However, increases in commodity prices, without adjustments to our menu prices, have and could continue to increase restaurant operating costs as a percentage of restaurant revenue.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage requirements directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Over the past five years, inflation has not significantly affected our operating results with the exception of the current commodity inflation experienced in the first quarter of 2022 and increased wage inflation that affected our results from 2017 through the first quarter of 2022. We expect wage inflation may continue to affect our results in the near future.

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2022, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 28, 2021. There have been no material changes to our Risk Factors as previously reported in our Annual Report on Form 10-K for our fiscal year ended December 28, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Form of 2022 Performance Restricted Stock Unit Agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ CARL LUKACH
Carl Lukach Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	April 28, 2022