Form 10-Q
period 2022-06-28
NOODLES & Co
filed 2022-07-28
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2022
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2022
Class A Common Stock, $0.01 par value per share	45,701,280 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 28, 2022	December 28, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,789	$2,255
Accounts receivable	3,967	3,958
Inventories	9,930	9,404
Prepaid expenses and other assets	4,598	6,837
Income tax receivable	211	108
Total current assets	20,495	22,562
Property and equipment, net	124,034	119,276
Operating lease assets, net	184,947	188,440
Goodwill	7,154	7,154
Intangibles, net	640	668
Other assets, net	1,311	3,359
Total long-term assets	318,086	318,897
Total assets	$338,581	$341,459
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,279	$15,543
Accrued payroll and benefits	14,772	18,600
Accrued expenses and other current liabilities	12,398	13,791
Current operating lease liabilities	27,518	26,617
Current portion of long-term debt	—	2,031
Total current liabilities	69,967	76,582
Long-term debt, net	31,142	18,931
Long-term operating lease liabilities, net	194,197	200,243
Deferred tax liabilities, net	229	269
Other long-term liabilities	8,159	7,801
Total liabilities	303,694	303,826

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of June 28, 2022 and December 28, 2021; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of June 28, 2022 and December 28, 2021; 48,384,193 issued and 45,960,322 outstanding as of June 28, 2022 and 48,125,151 issued and 45,701,280 outstanding as of December 28, 2021	484	481
Treasury stock, at cost, 2,423,871 shares as of June 28, 2022 and December 28, 2021	(35,000)	(35,000)
Additional paid-in capital	209,561	207,226
Accumulated deficit	(140,158)	(135,074)
Total stockholders’ equity	34,887	37,633
Total liabilities and stockholders’ equity	$338,581	$341,459
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Revenue:
Restaurant revenue	$128,274	$123,715	$238,235	$231,459
Franchising royalties and fees, and other	2,793	1,934	5,394	3,767
Total revenue	131,067	125,649	243,629	235,226
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	35,664	30,805	66,435	57,782
Labor	38,828	36,926	74,321	71,232
Occupancy	11,074	11,519	22,223	23,168
Other restaurant operating costs	22,792	21,082	44,658	41,287
General and administrative	12,744	12,978	24,584	23,907
Depreciation and amortization	5,763	5,576	11,484	11,163
Pre-opening	353	163	761	221
Restaurant impairments, closure costs and asset disposals	1,971	390	3,360	1,621
Total costs and expenses	129,189	119,439	247,826	230,381
Income (loss) from operations	1,878	6,210	(4,197)	4,845
Interest expense, net	489	498	926	1,120
Income (loss) before taxes	1,389	5,712	(5,123)	3,725
Provision for (benefit from) income taxes	44	29	(39)	19
Net income (loss)	$1,345	$5,683	$(5,084)	$3,706
Earnings (loss) per Class A and Class B common stock, combined
Basic	$0.03	$0.12	$(0.11)	$0.08
Diluted	$0.03	$0.12	$(0.11)	$0.08
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	45,881,354	45,506,476	45,803,927	45,303,160
Diluted	46,108,720	46,246,169	45,803,927	45,992,119
See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—March 29, 2022	48,258,594	$483	2,423,871	$(35,000)	$208,065	$(141,503)	$32,045
Stock plan transactions and other	125,599	1	—	—	(19)	—	(18)
Stock-based compensation expense	—	—	—	—	1,515	—	1,515
Net income	—	—	—	—	—	1,345	1,345
Balance—June 28, 2022	48,384,193	$484	2,423,871	$(35,000)	$209,561	$(140,158)	$34,887

Balance—March 30, 2021	47,890,488	$479	2,423,871	$(35,000)	$203,362	$(140,716)	$28,125
Stock plan transactions and other	121,273	1	—	—	55	—	56
Stock-based compensation expense	—	—	—	—	1,579	—	1,579
Net income	—	—	—	—	—	5,683	5,683
Balance—June 29, 2021	48,011,761	$480	2,423,871	$(35,000)	$204,996	$(135,033)	$35,443

	Two Fiscal Quarters Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 28, 2021	48,125,151	$481	2,423,871	$(35,000)	$207,226	$(135,074)	$37,633
Stock plan transactions and other	259,042	3	—	—	(320)	—	(317)
Stock-based compensation expense	—	—	—	—	2,655	—	2,655
Net loss	—	—	—	—	—	(5,084)	(5,084)
Balance—June 28, 2022	48,384,193	$484	2,423,871	$(35,000)	$209,561	$(140,158)	$34,887

Balance—December 29, 2020	46,807,587	$468	2,423,871	$(35,000)	$202,970	$(138,739)	$29,699
L Catterton warrants exercised	975,458	10	—	—	(10)	—	—
Stock plan transactions and other	228,716	2	—	—	(281)	—	(279)
Stock-based compensation expense	—	—	—	—	2,317	—	2,317
Net income	—	—	—	—	—	3,706	3,706
Balance—June 29, 2021	48,011,761	$480	2,423,871	$(35,000)	$204,996	$(135,033)	$35,443
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Two Fiscal Quarters Ended
	June 28, 2022	June 29, 2021
Operating activities
Net (loss) income	$(5,084)	$3,706
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,484	11,163
Deferred income taxes	(40)	16
Restaurant impairments, closure costs and asset disposals	1,363	898
Amortization of debt issuance costs	223	222
Stock-based compensation	2,618	2,283
Gain on insurance proceeds	—	(406)
Changes in operating assets and liabilities:
Accounts receivable	(55)	(521)
Inventories	(588)	(1)
Prepaid expenses and other assets	768	(961)
Accounts payable	(438)	3,060
Income taxes	(103)	(26)
Operating lease assets and liabilities	(1,741)	830
Accrued expenses and other liabilities	(2,364)	2,983
Net cash provided by operating activities	6,043	23,246
Investing activities
Purchases of property and equipment	(16,724)	(7,476)
Proceeds from restaurant divestitures	1,577	—
Net cash used in investing activities	(15,147)	(7,476)
Financing activities
Net borrowings from swing line loan	509	—
Proceeds from borrowings on long-term debt	10,600	—
Payments on long-term debt	(1,125)	(5,042)
Payments on finance leases	(1,002)	(965)
Debt issuance costs	(27)	—
Stock plan transactions and tax withholding on share-based compensation awards	(317)	(279)
Net cash provided by (used in) financing activities	8,638	(6,286)
Net (decrease) increase in cash and cash equivalents	(466)	9,484
Cash and cash equivalents
Beginning of period	2,255	7,840
End of period	$1,789	$17,324
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of June 28, 2022, the Company had 456 restaurants system-wide in 31 states, comprised of 363 company-owned restaurants and 93 franchise restaurants. The Company operates its business as one operating and reportable segment.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2022, which ends on January 3, 2023 contains 53 weeks and fiscal year 2021, which ended on December 28, 2021, contained 52 weeks. The Company’s fiscal quarter that ended June 28, 2022 is referred to as the second quarter of 2022, and the fiscal quarter ended June 29, 2021 is referred to as the second quarter of 2021.

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company intends to adopt this pronouncement in the third quarter of 2022. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements and related disclosures.

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	June 28, 2022	December 28, 2021
Delivery program receivables	$1,432	$1,467
Vendor rebate receivables	605	695
Franchise receivables	958	644
Other receivables	972	1,152
Accounts receivable	$3,967	$3,958

Prepaid expenses and other assets consist of the following (in thousands):

	June 28, 2022	December 28, 2021
Prepaid insurance	$1,719	$853
Prepaid occupancy related costs	61	73
Current assets held for sale (1)	—	3,514
Prepaid expenses	2,666	2,272
Other current assets	152	125
Prepaid expenses and other assets	$4,598	$6,837
_____________________________
(1) Current assets held for sale as of December 28, 2021 included assets held in connection with the divestiture of 15 company-owned restaurants to a franchisee (“Warner Sale”) which closed in January 2022.

Property and equipment, net, consists of the following (in thousands):

	June 28, 2022	December 28, 2021
Leasehold improvements	$204,573	$197,722
Furniture, fixtures and equipment	144,212	140,698
Construction in progress	9,640	6,306
	358,425	344,726
Accumulated depreciation and amortization	(234,391)	(225,450)
Property and equipment, net	$124,034	$119,276

Accrued payroll and benefits consist of the following (in thousands):

	June 28, 2022	December 28, 2021
Accrued payroll and related liabilities	$10,756	$9,851
Accrued bonus	993	5,078
Insurance liabilities	3,023	3,671
Accrued payroll and benefits	$14,772	$18,600

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 28, 2022	December 28, 2021
Gift card liability	$2,447	$2,850
Occupancy related	1,705	1,615
Utilities	1,379	1,302
Current portion of finance lease liability	2,075	1,956
Liabilities held for sale (1)	—	1,671
Accrued interest	285	271
Insurance liabilities	359	393
Other restaurant expense accruals	1,279	995
Other corporate expense accruals	2,869	2,738
Accrued expenses and other current liabilities	$12,398	$13,791
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
On June 16, 2020 (the “Effective Date”), the Company amended its First Amended Credit Facility by entering into the Second Amendment to the Credit Agreement (the “Second Amendment” and the First Amended Credit Facility, as amended, or the “Second Amended Credit Facility”). Beginning on the Effective Date and through the third quarter of 2021 (the “Amendment Period”), borrowings under the Second Amended Credit Facility, including the term loan facility, bore interest at LIBOR plus 3.25% per annum. Following the Amendment Period, borrowings bore interest at LIBOR plus a margin of 2.00% to 3.00% per annum, based upon the consolidated total lease-adjusted leverage ratio. Through the end of the second quarter of 2022, the Company continued to use LIBOR. Among other things, the Second Amendment (i) waives the lease-adjusted leverage ratio and fixed charge ratio covenants through the first quarter of 2021; (ii) amends the Company’s lease-adjusted leverage ratio and fixed coverage ratio covenant thresholds beginning in the second quarter of 2021 through the third quarter of 2022 and the first quarter of 2022, respectively; and (iii) limits capital expenditures to $12.0 million in 2020, $12.0 million plus a liquidity-based performance basket up to an additional $12.0 million in 2021, $34.0 million in 2022, $37.0 million in 2023 and $45.0 million annually thereafter.
As of June 28, 2022, the Company had $32.2 million of indebtedness (excluding $1.1 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the Second Amended Credit Facility. As of June 28, 2022, the Company had cash on hand of $1.8 million.
The Company’s outstanding indebtedness bore interest at rates between 2.35% to 6.25% during the first two quarters of 2022.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of June 28, 2022.

On July 27, 2022, the Company amended and restated its Second Amended Credit Facility by entering into the Third Amendment to the Credit Agreement (the “Third Amendment” or the “Third Amended Credit Facility”). Among other things, the Third Amendment: (i) increased the credit facility from $100.0 million to $125.0 million; (ii) eliminated the term loan and principal amortization components of the credit facility; (iii) removed the Company’s capital expenditure covenant; (iv) enhanced flexibility for certain covenants and restrictions; and (v) lowered the spread within the Company’s cost of borrowing and will transition to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio.
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

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of June 28, 2022 and June 29, 2021 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Provision for (benefit from) income taxes	$44	$29	$(39)	$19
Effective tax rate	3.2%	0.5%	0.8%	0.5%

The effective tax rate for the second quarter of 2022 and the first two quarters of 2022 reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2022, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

6. Stock-Based Compensation

The Company’s Stock Incentive Plan (the “Plan”), as amended and restated in May of 2013, authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units and incentive bonuses to employees, officers, non-employee directors and other service providers. As of June 28, 2022, approximately 2.4 million share-based awards were available to be granted under the Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Stock-based compensation expense	$1,499	$1,611	$2,668	$2,413
Capitalized stock-based compensation expense	$18	$16	$38	$34

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Restaurant impairments (1)	$668	$178	$774	$680
Closure costs (1)	465	288	855	593
Loss (gain) on disposal of assets and other	838	(76)	1,731	348
	$1,971	$390	$3,360	$1,621
_____________________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.

Two restaurants were identified as impaired during the second quarter of 2022 and the first two quarters of 2022. There were no restaurant impairments in the second quarter of 2021 and one restaurant impairment during the first two quarters of 2021. Impairment is based on management’s current assessment of the expected future cash flows of a restaurant based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and is determined by comparing the carrying value of restaurant assets to the estimated fair value of the restaurant assets at resale value and the right-of-use asset based on a discounted cash flow analysis utilizing market lease rates. The Company will continue to monitor the impact from the COVID-19 pandemic as it relates to recoverability of long-lived assets. Although the Company has seen an improvement in sales, the Company is unable to predict how long these conditions will persist.

Closure costs in the second quarter of 2022 include ongoing costs related to restaurants closed in previous years as well as two company-owned restaurant closures during the first two quarters of 2022. The Company did not close any restaurants in the second quarter of 2022. Closure costs in the first two quarters of 2021 include ongoing costs related to restaurants closed in previous years as well as six restaurant closures in the first two quarters of 2021.

Loss on disposal of assets and other for the second quarter and the first two quarters of 2022 includes expenses related to the divestiture of company-owned restaurants related to the Warner Sale. Both periods include disposals of assets in the normal course of business. Loss on disposal of assets and other for the second quarter of 2021 includes a gain on insurance proceeds from property damage.

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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Net income (loss)	$1,345	$5,683	$(5,084)	$3,706
Shares:
Basic weighted average shares outstanding	45,881,354	45,506,476	45,803,927	45,303,160
Effect of dilutive securities	227,366	739,693	—	688,959
Diluted weighted average shares outstanding	46,108,720	46,246,169	45,803,927	45,992,119
Earnings (loss) per share:
Basic earnings (loss) per share	$0.03	$0.12	$(0.11)	$0.08
Diluted earnings (loss) per share	$0.03	$0.12	$(0.11)	$0.08

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings (loss) per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards that were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive totaled 1,798,409 and 478,353 for the second quarters of 2022 and 2021, respectively, and totaled 2,278,371 and 730,847 for the first two quarters of 2022 and 2021, respectively.

9. Leases
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		June 28, 2022	December 28, 2021
Assets
Operating	Operating lease assets, net	$184,947	$188,440
Finance	Property and equipment	5,924	6,394
Total leased assets		$190,871	$194,834
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$27,518	$26,617
Finance	Accrued expenses and other current liabilities	2,075	1,956
Long-term lease liabilities
Operating	Long-term operating lease liabilities	194,197	200,243
Finance	Other long-term liabilities	4,150	4,654
Total lease liabilities		$227,940	$233,470

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.8 million and $0.5 million for the second quarter of 2022 and 2021, and $1.6 million and $0.9 million for the first two quarters of 2022 and 2021, respectively.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Cash paid for lease liabilities:
Operating leases	$10,415	$7,929	$20,859	$19,595
Finance leases	599	699	1,213	1,224
	$11,014	$8,628	$22,072	$20,819
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$4,275	$6,123	$8,107	$6,696
Finance leases	121	49	843	700
	$4,396	$6,172	$8,950	$7,396

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the two quarters ended June 28, 2022 and June 29, 2021 (in thousands):

	June 28, 2022	June 29, 2021
Interest paid (net of amounts capitalized)	$461	$864
Income taxes paid	106	28
Purchases of property and equipment accrued in accounts payable	5,504	4,002

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

As of June 28, 2022 and December 28, 2021, the current portion of the gift card liability, $2.4 million and $2.9 million, respectively, was included in accrued expenses and other current liabilities, and the long-term portion, $0.4 million and $0.6 million, respectively, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $0.8 million for both the second quarters of 2022 and 2021, and $1.8 million and $1.9 million for the first two quarters of 2022 and 2021, respectively.

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
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed based upon the Company’s historical redemption patterns. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of June 28, 2022 and December 28, 2021, the deferred revenue related to the rewards was $0.5 million and $0.4 million, respectively and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
12. Commitments and Contingencies

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 28, 2022. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.
13. Subsequent Event
On July 27, 2022, the Company amended and restated its Second Amended Credit Facility by entering into the Third Amendment to the Credit Agreement (the “Third Amendment” or the “Third Amended Credit Facility”). Among other things, the Third Amendment: (i) increased the credit facility from $100.0 million to $125.0 million; (ii) eliminated the term loan and principal amortization components of the credit facility; (iii) removed the Company’s capital expenditure covenant; (iv) enhanced flexibility for certain covenants and restrictions; and (v) lowered the spread within the Company’s cost of borrowing and will transition to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio.

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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding the impact of the COVID-19 pandemic, including on our revenue and balance sheet, projected capital expenditures, estimated costs associated with our closure of underperforming restaurants, the implementation and results of strategic initiatives and our future financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, developments related to the COVID-19 pandemic; other conditions beyond our control such as weather, natural disasters, disease outbreaks, epidemics or pandemics impacting our customers or food supplies; consumer reaction to industry related public health issues and health pandemics and perceptions of food safety, our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including new restaurant initiatives and operational strategies to improve the performance of our restaurant portfolio; our ability to maintain compliance with debt covenants and continue to access financing necessary to execute our business strategy; the success of our marketing efforts; our ability to open new restaurants on schedule; current economic conditions including any impact from inflation or an economic recession; price and availability of commodities; our ability to adequately staff our restaurants; changes in labor costs; consumer confidence and spending patterns; seasonal factors; and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended December 28, 2021.

Our Ongoing Response to the COVID-19 Pandemic

The ongoing global pandemic of the COVID-19 virus and its variants (“COVID-19 pandemic”) had a significant impact on the restaurant industry. Our business has been adversely affected by the COVID-19 pandemic in varying degrees through occasional temporarily closed restaurants and reduced operating hours, disruption in our supply chain and shortages in the labor required to operate our restaurants. We believe we are well positioned to navigate any ongoing challenges associated with the COVID-19 pandemic given our investments in our off-premise and digital channels and the consumer demand for our brand.

The extent of the impact of the COVID-19 pandemic on our operations and financial results, including the impact on labor and the cost and availability of products within our supplier network, depends on future developments and is highly uncertain due to the unknown duration and severity of the outbreak, including the impact of additional COVID-19 variants. The situation continues to change and future impacts may materialize that are not yet known.

Recent Trends, Risks and Uncertainties

Revenue. In the second quarter of 2022, system-wide comparable restaurant sales increased 5.1%, comprised of a 5.1% increase for company-owned restaurants and a 5.3% increase for franchise restaurants. Company average unit volumes (“AUV”) increased 5.3% over the second quarter of 2021 and 18.3% compared to the second quarter of 2019 which was favorably impacted by several price increases implemented since 2019.

Our second quarter 2022 comparable sales results were driven by our strong brand positioning and ability to meet the needs of today's consumer for great tasting made to order food served conveniently where and when guests want it. Our ability to retain positive comparable sales depends, among other reasons, on (i) our customers’ future willingness to order from restaurants given consumer inflationary pressures and geopolitical uncertainty and (ii) the duration of the COVID-19 pandemic. Average unit volumes increased year-over-year due to strong off-premise sales, growth in dine-in sales as well as several prices increases implemented across our core menu.

Recent restaurant openings not in the Company’s comparable restaurant base, many of which offer order ahead drive-thru pickup windows, continue to perform as a group at the highest sales level of any class of new restaurants in the Company’s history.

Cost of Sales. We have and expect to continue to incur incremental costs of sales, driven by volatility in the commodity and food ingredients markets, particularly with our chicken products, in addition to an increase in packaging costs and distribution. We have seen a shortage in labor at some of our food suppliers, which in some cases has resulted in increased costs of food or transportation. Despite these market factors, we have continued to work with our suppliers for ongoing supply chain efficiencies, including managing food waste and adding additional suppliers as necessary. To date, there has been minimal disruption in maintaining adequate food supply, packaging and other ingredients to our restaurants, though it is possible that more significant disruptions could occur if volatility in the labor and commodity markets continue.

Labor Costs. During the second quarter of 2022, we saw improvement in the availability of labor in many of the markets where we operate. However, we continued to see wage inflation within the industry driven in part by high competition for restaurant workers in many jurisdictions in which we operate. We were able to partially mitigate the impact of these market factors through a continued focus on our hiring process and retaining existing employees, in addition to maximizing efficiencies of labor hour usage per restaurant. Significant government-imposed wage increases and continued market factors could materially affect our labor costs.

Other Restaurant Operating Costs. We have incurred and expect to continue to incur third-party delivery fees resulting from significant usage of our use of third-party delivery services.

Restaurant Development. In the first two quarters of 2022, we opened eight new company-owned restaurants and two franchise restaurants and we sold 15 company-owned restaurants to a franchisee connected to the Warner Sale. Included in the refranchise deal, we entered into a twelve-year growth plan commitment with a new franchise partner, which will operate in California under this agreement and includes development of 40 new locations throughout the state. As of June 28, 2022, we had 363 company-owned restaurants and 93 franchise restaurants in 31 states. We have incorporated increased unit development into our strategic growth plan for 2022 and beyond with a plan to develop a pipeline to support an annual unit growth rate of approximately 5% in 2022, with 10% unit growth thereafter.

Certain Restaurant Closures. We permanently closed two company-owned restaurants in the first two quarters of 2022. We currently do not anticipate a significant number of permanent restaurant closures in the foreseeable future; however, we may from time to time permanently close certain restaurants, including permanent closures at, or near, the expiration of the leases for these restaurants.

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

Comparable Restaurant Sales

Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded. Changes in comparable restaurant sales are generated by changes in traffic, which we calculate as the number of entrées sold and changes in per-person spend, calculated as sales divided by traffic. Per-person spend can be influenced by changes in menu prices and the mix and number of items sold per person. Restaurants that were temporarily closed or operating at reduced hours or dining capacity due to the COVID-19 pandemic remained in comparable restaurant sales.

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

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution represents restaurant revenue less restaurant operating costs which are cost of sales, labor, occupancy and other restaurant operating costs. Restaurant contribution margin represents restaurant contribution as a percentage of restaurant revenue. We expect restaurant contribution to increase in proportion to the number of new restaurants we open, our comparable restaurant sales growth and cost reduction initiatives.

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

Results of Operations

The following table presents a reconciliation of net income (loss) to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
	(in thousands, unaudited)
Net income (loss)	$1,345	$5,683	$(5,084)	$3,706
Depreciation and amortization	5,763	5,576	11,484	11,163
Interest expense, net	489	498	926	1,120
Provision for (benefit from) income taxes	44	29	(39)	19
EBITDA	$7,641	$11,786	$7,287	$16,008
Restaurant impairments, closure costs and asset disposals (1)	1,971	390	3,360	1,621
Stock-based compensation expense	1,499	1,611	2,668	2,413
Fees and costs related to transactions and other acquisition/disposition costs	63	—	63	—
Adjusted EBITDA	$11,174	$13,787	$13,378	$20,042
_____________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Company-Owned Restaurant Activity
Beginning of period	360	372	372	378
Openings	3	2	8	2
Closures	—	—	(2)	(6)
Divestitures (1)	—	—	(15)	—
Restaurants at end of period	363	374	363	374
Franchise Restaurant Activity
Beginning of period	93	76	76	76
Openings	—	1	2	1
Acquisitions (1)	—	—	15	—
Restaurants at end of period	93	77	93	77
Total restaurants	456	451	456	451
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

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
	(unaudited)
Revenue:
Restaurant revenue	97.9%	98.5%	97.8%	98.4%
Franchising royalties and fees, and other	2.1%	1.5%	2.2%	1.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	27.8%	24.9%	27.9%	25.0%
Labor	30.3%	29.8%	31.2%	30.8%
Occupancy	8.6%	9.3%	9.3%	10.0%
Other restaurant operating costs	17.8%	17.0%	18.7%	17.8%
General and administrative	9.7%	10.3%	10.1%	10.2%
Depreciation and amortization	4.4%	4.4%	4.7%	4.7%
Pre-opening	0.3%	0.1%	0.3%	0.1%
Restaurant impairments, closure costs and asset disposals	1.5%	0.3%	1.4%	0.7%
Total costs and expenses	98.6%	95.1%	101.7%	97.9%
Income (loss) from operations	1.4%	4.9%	(1.7)%	2.1%
Interest expense, net	0.4%	0.4%	0.4%	0.5%
Income (loss) before taxes	1.1%	4.5%	(2.1)%	1.6%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net income (loss)	1.0%	4.5%	(2.1)%	1.6%

Second Quarter Ended June 28, 2022 Compared to Second Quarter Ended June 29, 2021

The table below presents our unaudited operating results for the second quarters of 2022 and 2021, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	June 28, 2022	June 29, 2021	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$128,274	$123,715	$4,559	3.7%
Franchising royalties and fees, and other	2,793	1,934	859	44.4%
Total revenue	131,067	125,649	5,418	4.3%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	35,664	30,805	4,859	15.8%
Labor	38,828	36,926	1,902	5.2%
Occupancy	11,074	11,519	(445)	(3.9)%
Other restaurant operating costs	22,792	21,082	1,710	8.1%
General and administrative	12,744	12,978	(234)	(1.8)%
Depreciation and amortization	5,763	5,576	187	3.4%
Pre-opening	353	163	190	116.6%
Restaurant impairments, closure costs and asset disposals	1,971	390	1,581	*
Total costs and expenses	129,189	119,439	9,750	8.2%
Income from operations	1,878	6,210	(4,332)	(69.8)%
Interest expense, net	489	498	(9)	(1.8)%
Income before income taxes	1,389	5,712	(4,323)	(75.7)%
Provision for income taxes	44	29	15	51.7%
Net income	$1,345	$5,683	$(4,338)	(76.3)%
Company-owned:
Average unit volume	$1,421	$1,350	$71	5.3%
Comparable restaurant sales	5.1%	55.7%
________________
*Not meaningful.

Revenue

Total revenue increased $5.4 million in the second quarter of 2022, or 4.3%, to $131.1 million, compared to $125.6 million in the second quarter of 2021. This increase was primarily due to sales growth in the comparable restaurant base in addition to new restaurant openings, partially offset by the refranchising of 15 company-owned restaurants in January of 2022, which equated to an approximate $4.1 million decline in sales in the second quarter of 2022. System-wide comparable restaurant sales increased 5.1% in the second quarter of 2022 compared to the same period of 2021, comprised of a 5.1% increase at company-owned restaurants and a 5.3% increase at franchise-owned restaurants. The comparable restaurant sales increase in the second quarter of 2022 reflects momentum in our in-person channels, in addition to price increases in our core menu.
AUV increased year-over-year due to pricing increases for our core menu offering, in addition to strong off-premise sales, including digital, and growth in dine-in sales.

Cost of Sales

Cost of sales increased by $4.9 million, or 15.8%, in the second quarter of 2022 compared to the same period of 2021, due to the increase in restaurant revenue as well as increased commodity costs. As a percentage of restaurant revenue, cost of sales increased to 27.8% in the second quarter of 2022 compared to 24.9% in second quarter of 2021 primarily due to overall higher food and ingredient commodity pricing, particularly with our protein costs, offset slightly by supply chain savings initiatives.

Labor Costs

Labor costs increased by $1.9 million, or 5.2%, in the second quarter of 2022 compared to the same period of 2021, due primarily to the increase in restaurant revenue as well as wage inflation. As a percentage of restaurant revenue, labor costs increased to 30.3% in the second quarter of 2022 from 29.8% in the second quarter of 2021 as a result of increases in base wage inflation, which was partially offset by labor efficiencies and lower incentive pay.

Occupancy Costs

Occupancy costs decreased by $0.4 million, or 3.9%, in the second quarter of 2022 compared to the second quarter of 2021, primarily due to restaurants closed since the beginning of the second quarter of 2021 as well as the impact of refranchising 15 company-owned restaurants in January of 2022. As a percentage of revenue, occupancy costs decreased to 8.6% in the second quarter of 2022, compared to 9.3% in the second quarter of 2021 as a result of sales leverage as well as the impact of the refranchising.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $1.7 million, or 8.1%, in the second quarter of 2022 compared to the second quarter of 2021, due to the increase in third-party delivery fees, as well as increases in utilities. As a percentage of restaurant revenue, other restaurant operating costs increased to 17.8% in the second quarter of 2022 compared to 17.0% in the second quarter of 2021. Third-party delivery fees were 5.4% and 5.3% of total revenue for the second quarters of 2022 and 2021, respectively.

General and Administrative Expense

General and administrative expense decreased by $0.2 million, or 1.8% in the second quarter of 2022 compared to the second quarter of 2021, due primarily to a reduction in bonus expense and employee related costs offset by increases in expenses related to the Company’s return to normal business operations. As a percentage of revenue, general and administrative expense decreased to 9.7% in the second quarter of 2022 from 10.3% in the second quarter of 2021.

Depreciation and Amortization

Depreciation and amortization increased by $0.2 million or 3.4% in the second quarter of 2022 compared to the second quarter of 2021, due primarily to new asset additions for restaurants opened partially offset by restaurant closures since the second quarter of 2021.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased $1.6 million in the second quarter of 2022 compared to the second quarter of 2021 due to expenses related to the divestiture of company-owned restaurants to franchisees and restaurant impairments. There were two restaurants impaired in the second quarter of 2022 and no restaurants impaired in the second quarter of 2021. Both periods include disposals of assets in the normal course of business.

Interest Expense

Interest expense remained relatively flat in the second quarter of 2022 compared to the second quarter of 2021, as higher interest rates in the second quarter of 2022 were offset by lower borrowings as compared to the second quarter of 2021.

Provision for Income Taxes

The effective tax rate for the second quarter of 2022 and for the second quarter of 2021 reflect the impact of the previously recorded valuation allowance. For the remainder of fiscal 2022, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Two Quarters Ended June 28, 2022 Compared to Two Quarters Ended June 29, 2021

The table below presents our unaudited operating results for the first two quarters of 2022 and 2021, and the related period-over-period changes.

	Two Fiscal Quarters Ended		Increase / (Decrease)
	June 28, 2022	June 29, 2021	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$238,235	$231,459	$6,776	2.9%
Franchising royalties and fees, and other	5,394	3,767	1,627	43.2%
Total revenue	243,629	235,226	8,403	3.6%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	66,435	57,782	8,653	15.0%
Labor	74,321	71,232	3,089	4.3%
Occupancy	22,223	23,168	(945)	(4.1)%
Other restaurant operating costs	44,658	41,287	3,371	8.2%
General and administrative	24,584	23,907	677	2.8%
Depreciation and amortization	11,484	11,163	321	2.9%
Pre-opening	761	221	540	*
Restaurant impairments, closure costs and asset disposals	3,360	1,621	1,739	107.3%
Total costs and expenses	247,826	230,381	17,445	7.6%
(Loss) income from operations	(4,197)	4,845	(9,042)	*
Interest expense, net	926	1,120	(194)	(17.3)%
(Loss) income before taxes	(5,123)	3,725	(8,848)	*
(Benefit from) provision for income taxes	(39)	19	(58)	*
Net (loss) income	$(5,084)	$3,706	$(8,790)	*
Company-owned:
Average unit volumes	$1,337	$1,260	$77	6.1%
Comparable restaurant sales	5.2%	29.8%
________________
*Not meaningful.

Revenue

Total revenue increased by $8.4 million, or 3.6%, in the first two quarters of 2022, to $243.6 million compared to $235.2 million in the same period of 2021. This increase was primarily due to the increase in comparable restaurant sales and new restaurant openings, partially offset by temporary restaurant closures mainly during the first quarter of 2022 and the impact of refranchising 15 company-owned restaurants of approximately $7.1 million.

Comparable restaurant sales increased 5.2% at company-owned restaurants, increased 8.3% at franchise-owned restaurants and increased 5.7% system-wide in the first two quarters of 2022. The comparable restaurant sales improvement in the first two quarters of 2022 was primarily driven by continued momentum in both digital and in-person channels, as well as several price increases implemented on our core menu.
AUV, which normalizes for the impact of temporary restaurant closures, increased year-over-year due to pricing increases for our core menu offerings, in addition to strong off-premise sales, including digital, and growth in dine-in sales.

Cost of Sales

Cost of sales increased by $8.7 million, or 15.0%, in the first two quarters of 2022 compared to the same period of 2021, due primarily to the increase in restaurant sales and commodity inflation. As a percentage of restaurant revenue, cost of sales increased to 27.9% in the first two quarters of 2022 compared to 25.0% in the first two quarters of 2021, primarily due to increases in certain commodity costs, particularly with our protein costs, and higher discounts partially offset by supply chain savings initiatives.

Labor Costs

Labor costs increased by $3.1 million, or 4.3%, in the first two quarters of 2022 compared to the same period of 2021, due primarily to the increase in restaurant sales in addition to wage inflation. As a percentage of restaurant revenue, labor costs increased to 31.2% in the first two quarters of 2022 compared to 30.8% in the first two quarters of 2021. The increase as a percentage of restaurant revenue was primarily due to accelerating wage inflation and inefficiencies in labor due to reduced operating hours mainly in the first quarter partially offset by labor initiatives and lower incentive pay.

Occupancy Costs

Occupancy costs decreased by $0.9 million, or 4.1%, in the first two quarters of 2022 compared to the first two quarters of 2021, due primarily to restaurants closed or impaired since the beginning of the second quarter of 2021. As a percentage of revenue, occupancy costs decreased to 9.3% in first two quarters of 2022, compared to 10.0% in the first two quarters of 2021, primarily due to sales leverage.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $3.4 million, or 8.2%, in the first two quarters of 2022 compared to the first two quarters of 2021. As a percentage of restaurant revenue, other restaurant operating costs increased to 18.7% in the first two quarters of 2022, compared to 17.8% in the first two quarters of 2021, due primarily to higher revenue partially offset by third-party delivery fees and increases in repairs and maintenance and utilities as dining rooms returned to full capacity. Third-party delivery fees were 5.8% and 5.5% of total revenue for the first two quarters of 2022 and 2021, respectively.

General and Administrative Expense

General and administrative expense increased by $0.7 million, or 2.8%, in the first two quarters of 2022 compared to the first two quarters of 2021, primarily due to increases in software maintenance, recruiting costs and travel related expenses, partially offset by a reduction in bonus expense and employee related costs. As a percentage of revenue, general and administrative expense remained relatively flat in the first two quarters of 2022 compared to the first two quarters of 2021.

Depreciation and Amortization

Depreciation and amortization increased by $0.3 million, or 2.9%, in the first two quarters of 2022 compared to the first two quarters of 2021, primarily due to new asset additions. As a percentage of revenue, depreciation and amortization remained relatively flat in the first two quarters of 2022 compared to the first two quarters of 2021.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased by $1.7 million in the first two quarters of 2022 compared to the first two quarters of 2021. The increase was largely due to more impairment and closure costs during the first two quarters of 2022 as compared to the same period in 2021. There were two restaurant impairments in the first two quarters of 2022 compared to one restaurant impairment in the first two quarters of 2021. During the first two quarters of 2022, we also incurred losses from the disposal of assets related to the divestiture of company-owned restaurants to a franchisee.

Interest Expense

Interest expense decreased by $0.2 million in the first two quarters of 2022 compared to the same period of 2021. The decrease was mainly due to lower average borrowings in the first two quarters of 2022 compared to the first two quarters of 2021.

Provision for Income Taxes

The effective tax rate for the first two quarters of 2022 and for the first two quarters of 2021 reflect the impact of the previously recorded valuation allowance. For the remainder of fiscal 2022, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax. We estimate the annual effective tax rate for 2022 to be between 0.25% and 1.25%.

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

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Two Fiscal Quarters Ended
	June 28, 2022	June 29, 2021
Net cash provided by operating activities	$6,043	$23,246
Net cash used in investing activities	(15,147)	(7,476)
Net cash provided by (used in) financing activities	8,638	(6,286)
Net (decrease) increase in cash and cash equivalents	$(466)	$9,484

Operating Activities

Net cash provided by operating activities was $6.0 million in the two quarters of 2022 compared to net cash provided by operating activities of $23.2 million in the two quarters of 2021. The decrease in operating cash flows resulted primarily from a decrease in net income, as well as working capital changes during the first two quarters of 2022 compared to the prior period of 2021.

Investing Activities

Net cash used in investing activities increased $7.7 million in the two quarters of 2022 from $7.5 million in the two quarters of 2021. This increase was primarily due to higher investments in eight new restaurant openings in the first two quarters of 2022 compared to two new restaurant openings in 2021.

Financing Activities

Net cash provided by financing activities was $8.6 million in the two quarters of 2022 related to draws on our revolving credit facility of $11.1 million to fund new restaurant openings partially offset by repayments on our long-term debt and finance leases.

Capital Resources

Future Capital Expenditure Requirements. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants as well as information technology expenses and other general corporate capital expenditures.

We estimate capital expenditures will be approximately $30.0 million to $33.0 million for fiscal year 2022, primarily for the opening of company-owned restaurants before any reductions for landlord reimbursements, reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by currently available cash and cash equivalents, cash flows from operations and if necessary, undrawn capacity under our revolving credit line.

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

Liquidity. As of June 28, 2022, we had a cash balance of $1.8 million compared to $2.3 million as of December 28, 2021. The amount available for future borrowings under our Second Amended Credit Facility was $60.9 million. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and available borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs, new restaurant openings, and capital improvements and maintenance of existing restaurants for at least the next twelve months.

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

As of June 28, 2022, we had $32.2 million of indebtedness (excluding $1.1 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the Second Amended Credit Facility.

Our Second Amended Credit Facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.
On July 27, 2022, the Company amended and restated its Second Amended Credit Facility by entering into the Third Amendment to the Credit Agreement (the “Third Amendment” or the “Third Amended Credit Facility”). Among other things, the Third Amendment: (i) increased the credit facility from $100.0 million to $125.0 million; (ii) eliminated the term loan and principal amortization components of the credit facility; (iii) removed the Company’s capital expenditure covenant; (iv) enhanced flexibility for certain covenants and restrictions; and (v) lowered the spread within the Company’s cost of borrowing and will transition to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of June 28, 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of June 28, 2022, we had $32.2 million of outstanding borrowings under our credit facility. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.3 million on an annualized basis.

Commodity Price Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. However, during the first half of 2022, due to the volatility in several commodity markets and driven by vendor availability, many of our contracts were shorter duration than typical and, in some cases, were based on floating rate prices rather than fixed rate. As a result, we saw higher cost of food in the first half than in prior periods. Despite these increases, we believe we have material pricing power with our guests that allows us to adjust our menu pricing or change our product delivery strategy without impact to the demand for our brand. However, increases in commodity prices, without adjustments to our menu prices, have and could continue to increase restaurant operating costs as a percentage of restaurant revenue.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage requirements directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material which we experienced in the first two quarters of 2022. Over the past five years, inflation has not significantly affected our operating results with the exception of the current commodity and construction inflation experienced in the first two quarters of 2022 and increased wage inflation that affected our results from 2017 through the first two quarters of 2022. We expect inflation may continue to affect our results in the near future.

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2022, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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
10.1
Third Amendment to Credit Agreement dated July 27, 2022, by and among Noodles & Company, each of the Guarantors signatory thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Issuer and the lenders signatory thereto

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

NOODLES & COMPANY
By:	/s/ CARL LUKACH
Carl Lukach Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	July 28, 2022