Form 10-Q
period 2022-09-27
NOODLES & Co
filed 2022-11-04
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2022
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2022
Class A Common Stock, $0.01 par value per share	46,024,561 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 27, 2022	December 28, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,840	$2,255
Accounts receivable	5,122	3,958
Inventories	10,051	9,404
Prepaid expenses and other assets	4,411	6,837
Income tax receivable	227	108
Total current assets	21,651	22,562
Property and equipment, net	124,432	119,276
Operating lease assets, net	188,044	188,440
Goodwill	7,154	7,154
Intangibles, net	624	668
Other assets, net	1,343	3,359
Total long-term assets	321,597	318,897
Total assets	$343,248	$341,459
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,599	$15,543
Accrued payroll and benefits	11,379	18,600
Accrued expenses and other current liabilities	11,537	13,791
Current operating lease liabilities	27,942	26,617
Current portion of long-term debt	—	2,031
Total current liabilities	66,457	76,582
Long-term debt, net	36,141	18,931
Long-term operating lease liabilities, net	195,971	200,243
Deferred tax liabilities, net	228	269
Other long-term liabilities	8,070	7,801
Total liabilities	306,867	303,826

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of September 27, 2022 and December 28, 2021; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of September 27, 2022 and December 28, 2021; 48,443,794 issued and 46,019,923 outstanding as of September 27, 2022 and 48,125,151 issued and 45,701,280 outstanding as of December 28, 2021	484	481
Treasury stock, at cost, 2,423,871 shares as of September 27, 2022 and December 28, 2021	(35,000)	(35,000)
Additional paid-in capital	210,260	207,226
Accumulated deficit	(139,363)	(135,074)
Total stockholders’ equity	36,381	37,633
Total liabilities and stockholders’ equity	$343,248	$341,459
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Revenue:
Restaurant revenue	$126,638	$123,094	$364,873	$354,553
Franchising royalties and fees, and other	2,743	2,032	8,137	5,799
Total revenue	129,381	125,126	373,010	360,352
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	35,528	30,946	101,963	88,728
Labor	39,049	36,896	113,370	108,128
Occupancy	11,135	11,426	33,358	34,594
Other restaurant operating costs	22,709	21,529	67,367	62,816
General and administrative	11,596	12,187	36,180	36,094
Depreciation and amortization	5,826	5,571	17,310	16,734
Pre-opening	337	125	1,098	346
Restaurant impairments, closure costs and asset disposals	1,672	1,126	5,032	2,747
Total costs and expenses	127,852	119,806	375,678	350,187
Income (loss) from operations	1,529	5,320	(2,668)	10,165
Interest expense, net	735	594	1,661	1,714
Income (loss) before taxes	794	4,726	(4,329)	8,451
(Benefit from) provision for income taxes	(1)	29	(40)	48
Net income (loss)	$795	$4,697	$(4,289)	$8,403
Earnings (loss) per Class A and Class B common stock, combined
Basic	$0.02	$0.10	$(0.09)	$0.19
Diluted	$0.02	$0.10	$(0.09)	$0.18
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	46,010,824	45,635,455	45,872,893	45,414,332
Diluted	46,197,511	46,382,509	45,872,893	46,134,994
See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—June 28, 2022	48,384,193	$484	2,423,871	$(35,000)	$209,561	$(140,158)	$34,887
Stock plan transactions and other	59,601	—	—	—	(56)	—	(56)
Stock-based compensation expense	—	—	—	—	755	—	755
Net income	—	—	—	—	—	795	795
Balance—September 27, 2022	48,443,794	$484	2,423,871	$(35,000)	$210,260	$(139,363)	$36,381

Balance—June 29, 2021	48,011,761	$480	2,423,871	$(35,000)	$204,996	$(135,033)	$35,443
Stock plan transactions and other	54,155	1	—	—	(203)	—	(202)
Stock-based compensation expense	—	—	—	—	1,164	—	1,164
Net income	—	—	—	—	—	4,697	4,697
Balance—September 28, 2021	48,065,916	$481	2,423,871	$(35,000)	$205,957	$(130,336)	$41,102

	Three Fiscal Quarters Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 28, 2021	48,125,151	$481	2,423,871	$(35,000)	$207,226	$(135,074)	$37,633
Stock plan transactions and other	318,643	3	—	—	(376)	—	(373)
Stock-based compensation expense	—	—	—	—	3,410	—	3,410
Net loss	—	—	—	—	—	(4,289)	(4,289)
Balance—September 27, 2022	48,443,794	$484	2,423,871	$(35,000)	$210,260	$(139,363)	$36,381

Balance—December 29, 2020	46,807,587	$468	2,423,871	$(35,000)	$202,970	$(138,739)	$29,699
L Catterton warrants exercised	975,458	10	—	—	(10)	—	—
Stock plan transactions and other	282,871	3	—	—	(484)	—	(481)
Stock-based compensation expense	—	—	—	—	3,481	—	3,481
Net income	—	—	—	—	—	8,403	8,403
Balance—September 28, 2021	48,065,916	$481	2,423,871	$(35,000)	$205,957	$(130,336)	$41,102
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Fiscal Quarters Ended
	September 27, 2022	September 28, 2021
Operating activities
Net (loss) income	$(4,289)	$8,403
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,310	16,734
Deferred income taxes	(41)	41
Restaurant impairments, closure costs and asset disposals	1,688	1,441
Amortization of debt issuance costs	627	333
Stock-based compensation	3,354	3,436
Gain on insurance proceeds	—	(406)
Changes in operating assets and liabilities:
Accounts receivable	(1,210)	(431)
Inventories	(709)	(221)
Prepaid expenses and other assets	923	(1,893)
Accounts payable	(592)	3,149
Income taxes	(119)	(22)
Operating lease assets and liabilities	(2,440)	(649)
Accrued expenses and other liabilities	(6,682)	(19)
Net cash provided by operating activities	7,820	29,896
Investing activities
Purchases of property and equipment	(22,549)	(12,965)
Insurance proceeds received for property damage	—	406
Proceeds from restaurant divestitures	1,577	—
Net cash used in investing activities	(20,972)	(12,559)
Financing activities
Net borrowings from swing line loan	4,967	—
Proceeds from borrowings on long-term debt	43,512	—
Payments on long-term debt	(32,850)	(20,118)
Payments on finance leases	(1,442)	(1,429)
Debt issuance costs	(1,077)	—
Stock plan transactions and tax withholding on share-based compensation awards	(373)	(481)
Net cash provided by (used in) financing activities	12,737	(22,028)
Net decrease in cash and cash equivalents	(415)	(4,691)
Cash and cash equivalents
Beginning of period	2,255	7,840
End of period	$1,840	$3,149
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of September 27, 2022, the Company had 459 restaurants system-wide in 31 states, comprised of 366 company-owned restaurants and 93 franchise restaurants. The Company operates its business as one operating and reportable segment.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2022, which ends on January 3, 2023 contains 53 weeks and fiscal year 2021, which ended on December 28, 2021, contained 52 weeks. The Company’s fiscal quarter that ended September 27, 2022 is referred to as the third quarter of 2022, and the fiscal quarter ended September 28, 2021 is referred to as the third quarter of 2021.

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company adopted this pronouncement in the third quarter of 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	September 27, 2022	December 28, 2021
Delivery program receivables	$1,445	$1,467
Vendor rebate receivables	705	695
Franchise receivables	1,940	644
Other receivables	1,032	1,152
Accounts receivable	$5,122	$3,958

Prepaid expenses and other assets consist of the following (in thousands):

	September 27, 2022	December 28, 2021
Prepaid insurance	$1,409	$853
Prepaid occupancy related costs	91	73
Current assets held for sale (1)	—	3,514
Prepaid expenses	2,789	2,272
Other current assets	122	125
Prepaid expenses and other assets	$4,411	$6,837
_____________________________
(1) Current assets held for sale as of December 28, 2021 included assets held in connection with the divestiture of 15 company-owned restaurants to a franchisee (“Warner Sale”) which closed in January 2022.

Property and equipment, net, consists of the following (in thousands):

	September 27, 2022	December 28, 2021
Leasehold improvements	$206,694	$197,722
Furniture, fixtures and equipment	144,961	140,698
Construction in progress	10,354	6,306
	362,009	344,726
Accumulated depreciation and amortization	(237,577)	(225,450)
Property and equipment, net	$124,432	$119,276

Accrued payroll and benefits consist of the following (in thousands):

	September 27, 2022	December 28, 2021
Accrued payroll and related liabilities	$7,384	$9,851
Accrued bonus	981	5,078
Insurance liabilities	3,014	3,671
Accrued payroll and benefits	$11,379	$18,600

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 27, 2022	December 28, 2021
Gift card liability	$2,095	$2,850
Occupancy related	1,242	1,615
Utilities	1,427	1,302
Current portion of finance lease liability	2,207	1,956
Liabilities held for sale (1)	—	1,671
Accrued interest	225	271
Insurance liabilities	400	393
Other restaurant expense accruals	1,556	995
Other corporate expense accruals	2,385	2,738
Accrued expenses and other current liabilities	$11,537	$13,791
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
On June 16, 2020, the Company amended its First Amended Credit Facility by entering into the Second Amendment to the Credit Agreement (the “Second Amendment” and the First Amended Credit Facility, as amended, or the “Second Amended Credit Facility”).
On July 27, 2022, the Company amended and restated its Second Amended Credit Facility by entering into the Third Amendment to the Credit Agreement (the “Third Amendment” or the “Third Amended Credit Facility”) which matures on July 27, 2027. Among other things, the Third Amendment: (i) increased the credit facility from $100.0 million to $125.0 million; (ii) eliminated the term loan and principal amortization components of the credit facility; (iii) removed the Company’s capital expenditure covenant; (iv) enhanced flexibility for certain covenants and restrictions; and (v) lowered the spread within the Company’s cost of borrowing and transitioned from LIBOR to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio. In connection with the Third Amendment, the Company wrote off a portion of the unamortized debt issuance costs related to the Second Amended Credit Facility in the amount of $0.3 million in the third quarter of 2022.
As of September 27, 2022, the Company had $37.9 million of indebtedness (excluding $1.7 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the Third Amended Credit Facility. As of September 27, 2022, the Company had cash on hand of $1.8 million.
The Company’s outstanding indebtedness bore interest at rates between 2.35% to 7.50% during the first three quarters of 2022.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of September 27, 2022.
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

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of September 27, 2022 and September 28, 2021 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
(Benefit from) provision for income taxes	$(1)	$29	$(40)	$48
Effective tax rate	(0.1)%	0.6%	0.9%	0.6%

The effective tax rate for the third quarter of 2022 and the first three quarters of 2022 reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2022, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

6. Stock-Based Compensation

The Company’s Stock Incentive Plan (the “Plan”), as amended and restated in May of 2013, authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units and incentive bonuses to employees, officers, non-employee directors and other service providers. As of September 27, 2022, approximately 2.0 million share-based awards were available to be granted under the Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Stock-based compensation expense	$751	$1,177	$3,419	$3,590
Capitalized stock-based compensation expense	$18	$11	$56	$45

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Restaurant impairments (1)	$412	$536	$1,186	$1,216
Closure costs (1)	370	236	1,224	829
Loss on disposal of assets and other	890	354	2,622	702
	$1,672	$1,126	$5,032	$2,747
_____________________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.

The Company impaired two restaurants during the third quarter of 2022 and four restaurants in the first three quarters of 2022. There was one restaurant impairment in the third quarter of 2021 and two restaurant impairments during the first three quarters of 2021. Impairment is based on management’s current assessment of the expected future cash flows of a restaurant based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and is determined by comparing the carrying value of restaurant assets to the estimated fair value of the restaurant assets at resale value and the right-

of-use asset based on a discounted cash flow analysis utilizing market lease rates. The Company will continue to monitor the impact from the COVID-19 pandemic as it relates to recoverability of long-lived assets.

Closure costs in the third quarter of 2022 include ongoing costs related to restaurants closed in previous years as well as two company-owned restaurant closures during the first three quarters of 2022. The Company did not close any restaurants in the third quarter of 2022. Closure costs in the third quarter of 2021 and the first three quarters of 2021 include ongoing costs related to restaurants closed in previous years as well as eight restaurant closures in the first three quarters of 2021.

Loss on disposal of assets and other for the third quarter and the first three quarters of 2022 includes expenses related to the divestiture of company-owned restaurants related to the Warner Sale as well as lease related costs. Both periods include disposals of assets in the normal course of business. Loss on disposal of assets and other for the first three quarters of 2021 includes a gain on insurance proceeds from property damage.

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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Net income (loss)	$795	$4,697	$(4,289)	$8,403
Shares:
Basic weighted average shares outstanding	46,010,824	45,635,455	45,872,893	45,414,332
Effect of dilutive securities	186,687	747,054	—	720,662
Diluted weighted average shares outstanding	46,197,511	46,382,509	45,872,893	46,134,994
Earnings (loss) per share:
Basic earnings (loss) per share	$0.02	$0.10	$(0.09)	$0.19
Diluted earnings (loss) per share	$0.02	$0.10	$(0.09)	$0.18

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings (loss) per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards that were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive totaled 1,810,346 and 359,211 for the third quarters of 2022 and 2021, respectively, and totaled 2,364,003 and 479,494 for the first three quarters of 2022 and 2021, respectively.

9. Leases
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		September 27, 2022	December 28, 2021
Assets
Operating	Operating lease assets, net	$188,044	$188,440
Finance	Property and equipment	5,792	6,394
Total leased assets		$193,836	$194,834
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$27,942	$26,617
Finance	Accrued expenses and other current liabilities	2,207	1,956
Long-term lease liabilities
Operating	Long-term operating lease liabilities	195,971	200,243
Finance	Other long-term liabilities	4,026	4,654
Total lease liabilities		$230,146	$233,470

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.8 million and $0.4 million for the third quarter of 2022 and 2021, and $2.4 million and $1.4 million for the first three quarters of 2022 and 2021, respectively.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Cash paid for lease liabilities:
Operating leases	$10,459	$11,285	$31,318	$30,880
Finance leases	538	583	1,751	1,807
	$10,997	$11,868	$33,069	$32,687
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$9,351	$4,110	$17,458	$10,806
Finance leases	444	—	1,287	700
	$9,795	$4,110	$18,745	$11,506

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the three quarters ended September 27, 2022 and September 28, 2021 (in thousands):

	September 27, 2022	September 28, 2021
Interest paid (net of amounts capitalized)	$749	$1,163
Income taxes paid	123	30
Purchases of property and equipment accrued in accounts payable	5,970	3,777

11. Revenue Recognition

Revenue

Revenue consists of sales from restaurant operations, franchise royalties and fees, and sublease income. Revenue from the operation of company-owned restaurants is recognized when sales occur. The Company reports revenue net of sales tax collected from customers and remitted to governmental taxing authorities.

Gift Cards

The Company sells gift cards which do not have an expiration date, and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company has determined that approximately 13% of gift cards will not be redeemed, and recognizes gift card breakage ratably over the estimated redemption period of the gift card, which is approximately 24 months. Gift card liability balances are typically highest at the end of each calendar year following increased gift card purchases during the holiday season.

As of September 27, 2022 and December 28, 2021, the current portion of the gift card liability, $2.1 million and $2.9 million, respectively, was included in accrued expenses and other current liabilities, and the long-term portion, $0.4 million and $0.6 million, respectively, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $0.8 million and $0.6 million for the third quarters of 2022 and 2021, and $2.6 million and $2.5 million for the first three quarters of 2022 and 2021, respectively.

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
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed based upon the Company’s historical redemption patterns. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of September 27, 2022 and December 28, 2021, the deferred revenue related to the rewards was $0.5 million and $0.4 million, respectively and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
12. Commitments and Contingencies

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 27, 2022. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding projected capital expenditures, estimated costs associated with our closure of underperforming restaurants, the implementation and results of strategic initiatives, the impact of the COVID-19 pandemic, including on our revenue and balance sheet and our future financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, conditions beyond our control such as weather, natural disasters, disease outbreaks, epidemics or pandemics impacting our customers or food supplies; consumer reaction to industry related public health issues and health pandemics, including developments related to the COVID-19 pandemic, and perceptions of food safety, our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including new restaurant initiatives and operational strategies to improve the performance of our restaurant portfolio; our ability to maintain compliance with debt covenants and continue to access financing necessary to execute our business strategy; the success of our marketing efforts; our ability to open new restaurants on schedule; current economic conditions including any impact from inflation or an economic recession; price and availability of commodities; our ability to adequately staff our restaurants; changes in labor costs; consumer confidence and spending patterns; seasonal factors; and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended December 28, 2021.

Our Ongoing Response to the COVID-19 Pandemic

The ongoing global pandemic of the COVID-19 virus and its variants (“COVID-19 pandemic”) had a significant impact on the restaurant industry. Our business has been adversely affected by the COVID-19 pandemic in varying degrees through occasional temporarily closed restaurants and reduced operating hours, disruption in our supply chain and shortages in the labor required to operate our restaurants. We believe that we will continue to successfully navigate any residual challenges associated with the COVID-19 pandemic given our investments in our off-premise and digital channels and the consumer demand for our brand.

Recent Trends, Risks and Uncertainties

Revenue. During 2022, we have implemented greater menu price increases relative to historical years as a result of ongoing inflation in our cost of food, wages and general restaurant expenses. Our price increases have been implemented through our owned channels in addition to applying a pricing premium for third party delivery. If we continue to see inflationary pressures on our cost of operations, we may continue to further increase menu price in the future. In addition, our revenue is highly dependent on our customers’ future willingness to order from restaurants given consumer inflationary and pressures and recessionary market dynamics.

Revenue has also been favorably impacted by recent restaurant openings not in the Company’s comparable restaurant base, many of which offer order ahead drive-thru pickup windows. Our new restaurants continue to perform as a group at the highest sales level of any class of new restaurants in the Company’s history.

Cost of Sales. We have incurred incremental costs of sales driven by historical and ongoing volatility in the commodity and food ingredients markets, particularly with our chicken products, in addition to an increase in packaging costs and distribution. We have seen a shortage in labor at some of our food suppliers, which in some cases has resulted in increased costs of food or transportation. However, throughout the third quarter of 2022, the commodity markets underlying our cost of food began to improve materially, particularly in regards to the price of chicken, which is expected to be realized in the fourth quarter of 2022 and 2023. Throughout these periods of volatility, we have continued to work with our suppliers for ongoing supply chain efficiencies, including managing food waste and adding additional suppliers as necessary. To date, there has been minimal disruption in maintaining adequate food supply, packaging and other ingredients to our restaurants, though it is possible that more significant disruptions could occur if volatility in the labor and commodity markets continue.

Labor Costs. During the third quarter of 2022, we saw sustained improvement in the availability of labor in many of the markets where we operate. However, we continued to see wage inflation within the industry driven in part by high competition for restaurant workers in many jurisdictions in which we operate. We were able to partially mitigate the impact of these market factors through a continued focus on our hiring process and retaining existing employees, in addition to maximizing efficiencies of labor hour usage per restaurant. Significant government-imposed wage increases and continued market factors could materially affect our labor costs.

Other Restaurant Operating Costs. We have incurred and expect to continue to incur third-party delivery fees resulting from significant usage of third-party delivery services as well as increased utility costs driven by volatility in the energy markets reflecting an increase in utility rates.

Restaurant Development. In the first three quarters of 2022, we opened eleven new company-owned restaurants and three franchise restaurants and we sold 15 company-owned restaurants to a franchisee connected to the Warner Sale. Included in the refranchise deal, in January 2022 we entered into a twelve-year growth plan commitment with a new franchise partner, which will operate in California under this agreement and includes development of 40 new locations throughout the state. As of September 27, 2022, we had 366 company-owned restaurants and 93 franchise restaurants in 31 states. We have incorporated increased unit development into our strategic growth plan for 2022 and beyond with a plan to develop a pipeline to support an annual long term unit growth rate of approximately 5% in 2022 and 7% in 2023.

Certain Restaurant Closures. We permanently closed two company-owned restaurants in the first three quarters of 2022. We currently do not anticipate a significant number of permanent restaurant closures in the foreseeable future; however, we may from time to time permanently close certain restaurants, including permanent closures at, or near, the expiration of the leases for these restaurants.

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

Seasonal factors cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters, due to reduced winter and holiday traffic, and is typically higher in the second and third quarters. As a result of these factors, as well as the magnitude of the COVID-19 pandemic, our quarterly operating results and comparable restaurant sales may fluctuate significantly.

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

EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization, restaurant impairments, closure costs and asset disposals, acquisition costs and stock-based compensation.

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

Results of Operations

The following table presents a reconciliation of net income (loss) to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
	(in thousands, unaudited)
Net income (loss)	$795	$4,697	$(4,289)	$8,403
Depreciation and amortization	5,826	5,571	17,310	16,734
Interest expense, net	735	594	1,661	1,714
(Benefit from) provision for income taxes	(1)	29	(40)	48
EBITDA	$7,355	$10,891	$14,642	$26,899
Restaurant impairments, closure costs and asset disposals (1)	1,672	1,126	5,032	2,747
Stock-based compensation expense	751	1,177	3,419	3,590
Fees and costs related to transactions and other acquisition/disposition costs	7	—	70	—
Adjusted EBITDA	$9,785	$13,194	$23,163	$33,236
_____________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Company-Owned Restaurant Activity
Beginning of period	363	374	372	378
Openings	3	2	11	4
Closures	—	(2)	(2)	(8)
Divestitures (1)	—	—	(15)	—
Restaurants at end of period	366	374	366	374
Franchise Restaurant Activity
Beginning of period	93	77	76	76
Openings	1	—	3	1
Acquisitions (1)	—	—	15	—
Closures	(1)	(1)	(1)	(1)
Restaurants at end of period	93	76	93	76
Total restaurants	459	450	459	450
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

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
	(unaudited)
Revenue:
Restaurant revenue	97.9%	98.4%	97.8%	98.4%
Franchising royalties and fees, and other	2.1%	1.6%	2.2%	1.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	28.1%	25.1%	27.9%	25.0%
Labor	30.8%	30.0%	31.1%	30.5%
Occupancy	8.8%	9.3%	9.1%	9.8%
Other restaurant operating costs	17.9%	17.5%	18.5%	17.7%
General and administrative	9.0%	9.7%	9.7%	10.0%
Depreciation and amortization	4.5%	4.5%	4.6%	4.6%
Pre-opening	0.3%	0.1%	0.3%	0.1%
Restaurant impairments, closure costs and asset disposals	1.3%	0.9%	1.3%	0.8%
Total costs and expenses	98.8%	95.7%	100.7%	97.2%
Income (loss) from operations	1.2%	4.3%	(0.7)%	2.8%
Interest expense, net	0.6%	0.5%	0.4%	0.5%
Income (loss) before taxes	0.6%	3.8%	(1.2)%	2.3%
(Benefit from) provision for income taxes	—%	—%	—%	—%
Net income (loss)	0.6%	3.8%	(1.2)%	2.3%

Third Quarter Ended September 27, 2022 Compared to Third Quarter Ended September 28, 2021

The table below presents our unaudited operating results for the third quarters of 2022 and 2021, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	September 27, 2022	September 28, 2021	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$126,638	$123,094	$3,544	2.9%
Franchising royalties and fees, and other	2,743	2,032	711	35.0%
Total revenue	129,381	125,126	4,255	3.4%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	35,528	30,946	4,582	14.8%
Labor	39,049	36,896	2,153	5.8%
Occupancy	11,135	11,426	(291)	(2.5)%
Other restaurant operating costs	22,709	21,529	1,180	5.5%
General and administrative	11,596	12,187	(591)	(4.8)%
Depreciation and amortization	5,826	5,571	255	4.6%
Pre-opening	337	125	212	169.6%
Restaurant impairments, closure costs and asset disposals	1,672	1,126	546	48.5%
Total costs and expenses	127,852	119,806	8,046	6.7%
Income from operations	1,529	5,320	(3,791)	(71.3)%
Interest expense, net	735	594	141	23.7%
Income before income taxes	794	4,726	(3,932)	(83.2)%
(Benefit from) provision for income taxes	(1)	29	(30)	(103.4)%
Net income	$795	$4,697	$(3,902)	(83.1)%
Company-owned:
Average unit volume	$1,387	$1,377	$10	0.7%
Comparable restaurant sales	3.4%	15.3%
________________
*Not meaningful.

Revenue

Total revenue increased $4.3 million in the third quarter of 2022, or 3.4%, to $129.4 million, compared to $125.1 million in the third quarter of 2021. This increase was primarily due to sales growth in the comparable restaurant base in addition to an incremental $3.5 million benefit from new restaurant openings since the beginning of the third quarter of 2021. This increase was partially offset by the refranchising of 15 company-owned restaurants in January of 2022, which equated to an approximate $4.5 million decline in sales in the third quarter of 2022. System-wide comparable restaurant sales increased 2.1% in the third quarter of 2022 compared to the same period of 2021, comprised of a 3.4% increase at company-owned restaurants and a 3.8% decrease at franchise-owned restaurants. The decline in comparable restaurant sales for franchise restaurants is due to a challenging comparison of year over year growth due to strong franchise performance in 2021. The comparable restaurant sales increase in the third quarter of 2022 reflects momentum in our in-person channels, in addition to price increases in our core menu.
AUV increased year-over-year due to pricing increases for our core menu offering, in addition to growth in off-premise sales, including digital, and growth in dine-in sales.

Cost of Sales

Cost of sales increased by $4.6 million, or 14.8%, in the third quarter of 2022 compared to the same period of 2021, due to the increase in restaurant revenue as well as increased commodity costs. As a percentage of restaurant revenue, cost of sales increased to 28.1% in the third quarter of 2022 compared to 25.1% in third quarter of 2021 primarily due to overall higher food and ingredient commodity pricing, particularly with our protein costs, in addition to higher promotional discounts, partially offset by supply chain savings initiatives.

Labor Costs

Labor costs increased by $2.2 million, or 5.8%, in the third quarter of 2022 compared to the same period of 2021, due primarily to the increase in restaurant revenue as well as wage inflation. As a percentage of restaurant revenue, labor costs increased to 30.8% in the third quarter of 2022 from 30.0% in the third quarter of 2021 as a result of increases in base wage inflation and health insurance costs, which were partially offset by labor efficiencies and lower incentive pay.

Occupancy Costs

Occupancy costs decreased by $0.3 million, or 2.5%, in the third quarter of 2022 compared to the third quarter of 2021, primarily due to refranchising 15 company-owned restaurants in January of 2022, as well as the impact of restaurants closed since the beginning of the third quarter of 2021. As a percentage of revenue, occupancy costs decreased to 8.8% in the third quarter of 2022, compared to 9.3% in the third quarter of 2021 as a result of sales leverage as well as the impact of the refranchising.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $1.2 million, or 5.5%, in the third quarter of 2022 compared to the third quarter of 2021, due to the increase in third-party delivery fees as well as increases in utilities. As a percentage of restaurant revenue, other restaurant operating costs increased to 17.9% in the third quarter of 2022 compared to 17.5% in the third quarter of 2021. Third-party delivery fees were 5.5% and 5.3% of total revenue for the third quarters of 2022 and 2021, respectively.

General and Administrative Expense

General and administrative expense decreased by $0.6 million, or 4.8% in the third quarter of 2022 compared to the third quarter of 2021, due primarily to a reduction in employee related costs including incentive related costs offset by increases in expenses related to the Company’s return to normal business operations. As a percentage of revenue, general and administrative expense decreased to 9.0% in the third quarter of 2022 from 9.7% in the third quarter of 2021.

Depreciation and Amortization

Depreciation and amortization increased by $0.3 million or 4.6% in the third quarter of 2022 compared to the third quarter of 2021, due primarily to new asset additions for restaurants opened partially offset by restaurant closures since the third quarter of 2021.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased $0.5 million in the third quarter of 2022 compared to the third quarter of 2021 due to expenses related to the divestiture of company-owned restaurants to franchisees in connection with the Warner Sale and restaurant impairments. There were two restaurants impaired in the third quarter of 2022 and one restaurant impaired in the third quarter of 2021. Both periods include disposals of assets in the normal course of business.

Interest Expense

Interest expense increased $0.1 million in the third quarter of 2022 compared to the third quarter of 2021, due to higher interest rates and the write off of a portion of the unamortized debt issuance costs related to the Second Amended Credit Facility, partially offset by higher capitalized interest in the third quarter of 2022 as compared to the third quarter of 2021.

Provision for Income Taxes

The effective tax rate for the third quarter of 2022 and for the third quarter of 2021 reflect the impact of the previously recorded valuation allowance. For the remainder of fiscal 2022, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Three Quarters Ended September 27, 2022 Compared to Three Quarters Ended September 28, 2021

The table below presents our unaudited operating results for the first three quarters of 2022 and 2021, and the related period-over-period changes.

	Three Fiscal Quarters Ended		Increase / (Decrease)
	September 27, 2022	September 28, 2021	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$364,873	$354,553	$10,320	2.9%
Franchising royalties and fees, and other	8,137	5,799	2,338	40.3%
Total revenue	373,010	360,352	12,658	3.5%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	101,963	88,728	13,235	14.9%
Labor	113,370	108,128	5,242	4.8%
Occupancy	33,358	34,594	(1,236)	(3.6)%
Other restaurant operating costs	67,367	62,816	4,551	7.2%
General and administrative	36,180	36,094	86	0.2%
Depreciation and amortization	17,310	16,734	576	3.4%
Pre-opening	1,098	346	752	*
Restaurant impairments, closure costs and asset disposals	5,032	2,747	2,285	83.2%
Total costs and expenses	375,678	350,187	25,491	7.3%
(Loss) income from operations	(2,668)	10,165	(12,833)	*
Interest expense, net	1,661	1,714	(53)	(3.1)%
(Loss) income before taxes	(4,329)	8,451	(12,780)	*
(Benefit from) provision for income taxes	(40)	48	(88)	*
Net (loss) income	$(4,289)	$8,403	$(12,692)	*
Company-owned:
Average unit volumes	$1,353	$1,298	$55	4.2%
Comparable restaurant sales	4.6%	25.4%
________________
*Not meaningful.

Revenue

Total revenue increased by $12.7 million, or 3.5%, in the first three quarters of 2022, to $373.0 million compared to $360.4 million in the same period of 2021. This increase was primarily due to the increase in comparable restaurant sales and an incremental benefit of $8.6 million in sales for new restaurant openings since the beginning of the third quarter of 2021. This increase was partially offset by the impact of refranchising 15 company-owned restaurants of approximately $12.6 million.

Comparable restaurant sales increased 4.6% at company-owned restaurants, increased 4.0% at franchise-owned restaurants and increased 4.5% system-wide in the first three quarters of 2022. The comparable restaurant sales improvement in the first three quarters of 2022 was primarily driven by continued momentum in both digital and in-person channels, as well as several price increases implemented on our core menu.
AUV, which normalizes for the impact of temporary restaurant closures, increased year-over-year due to pricing increases for our core menu offerings, in addition to strong off-premise sales, including digital, and growth in dine-in sales.

Cost of Sales

Cost of sales increased by $13.2 million, or 14.9%, in the first three quarters of 2022 compared to the same period of 2021, due primarily to the increase in restaurant sales and commodity inflation. As a percentage of restaurant revenue, cost of sales increased to 27.9% in the first three quarters of 2022 compared to 25.0% in the first three quarters of 2021, primarily due to increases in certain commodity costs, particularly with our protein costs, and higher discounts partially offset by supply chain savings initiatives.

Labor Costs

Labor costs increased by $5.2 million, or 4.8%, in the first three quarters of 2022 compared to the same period of 2021, due primarily to the increase in restaurant sales in addition to wage inflation. As a percentage of restaurant revenue, labor costs increased to 31.1% in the first three quarters of 2022 compared to 30.5% in the first three quarters of 2021. The increase as a percentage of restaurant revenue was primarily due to accelerating wage inflation partially offset by labor initiatives and lower incentive pay.

Occupancy Costs

Occupancy costs decreased by $1.2 million, or 3.6%, in the first three quarters of 2022 compared to the first three quarters of 2021, due primarily to refranchising 15 company-owned restaurants in January of 2022, as well as the impact of restaurants closed or impaired since the beginning of the third quarter of 2021. As a percentage of revenue, occupancy costs decreased to 9.1% in first three quarters of 2022, compared to 9.8% in the first three quarters of 2021, primarily due to sales leverage.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $4.6 million, or 7.2%, in the first three quarters of 2022 compared to the first three quarters of 2021. As a percentage of restaurant revenue, other restaurant operating costs increased to 18.5% in the first three quarters of 2022, compared to 17.7% in the first three quarters of 2021, due primarily to higher third-party delivery fees and increases in utility rates. Third-party delivery fees were 5.7% and 5.4% of total revenue for the first three quarters of 2022 and 2021, respectively.

General and Administrative Expense

General and administrative expense increased by $0.1 million, or 0.2%, in the first three quarters of 2022 compared to the first three quarters of 2021, primarily due to increases in software maintenance, recruiting costs and travel related expenses, partially offset by a reduction in bonus expense. As a percentage of revenue, general and administrative expense decreased to 9.7% in the first three quarters of 2022 from 10.0% in the first three quarters of 2021.

Depreciation and Amortization

Depreciation and amortization increased by $0.6 million, or 3.4%, in the first three quarters of 2022 compared to the first three quarters of 2021, primarily due to new asset additions. As a percentage of revenue, depreciation and amortization remained relatively flat in the first three quarters of 2022 compared to the first three quarters of 2021.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased by $2.3 million in the first three quarters of 2022 compared to the first three quarters of 2021. The increase was largely due to the expenses from the divestiture of company-owned restaurants in January 2022 as well as other lease related costs. Additionally, expenses in the prior comparable period were partially offset by a gain on insurance proceeds from a property damage. There were four restaurant impairments in the first three quarters of 2022 compared to two restaurant impairments in the first three quarters of 2021.

Interest Expense

Interest expense decreased by $0.1 million in the first three quarters of 2022 compared to the same period of 2021. The decrease was mainly due to lower average borrowings in the first three quarters of 2022 compared to the first three quarters of 2021.

Provision for Income Taxes

The effective tax rate for the first three quarters of 2022 and for the first three quarters of 2021 reflect the impact of the previously recorded valuation allowance. For the remainder of fiscal 2022, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax. We estimate the annual effective tax rate for 2022 to be between 0.25% and 1.25%.

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

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Three Fiscal Quarters Ended
	September 27, 2022	September 28, 2021
Net cash provided by operating activities	$7,820	$29,896
Net cash used in investing activities	(20,972)	(12,559)
Net cash provided by (used in) financing activities	12,737	(22,028)
Net decrease in cash and cash equivalents	$(415)	$(4,691)

Operating Activities

Net cash provided by operating activities was $7.8 million in the three quarters of 2022 compared to $29.9 million in the three quarters of 2021. The decrease in operating cash flows resulted primarily from a decrease in net income, as well as working capital changes during the first three quarters of 2022 compared to the prior period of 2021. Working capital variance includes uses of cash related to payroll timing, decreases in liabilities held for sale related to the Warner Sale and changes in other accrued expenses.

Investing Activities

Net cash used in investing activities increased $8.4 million in the three quarters of 2022 from $12.6 million in the three quarters of 2021. This increase was primarily due to investments in eleven new restaurant openings in the first three quarters of 2022 compared to four new restaurant openings in 2021.

Financing Activities

Net cash provided by financing activities was $12.7 million in the three quarters of 2022 related to draws on our revolving credit facility to fund new restaurant openings partially offset by debt issuance costs and payments on finance leases.

Capital Resources

Future Capital Expenditure Requirements. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants as well as information technology expenses and other general corporate capital expenditures.

We estimate capital expenditures will be approximately $30.0 million to $33.0 million for fiscal year 2022, including $7.0 million to $10.0 million in the fourth quarter, primarily for the opening of company-owned restaurants before any reductions for landlord reimbursements, reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by currently available cash and cash equivalents, cash flows from operations and if necessary, undrawn capacity under our revolving credit line.

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

Liquidity. As of September 27, 2022, we had a cash balance of $1.8 million compared to $2.3 million as of December 28, 2021. The amount available for future borrowings under our Third Amended Credit Facility was $84.2 million compared to $60.9 million under our Second Amended Credit Facility as of June 28, 2022. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and available borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs, new restaurant openings, and capital improvements and maintenance of existing restaurants for at least the next twelve months.

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
On June 16, 2020, we amended our First Amended Credit Facility by entering into the Second Amendment to the Credit Agreement (the “Second Amendment” and the First Amended Credit Facility, as amended, the “Second Amended Credit Facility”).
On July 27, 2022, we amended and restated our Second Amended Credit Facility by entering into the Third Amendment to the Credit Agreement (the “Third Amendment” or the “Third Amended Credit Facility”) which matures on July 27, 2027. Among other things, the Third Amendment: (i) increased the credit facility from $100.0 million to $125.0 million; (ii) eliminated the term loan and principal amortization components of the credit facility; (iii) removed the our capital expenditure covenant; (iv) enhanced flexibility for certain covenants and restrictions; and (v) lowered the spread within our cost of borrowing and transitioned to the SOFR plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio. Our Third Amended Credit Facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.
As of September 27, 2022, we had $37.9 million of indebtedness (excluding $1.7 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the Third Amended Credit Facility.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of September 27, 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of September 27, 2022, we had $37.9 million of outstanding borrowings under our credit facility with an average interest rate during the third quarter of 2022 of 4.97%, compared to 3.42% during the third quarter of 2021, driven by an increase in market base rates. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.4 million on an annualized basis.

Commodity Price Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. However, during the first three quarters of 2022, due to the volatility in several commodity markets and driven by vendor availability, many of our contracts were shorter duration than typical and, in some cases, were based on floating rate prices rather than fixed rate. As a result, we saw higher cost of food in the first three quarters than in prior periods. Despite these increases, we believe we have material pricing power with our guests that allows us to adjust our menu pricing or change our product delivery strategy without impact to the demand for our brand. Although the overall cost of food remains high, throughout the third quarter of 2022 the commodity markets underlying our cost of food began to improve materially, particularly in regards to the price of chicken which is expected to be realized in fourth quarter 2022 and 2023. However, increases in commodity prices, without adjustments to our menu prices, have and could continue to increase restaurant operating costs as a percentage of restaurant revenue.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage requirements directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material which we experienced in the first three quarters of 2022. Inflation has more significantly impacted our operating results during the first three quarters of 2022 than compared to prior years, particularly in our commodity and construction markets, in addition to increased wage inflation that affected our results from 2017 through the first three quarters of 2022. We expect inflation may continue to affect our results in the near future.

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2022, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Form of Restricted Stock Unit Agreement For General Manager Equity Partner Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ CARL LUKACH
Carl Lukach Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	November 4, 2022