Form 10-K
period 2023-01-03
NOODLES & Co
filed 2023-03-09
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 28, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $230.3 million. This amount was calculated based on the closing price of the common stock on June 28,

2022 on the Nasdaq Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of March 3, 2023, there were 46,040,427 shares of the registrant’s Class A common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to its 2023 Annual Meeting of Stockholders, to be held on or about May 15, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K, where so indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

PART I
ITEM 1.    Business
General
Noodles & Company is a restaurant concept offering lunch and dinner within the fast-casual segment of the restaurant industry. Our core offerings include noodle and pasta dishes, staples of many different cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally-inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, salads, soups and appetizers. We believe that we offer our customers value, with per person spend of $12.50. As of January 3, 2023, we operated 461 restaurants in 31 states, which included 368 company locations and 93 franchise locations.
We offer approximately 20 globally-inspired and highly customizable dishes together on a single menu that can be enjoyed inside our restaurants, taken to-go, or delivered to our customers. We believe we will continue to benefit from recent trends in consumer preferences such as the increasing desire for convenience and to engage with brands digitally, as well as the broader demand for international cuisines. At many restaurants, customers are limited to a particular ethnic cuisine or type of dish, such as a sandwich, burrito or burger. At Noodles & Company, we aim to eliminate the “veto vote” by satisfying the preferences of a wide range of customers, whether a family or parent with kids, a group of coworkers, an individual or a large party.

Our menu is well suited for off-premise dining occasions in which customers order at our restaurant or online but then eat their meal from the comfort of their home or office. Our menu items travel particularly well, with a high variety of options to meet a broad range of lifestyle needs. In addition, our digital capabilities position the brand well for consumer trends focused on convenience. We also believe that our globally-inspired menu, focused on noodle and pasta dishes, differentiates us from other restaurants. We believe our attributes—global flavors, variety, dishes prepared-to-order and fast service—allow us to compete against multiple segments throughout the restaurant industry and provide us a larger addressable market for lunch and dinner than competitors who focus on a single cuisine. We strive to provide a pleasant dining, pick-up or delivery experience by quickly preparing fresh food with friendly service at a price point we believe is attractive to our customers.

Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as “we,” “us,” “our,” and the “Company” in this report. We refer to our Class A Common Stock, par value $0.01 per share, as our “common stock.”

Our Concept and Business Strengths

Convenience. Our customers experience the Noodles brand through our company-owned and franchise operated locations, through our website www.noodles.com and through our mobile app. In 2022, approximately 54% of our sales were derived from digital ordering, where guests have the opportunity to select in restaurant quick pick-up or delivery to their home or office. In select restaurants, particularly new locations, we offer the added convenience of order-ahead drive through windows. We believe that the breadth of ways that consumers can access our brand, the variety inherent in our menu, and how well our food travels is a business strength in relation to consumer trends towards convenience.

Variety. We have purposefully chosen a range of healthy to indulgent dishes to satisfy multiple dietary and lifestyle preferences. Our menu encourages customers to customize their meals to meet their tastes and nutritional preferences with our selection of a variety of fresh vegetables and seven proteins. Additionally, customers are able to customize the noodle that their dish is prepared with, including healthy options such as our zucchini noodle (“Zoodles”), gluten free pipette noodle or the recently launched LEANguini noodle (“LEANguini”), which features significantly fewer carbs and more protein than a traditional wheat noodle.

All of our dishes are cooked-to-order with fresh, high quality ingredients sourced from our carefully selected suppliers. Our commitment to the freshness of our ingredients is further demonstrated by our use of fresh produce and healthy add-in options such as seasoned tofu. Our culinary team strives to develop new dishes and limited time offerings to further reinforce our brand positioning and regularly provide our customers with additional options. Choice and customization have always been a great strength of the brand, and we continue to innovate in ways that allow guests to enjoy the world flavors they know and love, as well as discover new ones with all of the benefits of healthier options. This focus on culinary innovation allows us to prepare and serve high quality food, meet changing consumer trends and acquire new customers. As we add healthy alternatives, we additionally from time to time introduce more classic noodle and pasta dishes, such as our Tortelloni.

Value. The quality of our food and the welcoming ambiance of our restaurants creates an overall customer experience that we believe is unique and differentiated. Our per person spend is competitive not only within the fast-casual segment, but also within the quick-service segment. Our digital menu available on our mobile app and website, features an Everyday Value landing page where guests can select an entry-level item for around $7 per dish. During 2022, we featured our Everyday Value menu through a brand marketing message called 7 for $7. In addition, we also offer kids meals which, at a fixed low price, provide the opportunity for parents to feed their children a balanced meal with sides such as broccoli, applesauce and a smaller portion of our house made rice crispy treat.

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

Consistent with our culture of enhanced customer service, we seek to hire, develop and retain individuals who will deliver prompt, attentive service by engaging customers the moment they enter our restaurants. Our training philosophy empowers both our restaurant managers and team members, also referred to as employees, to add a personal touch when engaging with our customers. Our restaurant managers are critical to our success, as we believe that their entrepreneurial spirit and outreach efforts build our brand in our communities.

Our guests also experience the Noodles brand through our digital platforms, including orders placed on our website or our mobile app, contactless and in-restaurant pick-ups and delivery through our own channels or a third-party aggregator. Our multi-channel approach allows us to adapt to potential changes in customer behavior, and has been strengthened by our investments in our off-premise channel, such as our elevated technology capabilities and our quick-pick up counters. Additionally, in some of our locations, we provide curbside pick-up available to our guests directly through our mobile app and website. Finally, the majority of our new locations have incorporated order ahead drive-thru windows to increase our level of convenience.

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

Restaurant initiatives. Our plan to improve our performance includes the following four key strategies:
•Enhancing convenience for our customers. We have meaningfully improved convenience for customers during the past few years. In 2022, we revamped our website and digital app layout which enhanced customization of orders and quick add options. In addition, we added convenience with group ordering, Apple pay and order status. Our Noodles Rewards program, relaunched in 2019 incorporates points and tier-based rewards to further drive customer engagement. We believe there still remains a significant opportunity to enhance our Noodles Rewards program and digital experience for our guests. Additionally, we have reduced friction for off-premise channels through the use of our quick pick-up counter within our locations and through our third-party delivery program.
•Focusing on our global flavors and menu offerings. We believe that our globally-inspired menu, focused on noodle and pasta dishes, differentiates us from other restaurants. We also believe this global variety, which includes a range of healthy to indulgent dishes that are cooked to order with fresh, high-quality ingredients, remains a competitive strength. Our menu innovation has significant potential to broaden awareness and drive new guests with our healthy noodle alternatives, including zucchini and LEANguini dishes, and continued innovation in our classic noodle dishes.

•Improving efficiencies and unit-level margins. The increased demand for off-premise and digital sales has accelerated our ability to optimize our staffing model and vendor efficiencies. We are actively enhancing our supply chain and food preparation procedures to reduce inbound ingredient costs and improve labor efficiency through our ongoing Kitchen of the Future Initiative. Since 2018, the Kitchen of the Future Initiative has identified several areas of in-restaurant labor reductions, including upgrading to a sales-based labor model, reducing hours for front of house cashiers, optimizing pre-prepared ingredients and investing in steamer equipment. This ongoing initiative is anticipated to further optimize our restaurant efficiencies by identifying new processes, equipment and technology which we believe will help offset increases in food and wage inflation.
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
Restaurant Portfolio and Franchising

Restaurant Portfolio. As of January 3, 2023, we had 368 company-owned restaurants and 93 franchise restaurants in 31 states. Our restaurants are typically between 2,000 and 2,600 square feet and are located in end-cap, in-line or free-standing locations across a variety of suburban, collegiate and urban markets. We are currently executing a smaller square footage design which largely includes order ahead drive-thru windows as we embed an off-premise focused operating model into new restaurants. We anticipate that this design will better facilitate future expansion and better meet the needs of the changing consumer experience.

Restaurant Development. In 2022, we opened sixteen new company-owned restaurants and three franchised locations. We anticipate approximately 7.5% new unit growth in 2023, and between 7% to 10% during 2024 and beyond, based on our disciplined identification of sites and growing pipeline. We anticipate this unit growth to include a combination of both company and franchise development.

Certain Restaurant Closures. We closed five company-owned restaurants in 2022, most of which were at or approaching the expiration of their leases or in trade areas that are not as well positioned for current consumer trends. We currently do not anticipate a significant number of restaurant closures for the foreseeable future; however, we may from time to time close or relocate certain restaurants, that are at, or near, the expiration of their leases or in trade areas that are not as well positioned for current consumer trends.

Franchising. As of January 3, 2023, we had 93 franchise units in 18 states operated by 11 franchisees. In 2022, our franchisees opened three restaurants and closed one restaurant. We have a total of eight area developers who have signed development agreements providing for the opening of 97 additional restaurants in their respective territories. In January of 2022, we completed the sale of 15 restaurants in California to a new franchise partner (the “Warner Sale”). We expect franchising to be a part of our growth strategy in future years. We look for experienced, well-capitalized franchise partners who are able to leverage their existing infrastructure and local knowledge in a manner that benefits both our franchisees and us. We expect to continue to offer development rights in markets where we do not intend to build company-owned restaurants. We may offer such rights to larger developers who commit to open 10 or more units, or to smaller developers who may commit to open fewer restaurants. We do not currently intend to offer single-unit franchises. We believe the strength and attractiveness of our brand will attract experienced and well-capitalized area developers.

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
•Our Menu Offering. At the heart of our marketing is our ongoing mission to always nourish and inspire every team member, guest and community we serve. We focus some of our marketing efforts on new menu offerings to broaden our appeal to our customers. For example, during 2022, our new menu offering efforts centered around the launch of

LEANguini, our proprietary low-carb, high-protein noodle dish. Most of these marketing efforts are focused on prompt consumer action to directly drive traffic and trial.
•Brand Platform. During 2022, we launched a new brand platform called Uncommon Goodness, under the tagline “we infuse Uncommon Goodness in everything we do.” The focus of the platform is to strengthen our brand awareness, introduce the Noodles brand to new guests and remind existing guests what makes Noodles unique.
•Loyalty Program. Our Noodles Rewards program grew 12.5% during 2022 to more than 4.5 million members and allows us to connect directly with each guest. The program allows guests to accumulate reward points associated with each purchase that can be redeemed for offers such as free bowls, shareables and delivery. Rewards members are typically the first to learn about new offerings, and in some cases are provided exclusive access to certain menu items. The data acquired from rewards members is used to target and personalize offers and communications.
•Seamless Digital Experiences. Digital properties inclusive of our website and our app offer guests a differentiated and seamless ordering experience. Our digital experience has been carefully designed to showcase our food. From exploring, selecting and ordering new dishes, to finding the perfect shareable or redeeming rewards points, the digital experience is a critical part of the guest journey.

•Digital Marketing. We use targeted digital advertising across all markets spanning email, search, display, social, video and other related channels. This helps to increase top of mind awareness with potential guests and drives frequency, trial and guest spend. We leverage zero-party and first-party data to drive effective and efficient advertising spend, ensuring we are improving the return on our investment. In addition, digital advertising provides us with the opportunity to promote specific product categories, highlight convenient off-premise channel offerings, communicate rewards and encourage consumer action, resulting in immediate increases in our customer traffic and long-term customer loyalty. In 2022, we began the rollout of digital menu boards across our locations, which we expect to complete in 2023. Digital menu boards allow us to showcase key menu features, target guest communication, enhance our pricing capabilities and increase flexibility for culinary testing.
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

Our Board of Directors and Board committees provide oversight on certain human capital matters as part of their overall engagement in our Environmental, Social and Governance practices. Our Compensation Committee, with input from members of our management and a third-party compensation consultant who provides benchmarked data, has responsibility for administering and approving annually certain elements of compensation, including our incentive compensation plans and equity-based plans. Management provides input into the design of our incentive compensation programs to ensure that these programs support the Company’s business objectives and strategic priorities. The annual business plan initially established by our management, but approved by our Board, is an important element of our Compensation Committee’s decision-making process for performance measures and goals.

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

In 2022, we announced the expansion of our already comprehensive team member benefits program called LifeAtNoodles. The new benefits include financial planning services, immigration reimbursement program, GM equity partner program, introduction of Noodles Resource Groups and expansion of our balance bucks program.

•GM Equity Partner Program. Continuity of our General Managers (“GM”) is directly correlated to the positive financial performance of our restaurants. Our new GM Equity Partner Program is designed to reward and motivate our top performers. Twice a year top performing GMs (identified by performance against key financial and operational metrics) are invited into the program and are granted RSUs with a three year cliff vest. We firmly believe that investing in this key talent will drive retention of our leaders.
•Immigration Reimbursement Program. Many of our team members come from different parts of the world. Remaining eligible to work in the United States can be timely and costly. We provide financial reimbursement to support our team members as they navigate their immigration process.
•Noodles Balance Bucks Program. We offer numerous mental, financial and physical health benefits to our team. In 2022, we expanded on our existing Balance Bucks Program, which allows eligible team members to be reimbursed for fitness and physical health related purchases and expenses. In 2022, this program expanded to support a broader range of eligible expenses and now includes purchases and expenses related to team members mental and financial well-being, along with physical fitness and health. We also expanded eligibility of this program in 2022 so that now all Assistant General Managers and above are eligible for the program.
•Inclusion & Diversity. At Noodles, we live our core values every day by working towards creating an inclusive and welcoming environment for all. In 2022, we believe we have made much traction in this area. One of the most impactful programs we put in place in 2022 in this space are Noodles’ versions of Employee Resource Groups, called NRGs (“Noodles Resource Groups”). We introduced two different NRGs in 2022 that are led by executive sponsors. One group, THRIVE, supports the BIPOC community and their allies. Our second group is PROUD which supports the LGBTQIA+ community and their allies. These groups are designed to help elevate the voice of these underrepresented populations and increase recruiting and retention efforts. These groups also support Noodles by bringing forward key ideas that can help advance the business and identify additional ways for Noodles to improve its community presence by getting involved in various community organizations and events.
We are continually focused on how we can offer the best workplace in our industry and we are proud of these benefits that honor our commitment to inclusion and diversity. We were named one of America's Favorite Restaurants by Newsweek, and one of the Top 500 Franchises by Franchise Times. Noodles has been recognized by Forbes as one of America's Best Employers for Diversity in 2021 and 2022 and one of America's Best Employers for Women in 2021. Additionally, QSR recently named Noodles one of 2022's Best Brands to Work For, and the Denver Business Journal has called Noodles one of the Best Places to Work for its unique culture focused on Uncommon Goodness and built on the value of "Loving Life," which begins by nourishing and inspiring its communities and every team member and guest who walks through the door. We have also earned the Women in the Lead Certification for our investment in women-empowering initiatives for its female team members and have proudly partnered with the Multicultural Foodservice & Hospitality Alliance to build cultural intelligence within our teams. Finally, we released our first Nourish & Inspire impact report in October of 2021 detailing the progress we have made across four important areas of our business: food, people, planet, and community.

As of January 3, 2023, we had approximately 8,100 employees, including approximately 600 salaried employees and approximately 7,500 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.

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

Intellectual Property and Trademarks

We own a number of trademarks and service marks registered or pending with the U.S. Patent and Trademark Office. We also have certain trademarks registered in certain foreign countries. In addition, we own the internet domain name www.noodles.com. The information on, or that can be accessed through, our website is not part of this report. We believe that our trademarks, service marks and other intellectual property rights have significant value and are important to the marketing of our brand, and it is our policy to protect and defend vigorously our rights to such intellectual property.

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

Our in-restaurant back office computer system is designed to assist in the management of our restaurants and provide labor and food cost management tools. These tools provide restaurant operations management and our central support office quick access to detailed business data and reduces restaurant managers’ administrative time. The system provides our restaurant managers the ability to submit orders electronically with our distribution network. The system also supplies sales, bank deposit and variance data to our finance department on a daily basis. We use this data to generate daily sales information and weekly consolidated reports regarding sales and other key measures.

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
The contents of the websites mentioned herein are not incorporated into and should not be considered a part of this report. The references to the URLs for these websites are intended to be inactive textual references only.

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

We continue to pursue a number of financial, operational and strategic goals and we may be unsuccessful in achieving some or all of them. Our strategies are designed to, among other objectives, improve restaurant operations and increase our restaurant revenue, comparable restaurant sales, net income and adjusted EBITDA, as defined in management’s discussion and analysis. However, these strategies may not be successful in achieving our goals in part or at all. Further, we may encounter difficulty in executing these strategies. Failing to execute our operational strategies could materially adversely affect our business, financial condition, results of operations or cash flows.

Our strategies include innovating our menu offerings, such as through the introduction of LEANguini; pursuing off-premise opportunities, for example through our dedicated pick-up shelving, order-ahead drive-thru windows and third-party delivery; improving efficiencies and unit level margins by simplifying operations and introducing new technology and equipment, such as steamers; enhancing our menu structure and layout, including the implementation of digital menu boards; and improving manager selection, training and development of our teams. However, customers may not favor new menu offerings or may not find initiatives aimed at off-premise dining appealing, and our efforts to increase our sales growth and improve our offerings may be unsuccessful. Additionally, our operational initiatives may be ineffective at reducing costs or may reduce the quality of the customer experience. Any failure of our new initiatives could materially adversely affect our business, financial condition, results of operations or cash flows.

Further, we have had, and expect to continue to have, initiatives in various stages of testing, evaluation and implementation, upon which we expect to rely to improve our results of operations and financial condition. Failure to achieve successful implementation of our initiatives could materially adversely affect our business, financial condition, results of operations or cash flows.

We believe our culture, from the restaurant level up through management, is an important contributor to our success. As time passes, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our business. Among other important factors, our culture depends on our ability to attract, retain and motivate employees who share our enthusiasm and dedication to our concept. Our comparable restaurant sales, and more broadly, our business, financial condition, results of operations or cash flows, could be materially adversely affected if we do not maintain our infrastructure and culture.

Our strategic and operational goals are designed to improve our results of operations, including restaurant revenue and profitability. The level of comparable restaurant sales, which represent the change in year-over-year sales for restaurants open for at least 18 full periods, affects our restaurant revenue growth and will continue to be a critical factor affecting profitability. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our initiatives. It is possible that such initiatives will not be successful, that we will not achieve our target comparable restaurant sales growth or that the change in comparable restaurant sales could be negative, which may cause a decrease in restaurant revenue and profitability that could materially adversely affect our business, financial condition, results of operations or cash flows.

Changes in economic conditions, including higher inflationary pressures and increased interest rates, may reduce customer demand and increase our costs.

Our business, and the restaurant industry in general, depends on consumer discretionary spending. Changes in market conditions, including negative economic conditions resulting from inflation, increased interest rates, recessionary economic cycles, stock market volatility, war, terrorist activities, global economic occurrences or trends or other geo-political events, may result in decreased consumer confidence, increased cost of consumer credit and ultimately reduced consumer disposable income. In turn, consumers may make changes to their discretionary spending behavior in a way that negatively affects our business, including dining out less frequently, reducing the amount they spend while dining out, or choosing to eat at other lower priced restaurants. Additionally, these changes in market conditions may impact our development pipeline, including the availability of new sites, increased construction costs and availability of contract labor.

Changes in economic conditions, particularly with respect to inflationary pressures, may result in increased interest rates, labor shortages, and supply chain disruptions. These inflationary pressures may also increase our costs including our labor and raw material costs, utilities, and our cost of borrowing, and we may not be able to fully offset such higher costs through price increases. For example, in 2022, the cost of several of our food ingredients increased as a result of inflation in many commodities, particularly our cost of chicken. To mitigate this increase, we implemented a temporary chicken-price surcharge of $1.00 for several months while chicken was at its peak of the commodity cycle.

If customer demand were to decrease or our costs were to increase without a corresponding increase in our prices, our profitability would decline. Moreover, as a result of such economic conditions, we may record additional asset impairment charges, implement additional restaurant closures, or slow our planned growth. Any of these economic factors may materially adversely affect our business, financial condition, results of operations or cash flows.

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

Several of our competitors compete by offering menu items that are specifically identified as low in carbohydrates, gluten-free, or rich in protein. In addition, many of our competitors emphasize lower-cost value options or meal packages, or strategies we do not currently pursue. Any of these competitive factors may materially adversely affect our business, financial condition, results of operations or cash flows.

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

Additionally, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create negative publicity that could materially adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number or scope of successful claims could materially adversely affect our business, financial condition, results of operations or cash flows. Consumer demand for our products and our brand’s value could diminish significantly if any such incidents or other matters create negative publicity or otherwise erode consumer confidence in us or our products, or in the restaurant industry as a whole, which would likely result in lower sales and could materially adversely affect our business, financial condition, results of operations or cash flows.

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

A number of other restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations, including E. coli, listeria and norovirus outbreaks at other fast-casual concepts. These incidents at other restaurants could cause some customers to have a negative perception of fast-casual concepts generally, which can negatively affect our restaurants. The occurrence of a similar incident at one or more of our restaurants, or negative publicity or public speculation about an incident, could materially adversely affect our business, financial condition, results of operations or cash flows.

Adverse weather conditions could affect our sales.

Adverse weather conditions, such as regional winter storms, floods and hurricanes, and any changes associated with global climate change could affect our sales at restaurants in locations that experience these weather conditions, which could materially adversely affect our business, financial condition, results of operations or cash flows. It is possible that weather conditions may impact our business more than other businesses in our industry because of the significant concentration of our restaurants in the Upper Midwest, Rocky Mountain and Mid-Atlantic states.

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

One element of our operational strategy is the opening of new restaurants and operating those restaurants on a profitable basis. In 2022, we opened sixteen company-owned restaurants and closed five company-owned restaurants. Our franchisees opened three restaurants and closed one restaurant. We plan to develop a pipeline to support an annual unit growth rate of approximately 7% in 2023, with 7 to 10% unit growth thereafter.

Opening new restaurants presents numerous risks and uncertainties. We may not be able to open new restaurants as quickly as planned. In the past, we have experienced delays in opening some restaurants. For example, in the second half of 2022, several new restaurants were delayed as a result of material adverse weather and permitting delays. Delays or failures in opening new restaurants could occur in the future and could materially adversely affect our business strategy and our expected results.

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

We anticipate our new restaurants may be smaller in terms of square footage and seating than our current restaurants, in accordance with our increased focus on off-premise dining opportunities. We expect that most of our new restaurants will ultimately incorporate order-ahead, drive-thru windows. Customers may react negatively to these features and our re-designed, smaller stores, which could materially adversely affect our business, financial condition, results of operations or cash flows.

Our long-term success is partially dependent on our ability to effectively identify appropriate target markets and secure appropriate sites for new restaurants.

In order to build new restaurants, we must first identify target markets where we can expand our footprint, taking into account numerous factors, including the location of our current restaurants, local economic trends, population density, area demographics and geography. The selection of target markets for expansion is challenging. We also must locate and secure appropriate sites for new restaurants, which is one of our biggest challenges. There are numerous factors involved in identifying and securing an appropriate site, including, among others: identification and availability of locations; competition; financial conditions affecting developers and potential landlords; developers and potential landlords obtaining licenses or permits for development projects on a timely basis; proximity of potential development sites to an existing location; anticipated development near our new restaurants; and availability of acceptable lease arrangements. If we are unable to fully implement our development plan, our business, financial condition, results of operations or cash flows could be materially adversely affected.

New restaurants, once opened, may not be profitable.

New restaurants may not be profitable, their sales performance may not follow historical patterns. or our average restaurant sales and comparable restaurant sales may underperform our expectations. In addition, the construction costs supporting the new restaurant opening may be higher than historical averages, placing a higher profitability threshold to generate an attractive cash-on-cash return. Our ability to operate new restaurants profitably, maintain an attractive cash-on-cash return, and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including: consumer awareness, understanding and support of our brand; general economic conditions, construction cost inflation, local labor costs and availability and prices we pay for the food products and other supplies we use; changes in consumer preferences; competition; temporary and permanent site characteristics of new restaurants; and changes in government regulation.

If our new restaurants do not perform as planned, our business and future prospects could be harmed. In addition, if we are unable to achieve our expected average restaurant sales, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Opening new restaurants in existing markets may negatively affect sales at our existing restaurants.

The consumer target area of our restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, opening a new restaurant in or near markets in which we already have restaurants could materially adversely affect the sales of these existing restaurants. Existing restaurants could also make it more difficult to build our consumer base for a new restaurant in the same market. Our core business strategy does not entail opening new restaurants that we believe will materially affect sales at our existing restaurants, but we may selectively open new restaurants in and around areas of existing restaurants that are operating at or near capacity to effectively serve our customers. Sales cannibalization between our restaurants may become significant in the future as we continue to expand our operations and could affect our sales growth, which could, in turn, materially adversely affect our business, financial condition, results of operations or cash flows.

Risks Related to Our Employees, Executives and Franchisees

Our business could be adversely affected by difficulties in hiring and retaining top-performing employees.

Our success depends on the efforts of our employees and our ability to hire, motivate and retain qualified employees. Conditions during the novel coronavirus pandemic (the “COVID-19 Pandemic”) have exacerbated the difficulty of successfully hiring and retaining quality employees. In addition, during 2022, we experienced a higher level of turnover driven by a more competitive labor market and wage inflation, which had an impact on our ability to hire qualified employees. We have taken strategic steps to improve the retention of our labor force, which has improved sequentially since peak levels in mid-2022. There may be a small supply of qualified individuals in some of the communities in which we operate, and competition in these communities for qualified individuals could require us to pay higher wages and provide greater benefits. We devote significant resources to training our employees and strive to reduce turnover in order to keep top performing employees and better realize our investment in training new employees. However, turnover among our restaurant employees may increase. Failure to hire and retain top-performing employees could impact our financial performance by increasing our training and labor costs and reducing the quality of our customers’ experiences.

A failure to recruit, develop and retain effective leaders or the loss or shortage of personnel with key capacities and skills could impact our strategic growth plans and jeopardize our ability to meet our business performance expectations and growth targets.

Our ability to continue to grow our business depends substantially on the contributions and abilities of our executive leadership team and other key management personnel. Changes in senior management could expose us to significant changes in strategic direction and initiatives. A failure to maintain appropriate organizational capacity and capability to support our strategic initiatives or to build adequate bench strength with key skill sets required for seamless succession of leadership, could jeopardize our ability to meet our business performance expectations and growth targets. If we are unable to attract, develop, retain and incentivize sufficiently experienced and capable management personnel, our business and financial results may suffer.

If we or our franchisees face labor shortages or increased labor costs, our operating results could be adversely affected.

Labor is a primary component in the cost of operating our restaurants and our success depends in part upon our and our franchisees’ ability to control labor costs and attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees. Qualified individuals needed to fill these positions has been and may continue to be in short supply in some geographic areas. In addition, restaurants have traditionally experienced relatively high employee turnover rates relative to other industries. If we encounter labor shortages, we have and may continue to be forced to temporarily close restaurants or reduce store hours, which could result in reduced revenue. In addition, failure to recruit and retain qualified individuals has and may continue to delay the planned openings of new restaurants. If we increased labor costs, whether because of increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs (including costs associated with workers’ compensation and health insurance coverage), our operating expenses could increase. In addition, the implementation of our GM equity program to improve retention levels is expected to increase our stock-based compensation expense during 2023 and beyond.

We may be unable to increase our menu prices in order to pass these increased labor costs on to consumers, in which case our margins would be negatively affected, which could materially and adversely affect our business, financial condition, results of operations or cash flows. We have taken strategic steps to attempt to make our restaurant operations more labor-efficient, including reconfigured restaurant operations, increased off-premise offerings, and new technology and equipment, but in certain instances these may require initial investment costs and there can be no assurances that these strategies will succeed.

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

Franchisees’ new unit growth is dependent in part upon borrowing incremental capital to develop new units. Given the present inflationary environment, particularly higher interest rates and cost of borrowings, in addition to construction cost inflation, prospective franchises may face high financing costs and move more deliberately than our expectations, as was the case in 2022.

We rely in part on our franchisees, and if our franchisees cannot develop or finance new restaurants, build them on suitable sites or open them on schedule, our success may be affected.

We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, despite our training, support and monitoring, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and train qualified managers and other restaurant personnel. The failure of our franchisees to operate their franchises successfully could have a material adverse effect on us, our reputation, our brand and our ability to attract prospective franchisees and could materially adversely affect our business, financial condition, results of operations or cash flows.

Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us or be able to find suitable sites on which to develop them, or they may elect to cease development for other reasons. Franchisees may not be able to negotiate an acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. Given the present inflationary environment, prospective franchises may face high financing costs to develop new restaurants and may move more deliberately than our expectations, as was the case in 2022. Any of these problems could reduce our franchise revenues.

Risks Related to Our Supply Chain and Technology
We rely heavily on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely heavily on information systems, including point-of-sale processing in our restaurants, for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. We also rely on third-party vendors to provide information technology systems and to securely process and store related information, especially as it relates to credit and debit card transactions and online ordering. Our franchisees also rely on information systems and third-party vendors. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our operations depend upon our and our franchisees’, and our vendors’, ability to protect computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. Avoiding such incidents in the future will require us and our franchisees and vendors to continue to enhance information systems, procedures and controls and to hire, train and retain employees. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in delays in customer service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments and harm our business, financial condition, results of operations or cash flows.

We may be harmed by breaches of security of information technology systems or our confidential consumer, employee, financial, or other proprietary data.

We use many information technology systems throughout our operations, including systems that record and process customer sales, manage human resources and generate accounting and financial reports. For example, our restaurants use computerized management information systems, including point-of-sale computers that process customer credit card, debit card and gift card payments, and in-restaurant back office computer systems designed to assist in the management of our restaurants and provide labor and food cost management tools. Our franchisees use similar point of sale systems and are required to report business and operational data through an online reporting network. Through these systems, we have access to and store a variety of consumer, employee, financial and other types of information related to our business. We also rely on third-party vendors to provide information technology systems and to securely process and store related information. Our franchisees also use information technology systems and rely on third-party vendors. If our technology systems, or those of third-party vendors we or our franchisees rely upon, are compromised as a result of a cyber-attack (including from circumvention of security systems, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, or social engineering) or other external or internal methods, it could materially adversely affect our reputation, business, financial condition, results of operations or cash flows.

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

Because cyber-attacks take many forms, change frequently, are becoming increasingly sophisticated, and may be difficult to detect for significant periods of time, we may not be able to respond adequately or timely to future cyber-attacks. If we or our franchisees, or third-party vendors, were to experience a material breach resulting in the unauthorized access, use, or destruction of our information technology systems or confidential consumer, employee, financial, or other proprietary data, it could negatively impact our reputation, reduce our ability to attract and retain customers and employees and disrupt the implementation and execution of our strategic goals. Moreover, such breaches could result in a violation of various privacy-related laws, including the California Consumer Privacy Act, and subject us to investigations or private litigation, which, in turn, could expose us to civil or criminal liability, fines and penalties imposed by state and federal regulators, claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims, and various costs associated with such matters.

We rely heavily on certain vendors, suppliers and distributors, which could adversely affect our business.

Our ability to maintain consistent price, quality and safety throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We do not control the businesses of our vendors, suppliers and distributors and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our distributors or suppliers perform inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be materially adversely affected. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, including any suppliers who are a sole source of supply of a particular ingredient, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, especially if customers change their dining habits as a result. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe. In addition, because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers. These potential changes in food and supply costs could materially adversely affect our business, financial condition, results of operations or cash flows.

During 2022, certain vendors experienced staffing pressures and raw material availability that impacted their ability to supply and distribute our food ingredients in a timely and cost-effective manner. Despite the disruption within our vendor base, we did not experience a significant impact in our ability to supply the necessary food ingredients to our restaurants. However, several food ingredients, including chicken, experienced significant inflation predominantly in the second and third quarters of 2022, resulting in higher cost of food. During the fourth quarter of 2022, we saw material market improvement in chicken and other food ingredients, which allowed us to realize improvement in our cost of goods sold and enter into fixed-based pricing agreements fiscal 2023.

In addition, we use various third-party vendors to provide, support and maintain most of our management information systems. We also outsource certain accounting, payroll and human resource functions to business process service providers. The failure of such vendors to fulfill their obligations could disrupt our operations. Additionally, any changes we may make to the services we obtain from our vendors, or new vendors we employ, may disrupt our operations. These disruptions could materially adversely affect our business, financial condition, results of operations or cash flows.

We also partner with various third-party vendors to deliver our food. If any of our delivery vendors perform inadequately, or our delivery relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Our ability to continue to expand our digital business, delivery orders and catering is uncertain, and these business lines are subject to risks.

Our revenue from digital orders increased significantly during 2020, especially in response to changing customer habits resulting from the COVID-19 Pandemic. Digital orders as a percentage of total revenue have remained fairly consistent at over 50% through 2022. In response to this trend, we have promoted our digital business through our rewards program, partnered with third-party delivery companies and are developing new-store concepts with reduced indoor-seating, pick-up shelves, and order-ahead drive-thru windows. However, this growth rate may not be sustainable, or our digital business may decline, especially as safety concerns regarding the COVID-19 Pandemic have lessened and consumer preferences may eventually shift back to in-person dining. If our digital business does not continue to expand it may be difficult for us to achieve our planned sales growth and utilize our digital-order focused assets.

We rely on third-party providers to fulfill delivery orders, and the ordering and payment platforms used by these third parties, or our mobile app or online ordering system, could be damaged or interrupted by technological failures, user errors, cyber-attacks or other factors, which may materially adversely impact our sales through these channels and could negatively impact our brand. Additionally, our delivery partners are responsible for order fulfillment and may make errors or fail to make timely deliveries, leading to customer disappointment that may negatively impact our brand. We also incur additional costs associated with using third-party service providers to fulfill these digital orders and the costs of delivery may have a material adverse impact on restaurant level margins. Moreover, the third-party restaurant delivery business is intensely competitive, with a number of players competing for market share, online traffic, capital, and delivery drivers and other people resources. The third-party delivery services with which we work may struggle to compete effectively, and if they were to cease or curtail operations, or fail to provide timely delivery services in a cost-effective manner, or if they give greater priority on their platforms to our competitors, our delivery business may be negatively impacted. We have also introduced catering offerings on both a pick-up and delivery basis, and customers may choose our competitors’ catering offerings over ours, be disappointed with their experience with our catering, or experience food safety problems if they do not serve our food in a safe manner, which may negatively impact us. Such delivery and catering offerings also increase the risk of illnesses associated with our food because the food is transported and/or served by third parties in conditions we cannot control.

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

In 2022, the cost of several of our food ingredients increased as a result of inflation in many commodities, particularly chicken. As a result, specifically for our chicken purchases, we entered into temporary formula pricing contracts with our vendors and were susceptible to fluctuations in the commodities markets. If food inflation in the chicken market or any other food ingredient persists, our financial condition and business operations could be more severely impacted.

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a material misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock. We may not be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition, results of operations or cash flows.

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

We are subject to the Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, including our restaurants. We may in the future have to modify restaurants, for example, by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material.

Our operations are also subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime and a variety of similar federal, state and local laws that govern these and other employment law matters. In addition, federal, state and local proposals have been made related to paid sick leave and similar matters. Changes in these laws or implementation of new proposals could materially adversely affect our business, financial condition, results of operations or cash flows.

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

Immigration laws have recently been an area of considerable focus by the Department of Homeland Security, with enforcement operations taking place across the country, resulting in arrests, detentions and deportation of unauthorized workers. Some of these changes and enforcement programs may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our business, financial condition, results of operations or cash flows.

New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our results of operations.

Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet, health and safety. Such changes may include federal, state and local regulations and recommendations from medical and diet professionals pertaining to the ingredients and nutritional content of the food and beverages we offer. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our menu offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may choose or be required to modify or remove certain menu items, which may cause us to incur costs to implement those changes and may materially adversely affect the appeal of our menu to new or returning customers. To the extent we are unwilling or unable to respond with appropriate changes to our menu offerings, it could materially affect consumer demand and could have a material adverse impact on our business, financial condition, results of operations or cash flows.

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. As discussed in Part I, “Business-Governmental Regulation and Environmental Matters” of this 10-K, these changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. Inconsistencies among state laws with respect to presentation of nutritional content could be challenging for us to comply with in an efficient manner. The Patient Protection and Affordable Care Act also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.

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

We may not be able to effectively respond to changes in consumer health and safety perceptions or to successfully implement the nutrient content disclosure requirements and adapt our menu offerings to trends in eating habits. The imposition of additional menu labeling laws could materially adversely affect our business, financial condition, results of operations or cash flows, as well as our position within the restaurant industry in general.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and could adversely affect our business.

Our intellectual property is material to the conduct of our business and our marketing efforts. Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos and the unique ambiance of our restaurants. While it is our policy to protect and defend vigorously our rights to our intellectual property, we cannot predict whether steps taken by us to protect our intellectual property rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future, may be liable for damages and may have to change our marketing efforts, which in turn could materially adversely affect our business, financial condition, results of operations or cash flows.

We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.

Our customers occasionally file complaints or lawsuits against us alleging we caused an illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. These kinds of complaints or lawsuits may be more common in a period in which the public is focused on health safety issues, or may attract more attention due to publication on various social media outlets. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, equal opportunity, discrimination and similar matters and we could become subject to class action or other lawsuits related to these or different matters in the future. In addition, the restaurant industry has from time to time been subject to claims based on the nutritional content of food products sold and disclosure and advertising practices. We may also become subject to various employee and workplace litigation, including claims related to discrimination, harassment, workplace safety, medical and family leave, and wage-and-hour issues.

Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations, even if proven to be false, may also materially adversely affect our reputation or prospects, which in turn could materially adversely affect our business, financial condition, results of operations or cash flows.

Risks Related to Our Common Stock and Debt Financing

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including but not limited to: increases and decreases in average unit volumes and comparable restaurant sales; profitability of our restaurants; labor availability and costs for hourly and management personnel; changes in interest rates; macroeconomic conditions, both nationally and locally; negative publicity relating to the consumption of products we serve; changes in consumer preferences and competitive conditions; impairment of long-lived assets and any loss on and exit costs associated with restaurant closures; expansion to new markets; the timing of new restaurant openings and related expense; restaurant operating costs for our newly-opened restaurants; increases in infrastructure costs; and fluctuations in commodity prices.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock. Our amended and restated certificate of incorporation authorizes us to issue up to 180,000,000 shares of Class A common stock and Class B common stock. As of January 3, 2023, we have 46,040,427 outstanding shares of Class A common stock and no outstanding shares of Class B common stock. In addition, as of such date, approximately 3,016,279 shares of Class A common stock are issuable upon the exercise of outstanding stock options and the vesting of restricted stock units. Moreover, as of that date, approximately 2.0 million shares of our common stock are available for future grants under our stock incentive plan and for future purchase under our employee stock purchase plan.

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

Our credit facility has a variable interest rate and increases in interest rates could increase the cost of servicing such debt.

Our Third Amended Credit Facility has a variable interest rate equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio. Interest rates increased during 2022 and may continue to rise in the future due to inflation or other causes. As a result, the costs of servicing our variable interest rate debt have and could continue to increase even if the amount borrowed under such credit facility remains the same. Increased servicing costs could adversely affect our business, financial condition, results of operations or cash flows.

We may be unable to negotiate favorable borrowing terms, and any additional capital we may require could be senior to existing equity holders, dilute existing equity holders or include unfavorable restrictions.

As a general matter, operating and developing our business requires significant capital. Our credit agreement ends in 2027 and securing access to credit on reasonable terms thereafter will require us to extend or refinance such agreement. In addition, in order to pursue our business and operational strategies, we may need additional sources of liquidity in the future and it may be difficult or impossible at such time to increase our liquidity. Our lenders may not agree to amend our credit agreement at such time to increase our borrowing capacity. Further, our requirements for additional liquidity may coincide with periods during which we are not in compliance with covenants under our credit agreement and our lenders may not agree to further amend our credit agreement to accommodate such non-compliance. Even if we are able to access additional liquidity, agreements governing any borrowing arrangement could contain covenants restricting our operations. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve higher interest rates, especially given the current inflationary environment, and restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets. In addition, variable-rate borrowings under our Amended and Restated Credit Agreement, dated as of July 27, 2022, use the SOFR to determine the cost of borrowing, instead of the recently discontinued LIBOR. At this time, it is not possible to predict the effect the discontinuance of LIBOR, or the establishment of alternative reference rates such as SOFR, will have on us or our borrowing costs. SOFR is a relatively new reference rate and its composition and characteristics are not the same as LIBOR. Given SOFR’s very limited history and potential volatility as compared to other benchmark or market rates, the future performance of SOFR cannot be predicted based on historical performance. The consequences of using SOFR could include an increase in the cost of our variable rate indebtedness. The potential effect of any such event on our cost of capital cannot yet be determined, but we do not expect it to have a material impact on our consolidated financial condition, results of operations, or cash flows.

Risks Related to the COVID-19 Pandemic

The COVID-19 Pandemic has adversely affected and could continue to adversely affect our financial results, operations and outlook for an extended period of time.

The COVID-19 Pandemic, and restrictions imposed by federal, state and local governments in response to the outbreak, have materially disrupted our business. Beginning in 2020, government-imposed restrictions required individuals located in many areas where we operate our restaurants to practice social distancing, wear face covering in our restaurants, self-quarantine for a specific duration if exposed to a confirmed positive individual, limit gathering in groups and/or “stay home” except for “essential” purposes. In response to the COVID-19 Pandemic, government restrictions and CDC guidance, we have in certain situations been required to temporarily close some of our restaurants, restrict the use of many of our dining rooms while still offering takeout and delivery, and/or implement modified work hours. The mobility restrictions, the impact on staffing levels at our restaurants and in some cases the availability and increase in cost for our vendors to supply food to our restaurants caused by the COVID-19 Pandemic have adversely affected and are expected to continue to adversely affect our financial condition or operating results. Even as the COVID-19 Pandemic has subsided, guests may still be reluctant to return to in-restaurant dining, our team members may leave the job market or restaurant industry and our suppliers may continue to face staffing or cost pressures.

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties
As of January 3, 2023, we and our franchisees operated 461 restaurants in 31 states. Our restaurants are typically between 2,000 and 2,600 square feet and are located in a variety of suburban, collegiate and urban markets. We lease the property for our central support office and all of the properties on which we operate restaurants. The chart below shows the locations of our company-owned and franchised restaurants as of January 3, 2023.

State	Company- owned	Franchised	Total
Arizona	6	—	6
California	—	14	14
Colorado	58	—	58
Connecticut	—	5	5
Florida	—	6	6
Idaho	6	—	6
Illinois	51	5	56
Indiana	22	1	23
Iowa	9	1	10
Kansas	9	—	9
Kentucky	1	4	5
Maryland	22	—	22
Michigan	—	23	23
Minnesota	45	1	46
Missouri	3	7	10
Montana	—	2	2
Nebraska	—	5	5
Nevada	1	—	1
New York	2	—	2
North Carolina	8	4	12
North Dakota	—	5	5
Ohio	18	—	18
Oregon	6	—	6
Pennsylvania	9	—	9
South Carolina	—	1	1
South Dakota	—	2	2
Tennessee	—	4	4
Utah	16	—	16
Virginia	25	—	25
Washington	2	—	2
Wisconsin	49	3	52
	368	93	461
We are obligated under non-cancelable leases for our restaurants and our central support office. Our restaurant leases generally have initial terms of 10 years with two or more five-year renewal options. Our restaurant leases may require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs.

ITEM 3.    Legal Proceedings
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of January 3, 2023. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock trades on the Nasdaq Global Select Market under the symbol NDLS. As of March 3, 2023, there were approximately 31 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Purchases of Equity Securities by the Issuer
We had no share repurchases during the fourth quarter of 2022.
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
ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” This section of the Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons of 2022 to 2021. Discussions of 2020 items and year-to-year comparisons of 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 28, 2021. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1A. “Risk Factors” and elsewhere in this report.
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2022, which ended on January 3, 2023 contained 53 weeks. Fiscal 2021, which ended on December 28, 2021 contained 52 weeks. We refer to our fiscal years as 2022 and 2021. Our fiscal quarters each contained 13 operating weeks, with the exception of the fourth fiscal quarter of 2022 which contained 14 operating weeks.
Overview
Noodles & Company is a restaurant concept offering lunch and dinner within the fast-casual segment of the restaurant industry. We opened our first location in 1995, offering noodle and pasta dishes, staples of many different cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally-inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, soups, salads and appetizers. We believe we offer our customers value with per person spend of approximately $12.50 in 2022.
Recent Trends, Risks and Uncertainties
The COVID-19 Pandemic has adversely affected our historical operations and financial results. However, throughout 2022, the impacts to our operations, financial performance and cash flows have diminished materially. In addition, we remain in regular contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain. If the COVID-19 Pandemic were to become more widespread or another pandemic were to occur, our business could be similarly impacted in the future, including business disruption, employee absences and changes in the availability or cost of labor.

Comparable Restaurant Sales. In fiscal 2022, system-wide comparable restaurant sales increased 5.6%, comprised of a 6.0% increase for company-owned restaurants and a 3.4% increase for franchise restaurants. These increases reflect continued strength across both digital and in-person channels, in addition to price increases in our core menu. During 2022, we implemented greater menu price increases relative to historical years as a result of meaningful inflation in our cost of food, wages and general restaurant expenses. In addition, we applied a pricing premium for third party delivery. If we continue to see inflationary pressures on our cost of operations, we may continue to further increase menu prices in the future. In addition, our revenue is highly dependent on our customers’ future willingness to order from restaurants given consumer inflationary pressures and potential recessionary market dynamics. Revenue has also been favorably impacted by recent restaurant openings not in the Company’s comparable restaurant base, many of which offer order ahead drive-thru pickup windows. Our new restaurants from the class of 2019 and 2020 which have reached maturity continue to perform as a group at the highest sales level of any class of new restaurants in the Company’s history.

Cost of Sales. We have incurred incremental costs of sales driven by historical and ongoing volatility in the commodity and food ingredients markets, particularly with our chicken products, in addition to an increase in packaging costs and distribution. We have seen a shortage in labor at some of our food suppliers, which in some cases has resulted in increased costs of food or transportation. However, throughout the third and fourth quarter of 2022, the commodity markets underlying our cost of food began to improve materially, particularly in regards to the price of chicken, the benefits of which we expect to realize in 2023 through fixed pricing contracts. Throughout these periods of volatility, we have continued to work with our suppliers for ongoing supply chain efficiencies, including managing food waste and adding additional suppliers as necessary. To date, there has been minimal disruption in maintaining adequate food supply, packaging and other ingredients to our restaurants, though it is possible that more significant disruptions could occur if volatility in the labor and commodity markets continue.

Labor Costs. Similar to much of the restaurant industry, our base labor costs have risen in recent years. In 2022, we experienced continued wage inflation as well as a reduction in labor availability in some of the markets where we operate in the earlier part of

2022, which in some cases resulted in temporary closures of our restaurants. We saw sustained improvement in the availability of labor in many of the markets where we operate in the second half of 2022. However, we continued to see wage inflation within the industry driven in part by high competition for restaurant workers. We were able to partially mitigate the impact of these market factors through a continued focus on our hiring process and retaining existing employees, in addition to maximizing efficiencies of labor hour usage per restaurant.

Other Restaurant Operating Costs. We have and expect to continue to incur additional third-party delivery fees resulting from a significant expansion of our use of third-party delivery services. In addition, during 2022 we experienced an increase in utility costs driven by volatility in the energy markets.
Restaurant Development. During 2022, we experienced select new restaurant development delays, including utility installations, permitting and inspection, and construction and labor challenges. While we anticipate these challenges will persist into 2023, we expect to incorporate increased unit development into our strategic growth plan for 2023 and beyond. We plan to develop a pipeline to support an annual unit system-wide growth rate of approximately 7.5% in 2023, with 7 to 10% unit growth thereafter.
In 2022, we opened sixteen company-owned restaurants and our franchisees opened three restaurants. As of January 3, 2023, we had 368 company-owned restaurants and 93 franchise restaurants in 31 states.
Certain Restaurant Closures. We closed five and twelve company-owned restaurants in 2022 and 2021, respectively, most of which were at or approaching the expiration of their leases. We currently do not anticipate significant restaurant closures for the foreseeable future; however, we may from time to time close certain restaurants, including closures at, or near, the expiration of their leases.
Impairment of Long-lived Assets. We impaired four restaurants in 2022 and six restaurants in 2021. In 2021, we recognized $0.5 million related to the write down of certain assets related to the Warner Sale that occurred in January of 2022.

Impairment is based on our current assessment of the expected future cash flows of various restaurants based on recent results and other specific market factors. Many of the impaired restaurants were opened in the last three to four years in newer markets where brand awareness of our restaurants was not as strong and where it had been more difficult to adequately staff our restaurants.

Key Measures We Use to Evaluate Our Performance

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include revenue, comparable restaurant sales, average unit volumes (“AUVs”), EBITDA and adjusted EBITDA. EBITDA and adjusted EBITDA are non-GAAP financial measures.

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
Seasonal factors cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced winter and holiday traffic and is typically higher in the second and third quarters. As a result of these factors, as well as the periodic effects of the COVID-19 Pandemic, our quarterly and annual operating results and comparable restaurant sales may fluctuate.
Comparable Restaurant Sales
Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. As of the end of 2022, 2021 and 2020, there were 347, 359 and 368 restaurants, respectively, in our comparable restaurant base for company-owned locations. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded. Restaurants that were temporarily closed or operating at reduced hours and dining capacity due to the COVID-19 Pandemic remained in comparable restaurant sales. Changes in comparable restaurant sales are generated by changes in traffic, which we calculate as the number of entrées sold, and changes in per-person spend, calculated as sales divided by traffic. Per-person spend can be influenced by changes in menu prices and the mix and number of items sold per person.
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
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss) before net interest expense, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income (loss) before net interest expense, provision (benefit) for income taxes, depreciation and amortization, restaurant impairments, closure costs and asset disposals, fees and costs related to transactions and other acquisition/disposition costs and stock-based compensation.
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
The following table presents a reconciliation of net (loss) income to EBITDA and adjusted EBITDA:

	Fiscal Year
	2022	2021
	(in thousands)
Net (loss) income	$(3,314)	$3,665
Depreciation and amortization	23,268	22,333
Interest expense, net	2,445	2,082
Provision for income taxes	37	70
EBITDA	$22,436	$28,150
Restaurant impairments, closure costs and asset disposals (1)	6,164	5,727
Fees and costs related to transactions and other acquisition/disposition costs	70	—
Stock-based compensation expense	4,395	4,271
Adjusted EBITDA	$33,065	$38,148
_____________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. Additionally, 2022 and 2021 include closure costs of five and twelve restaurants, respectively. Fiscal years 2022 and 2021 had $1.4 million and $3.4 million, respectively of impairment charges. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals.

Key Financial Definitions
Cost of Sales
Cost of sales includes the direct costs associated with the food, beverage and packaging of our menu items. Cost of sales also includes any costs related to discounted menu items. Cost of sales is a substantial expense and can be expected to change proportionally as our restaurant revenue changes. Fluctuations in cost of sales are caused primarily by volatility in the cost of commodity food items and related contracts for such items. Other important factors causing fluctuations in cost of sales include seasonality, discounting activity, distribution costs and restaurant level management of food waste.
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

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened or closed in the years indicated:

	Fiscal Year
	2022	2021
Company-Owned Restaurants
Beginning of period	372	378
Openings (1)	16	6
Divestitures (2)	(15)	—
Closures and relocations	(5)	(12)
End of period	368	372
Franchise Restaurants
Beginning of period	76	76
Openings	3	1
Acquisitions (2)	15	—
Closures	(1)	(1)
End of period	93	76
Total restaurants	461	448
_____________________________
(1)We account for relocated restaurants under both restaurant openings and closures and relocations. During 2021, we relocated one restaurant.
(2)During 2022, we sold fifteen company-owned restaurants to a franchisee.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue. Fiscal year 2022 contained 53 operating weeks and fiscal year 2021 contained 52 operating weeks.

	Fiscal Year
	2022	2021
Revenue:
Restaurant revenue	97.8%	98.4%
Franchising royalties and fees, and other	2.2%	1.6%
Total revenue	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	27.7%	25.2%
Labor	31.1%	31.2%
Occupancy	9.1%	9.8%
Other restaurant operating costs	18.3%	17.9%
General and administrative	9.8%	10.0%
Depreciation and amortization	4.6%	4.7%
Pre-opening	0.3%	0.1%
Restaurant impairments, closure costs and asset disposals	1.2%	1.2%
Total costs and expenses	100.2%	98.8%
(Loss) income from operations	(0.2)%	1.2%
Interest expense, net	0.5%	0.4%
(Loss) income before income taxes	(0.6)%	0.8%
Provision for income taxes	0.1%	—%
Net (loss) income	(0.7)%	0.8%

Fiscal Year 2022 compared to Fiscal Year 2021
Fiscal year 2022 contained 53 operating weeks and fiscal year 2021 contained 52 operating weeks. The table below presents our operating results for 2022 and 2021, and the related year-over-year changes:

	Fiscal Year		Increase / (Decrease)
	2022	2021	$	%
	(in thousands)
Revenue:
Restaurant revenue	$498,359	$467,336	$31,023	6.6%
Franchising royalties and fees, and other	11,121	7,816	3,305	42.3%
Total revenue	509,480	475,152	34,328	7.2%
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	137,859	117,894	19,965	16.9%
Labor	155,023	145,622	9,401	6.5%
Occupancy	45,213	45,956	(743)	(1.6)%
Other restaurant operating costs	91,220	83,603	7,617	9.1%
General and administrative	49,903	47,535	2,368	5.0%
Depreciation and amortization	23,268	22,333	935	4.2%
Pre-opening	1,662	665	997	149.9%
Restaurant impairments, closure costs and asset disposals	6,164	5,727	437	7.6%
Total costs and expenses	510,312	469,335	40,977	8.7%
(Loss) income from operations	(832)	5,817	(6,649)	*
Interest expense, net	2,445	2,082	363	17.4%
(Loss) income before income taxes	(3,277)	3,735	(7,012)	*
Provision for income taxes	37	70	(33)	(47.1)%
Net (loss) income	$(3,314)	$3,665	$(6,979)	*
Company-owned:
Average unit volumes	$1,360	$1,300	$60	4.6%
Comparable restaurant sales	6.0%	21.3%
_____________
*    Not meaningful.
Revenue
Total revenue increased by $34.3 million, or 7.2%, in 2022 compared to 2021. This increase was primarily due to an increase in restaurant average unit volumes and new restaurant openings, partially offset by a decrease in revenue of $18.2 million from refranchising 15 restaurants in the Warner Sale in early 2022. The impact of an additional operating week in 2022 on total revenue was approximately $9.1 million.
Average unit volumes increased 4.6% to $1.4 million in 2022 compared to $1.3 million in 2021 due to increases in price. System-wide comparable restaurant sales increased 5.6% in 2022, comprised of a 6.0% increase at company-owned restaurants and a 3.4% increase at franchise-owned restaurants.

Cost of Sales
Cost of sales increased by $20.0 million, or 16.9%, in 2022 compared to 2021, due primarily to the increase in our cost of food, predominantly chicken. As a percentage of restaurant revenue, cost of sales increased to 27.7% in 2022 from 25.2% in 2021. The increase as a percentage of restaurant revenue was similarly due to higher commodity food costs mainly from chicken pricing, partially offset by menu price increases and optimizing efficiencies with our chicken vendor.
Labor Costs
Labor costs increased by $9.4 million, or 6.5%, in 2022 compared to 2021, due primarily to the increase in wage inflation. This was partially offset by labor efficiency initiatives and lower benefits costs related to our health insurance plan. As a percentage of restaurant revenue, labor costs decreased to 31.1% in 2022 compared to 31.2% in 2021.
Occupancy Costs
Occupancy costs decreased by $0.7 million, or 1.6%, in 2022 compared to 2021, due primarily to the favorable impact of refranchising 15 restaurants in early 2022. As a percentage of restaurant revenue, occupancy costs decreased to 9.1% in 2022 from 9.8% in 2021, due primarily to an increase in restaurant revenue.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $7.6 million, or 9.1%, in 2022 compared to 2021, due primarily to higher third-party delivery fees and higher utility rates in 2022. As a percentage of restaurant revenue, other restaurant operating costs increased to 18.3% in 2022 from 17.9% in 2021.
General and Administrative Expense
General and administrative expense increased by $2.4 million, or 5.0%, in 2022 compared to 2021, due primarily to increases in wages, marketing expense, software related costs and travel costs, as well as increased expenses from the additional week in the fiscal year, partially offset by decreases in bonus expense. As a percentage of revenue, general and administrative expense decreased to 9.8% in 2022 compared to 10.0% in 2021, due primarily to decreases in bonus expense.
Depreciation and Amortization
Depreciation and amortization increased by $0.9 million, or 4.2%, in 2022 compared to 2021, due primarily to new restaurant openings and an additional week in the fiscal year, partially offset by restaurants impaired or closed. As a percentage of revenue, depreciation and amortization remained relatively flat.
Pre-Opening Costs
Pre-opening costs increased $1.0 million in 2022 compared to 2021 due to the increased number of restaurant openings in 2022 compared to 2021.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals increased by $0.4 million, or 7.6%, in 2022 compared to 2021. The increase was due to asset disposals which included expenses from the divestiture of company-owned restaurants pursuant to the Warner Sale in January of 2022 as well as other franchise lease related costs. The increase was partially offset by $1.4 million of impairment charges on four restaurants in 2022 compared to $3.4 million of impairment charges on six restaurants in 2021. Both years include ongoing equipment costs for restaurants previously impaired.
Interest Expense
Interest expense increased by $0.4 million, or 17.4% in 2022 compared to 2021. The increase was mainly due to higher average borrowings and a higher average interest rate in 2022 compared to 2021 as well as an additional week in the fiscal year 2022. With the refinancing of our debt in mid-2020, interest expense for all amounts outstanding is variable.
Provision for Income Taxes
The effective tax rate was (1.1)% in 2022 compared to 1.9% in 2021. The effective tax rates in 2022 and 2021 are primarily related to changes in indefinite-lived intangibles, as a percentage of pre-tax book income or loss. We will continue to maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.
Liquidity and Capital Resources
Current Resources
As of January 3, 2023, our available cash and cash equivalents balance was $1.5 million, and $74.3 million was available for future borrowings under our Third Amended Credit Facility (defined below).
On May 9, 2018, we entered into the 2018 Credit Facility which consisted of a term loan facility in an aggregate principal amount of $25.0 million and a revolving line of credit of $65.0 million, which included a letter of credit subfacility in the amount of $15.0 million and a swingline subfacility in the amount of $10.0 million. The 2018 Credit Facility was subsequently amended on November 20, 2019 (as amended, the First Amended Credit Facility) and June 16, 2020 (as amended, the Second Amended Credit Facility).
On July 27, 2022, the Company amended and restated its Second Amended Credit Facility by entering into the Third Amendment to the Credit Agreement (the “Third Amendment” or the “Third Amended Credit Facility”) which matures on July 27, 2027. Among other things, the Third Amendment: (i) increased the credit facility from $100.0 million to $125.0 million; (ii) eliminated the term loan and principal amortization components of the credit facility; (iii) removed the Company’s capital expenditure covenant; (iv) enhanced flexibility for certain covenants and restrictions; and (v) lowered the spread within the Company’s cost of borrowing and transitioned from LIBOR to SOFR plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio. In connection with the Third Amendment, the Company wrote off a portion of the unamortized debt issuance costs related to the Second Amended Credit Facility in the amount of $0.3 million in the third quarter of 2022. The Third Amended Credit Facility is secured by a pledge of stock of substantially all of the Company’s subsidiaries and a lien on substantially all of the personal property assets of the Company and its subsidiaries.
As of January 3, 2023, we had $47.7 million of indebtedness (excluding $1.6 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the Third Amended Credit Facility.
Availability of borrowings under the Third Amended Credit Facility is conditioned upon our compliance with the terms of the Amendment, including the financial covenants and other customary affirmative and negative covenants, such as limitations on additional borrowings, acquisitions, dividend payments and lease commitments, and customary representations and warranties. As of January 3, 2023, we were in compliance with all of our debt covenants.
We expect that we will meet all applicable financial covenants in our Third Amended Credit Facility through at least the next four fiscal quarters. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit facility. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
Cash Flow Analysis
Cash flows from operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	January 3, 2023	December 28, 2021
	(in thousands)
Net cash provided by operating activities	$9,557	$36,165
Net cash used in investing activities	(32,309)	(18,370)
Net cash provided by (used in) financing activities	22,020	(23,380)
Net decrease in cash and cash equivalents	$(732)	$(5,585)

Operating Activities
Net cash provided by operating activities in 2022 was $9.6 million compared to $36.2 million in 2021. The change in operating cash flows resulted from a decrease in net income, as adjusted for non-cash items including depreciation, as well as working capital changes. The working capital variance includes uses of cash related to payroll timing, decreases in liabilities held for sale related to the Warner Sale and normal changes in accounts payable and other accrued expenses.

Investing Activities

Net cash used in investing activities was primarily related to new restaurant capital expenditures for the opening of sixteen and six company-owned restaurants in 2022 and 2021, respectively, as well as information technology expenses and investments in restaurant equipment and restaurant upgrades.
Financing Activities
Net cash provided by financing activities was $22.0 million in 2022 largely related to draws on our revolving credit facility to fund new restaurant openings, partially offset by debt issuance costs and payments on finance leases.

Material Cash Requirements
Our short-term obligations consist primarily of certain lease and other contractual commitments related to our operations, normal recurring operating expenses, working capital needs, new store development, capital improvements and maintenance of our restaurants, regular interest payments on our debt obligations and certain non-recurring expenditures.
Our long-term obligations consist primarily of certain lease and other contractual commitments related to our operations and payment of our outstanding debt obligations. In addition, our growth target for new store development will require capital each year which is expected to be funded by currently available cash and cash equivalents, cash flows from operations and our revolving credit facility.
Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants, as well as information technology expenses and other general corporate capital expenditures.
Our total capital expenditures for 2022 were $33.9 million, which includes amounts for restaurants that will be opening in 2023. We expect our 2023 capital expenditures to be in the range of $53.0 million to $58.0 million. Our capital expenditures in 2023 are expected to be primarily related to our construction of new restaurants, which excludes landlord reimbursements that we typically receive, in addition to reinvestment in existing restaurants and investments in digital menu boards.
Our contractual obligations consist of lease obligations, purchase obligations, long-term debt and other liabilities. See Note 4 Long-Term Debt and Note 12 Leases for further discussion. We are obligated under non-cancelable leases for our restaurants, administrative offices and equipment. In addition to those lease obligations, we have legally binding minimum lease payments for leases signed but not yet commenced amounting to $17.8 million as of January 3, 2023. We enter into various purchase obligations in the ordinary course of business. As of January 3, 2023, our short-term binding purchase obligations amounted to $40.1 million and our long-term binding purchase obligations amounted to $2.9 million. These amounts relate to volume commitments for beverage and food products, as well as binding commitments for the construction of new restaurants. Our other liabilities of $0.7 million as of January 3, 2023 includes our commitment under our non-qualified deferred compensation plan.
We believe that we have sufficient liquidity to meet our liquidity needs and capital resource requirements for at least the next twelve months primarily through currently available cash and cash equivalents, cash flows from operations, and borrowings under the Third Amended Credit Facility. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have up to 30 days to pay our vendors. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth.

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
In performing our impairment testing, we forecast our future undiscounted cash flows by looking at recent restaurant level performance, restaurant level operating plans, sales trends and cost trends for cost of sales, labor and operating expenses. We believe that this combination of information gives us a fair benchmark to estimate future undiscounted cash flows. We compare this cash flow forecast, excluding occupancy rent expense, to the asset’s carrying value, excluding lease liability, at the restaurant. Based on this analysis, if the carrying amount of the assets is greater than the estimated future undiscounted cash flows, an impairment charge is recognized, measured as the amount by which the carrying amount exceeds the fair value of the asset. If these projections are not achieved, we could realize future impairments.
Leases
We lease all restaurant facilities, office space and certain equipment. Pursuant to FASB Accounting Standards Codification (“ASC”) Topic 842, all operating and finance lease assets and liabilities are recognized on our Consolidated Balance Sheets.
Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make future lease payments arising from the lease. Operating lease ROU assets and liabilities are recorded at commencement date based on the present value of lease payments over the lease term, which includes options to extend lease terms that are reasonably certain of being exercised. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. As most of our leases do not provide an implicit rate, we use the incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We recognize lease expense for these short-term leases on a straight-line basis over the lease term.
Our leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce the right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term. Rent expense for the period prior to the restaurant opening is reported as pre-opening expense in the Consolidated Statements of Operations. If our estimates or underlying assumptions, including discount rate and sublease income change in the future, our operating results may be materially impacted.

ITEM 7A.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding borrowing under our Third Amended Credit Facility, which bears interest at variable rates equal to SOFR plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio. As of January 3, 2023, $47.7 million in borrowings were outstanding under our Third Amended Credit Facility. An increase or decrease of 1.0% in the effective interest rate applied to our borrowings would have resulted in a pre-tax interest expense fluctuation of approximately $0.5 million on an annualized basis.
Commodity Price Risk
We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors that are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. We use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing. In 2022, we optimized efficiencies with our chicken vendor to mitigate chicken price increases. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percentage of restaurant revenue.
Inflation
The primary inflationary factors affecting our operations are food costs, labor costs, energy costs and materials used in the construction of new restaurants and maintenance of existing restaurants. Increases in federal, state or local minimum wages directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Additionally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Inflation has more significantly impacted our operating results during 2022 than compared to prior years, particularly in our commodity and construction markets, in addition to increased wage inflation that has continued to affect our results from 2019 through 2022. We expect inflation may continue to affect our results in the near future.

ITEM 8.    Financial Statements and Supplementary Data

Noodles & Company

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Balance Sheets
(in thousands, except share data)

	January 3, 2023	December 28, 2021
Assets
Current assets:
Cash and cash equivalents	$1,523	$2,255
Accounts receivable	6,443	3,958
Inventories	10,044	9,404
Prepaid expenses and other assets	3,450	6,837
Income tax receivable	176	108
Total current assets	21,636	22,562
Property and equipment, net	129,386	119,276
Operating lease assets, net	183,392	188,440
Goodwill	7,154	7,154
Intangibles, net	608	668
Other assets, net	1,667	3,359
Total long-term assets	322,207	318,897
Total assets	$343,843	$341,459
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,308	$15,543
Accrued payroll and benefits	9,219	18,600
Accrued expenses and other current liabilities	11,005	13,791
Current operating lease liabilities	28,581	26,617
Current portion of long-term debt	—	2,031
Total current liabilities	64,113	76,582
Long-term debt, net	46,051	18,931
Long-term operating lease liabilities, net	187,320	200,243
Deferred tax liabilities, net	229	269
Other long-term liabilities	7,766	7,801
Total liabilities	305,479	303,826
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of January 3, 2023 and December 28, 2021; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of January 3, 2023 and December 28, 2021; 48,464,298 issued and 46,040,427 outstanding as of January 3, 2023; 48,125,151 issued and 45,701,280 outstanding as of December 28, 2021	485	481
Treasury stock, at cost, 2,423,871 shares as of January 3, 2023 and December 28, 2021, respectively	(35,000)	(35,000)
Additional paid-in capital	211,267	207,226
Accumulated deficit	(138,388)	(135,074)
Total stockholders’ equity	38,364	37,633
Total liabilities and stockholders’ equity	$343,843	$341,459
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year Ended
	January 3, 2023	December 28, 2021	December 29, 2020
Revenue:
Restaurant revenue	$498,359	$467,336	$388,480
Franchising royalties and fees, and other	11,121	7,816	5,175
Total revenue	509,480	475,152	393,655
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	137,859	117,894	97,697
Labor	155,023	145,622	126,424
Occupancy	45,213	45,956	46,787
Other restaurant operating costs	91,220	83,603	71,208
General and administrative	49,903	47,535	42,876
Depreciation and amortization	23,268	22,333	21,709
Pre-opening	1,662	665	443
Restaurant impairments, closure costs and asset disposals	6,164	5,727	6,540
Total costs and expenses	510,312	469,335	413,684
(Loss) income from operations	(832)	5,817	(20,029)
Interest expense, net	2,445	2,082	3,146
(Loss) income before income taxes	(3,277)	3,735	(23,175)
Provision for income taxes	37	70	84
Net (loss) income	$(3,314)	$3,665	$(23,259)

(Loss) earnings per Class A and Class B common stock, combined
Basic	$(0.07)	$0.08	$(0.53)
Diluted	$(0.07)	$0.08	$(0.53)
Weighted average Class A and Class B common stock outstanding, combined
Basic	45,913,787	45,483,029	44,272,474
Diluted	45,913,787	46,125,386	44,272,474
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock(1)		Treasury		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance—December 31, 2019	46,557,934	$466	2,423,871	$(35,000)	$200,585	$(115,480)	$50,571
Stock plan transactions and other	249,653	2	—	—	(176)	—	(174)
Stock-based compensation expense	—	—	—	—	2,561	—	2,561
Net loss	—	—	—	—	—	(23,259)	(23,259)
Balance—December 29, 2020	46,807,587	468	2,423,871	(35,000)	202,970	(138,739)	29,699
L Catterton warrants exercised(2)	975,458	10	—	—	(10)	—	—
Stock plan transactions and other	342,106	3	—	—	98	—	101
Stock-based compensation expense	—	—	—	—	4,168	—	4,168
Net income	—	—	—	—	—	3,665	3,665
Balance—December 28, 2021	48,125,151	481	2,423,871	(35,000)	207,226	(135,074)	37,633
Stock plan transactions and other	339,147	4	—	—	(360)	—	(356)
Stock-based compensation expense	—	—	—	—	4,401	—	4,401
Net loss	—	—	—	—	—	(3,314)	(3,314)
Balance—January 3, 2023	48,464,298	$485	2,423,871	$(35,000)	$211,267	$(138,388)	$38,364
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.
(2)Refer to Note 8 - Stockholders’ Equity.

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	January 3, 2023	December 28, 2021	December 29, 2020
Operating activities
Net (loss) income	$(3,314)	$3,665	$(23,259)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,268	22,333	21,709
Deferred income taxes, net	(40)	29	40
Restaurant impairments, closure costs and asset disposals	2,261	3,538	4,782
Amortization of debt issuance costs	723	444	371
Stock-based compensation	4,328	4,110	2,497
Gain on insurance proceeds received for property damage	—	(406)	(200)
Changes in operating assets and liabilities:
Accounts receivable	(2,576)	(491)	(392)
Inventories	(743)	(382)	61
Prepaid expenses and other assets	1,244	(492)	(14)
Accounts payable	(563)	4,689	(1,287)
Operating lease assets and liabilities	(5,417)	(1,759)	2,847
Income taxes	(68)	(64)	59
Accrued expenses and other liabilities	(9,546)	951	1,910
Net cash provided by operating activities	9,557	36,165	9,124
Investing activities
Purchases of property and equipment	(33,886)	(18,776)	(11,782)
Proceeds from restaurant refranchising	1,577	—	—
Insurance proceeds received for property damage	—	406	837
Net cash used in investing activities	(32,309)	(18,370)	(10,945)
Financing activities
Net borrowings from swing line loan	4,781	—	—
Proceeds from borrowings on long-term debt	53,512	—	55,500
Payments on long-term debt	(32,850)	(21,556)	(54,313)
Debt issuance costs	(1,077)	—	(731)
Payment of finance leases	(1,990)	(1,925)	(1,080)
Stock plan transactions and tax withholding on share-based compensation awards	(356)	101	(174)
Net cash provided by (used in) financing activities	22,020	(23,380)	(798)
Net decrease in cash and cash equivalents	(732)	(5,585)	(2,619)
Cash and cash equivalents
Beginning of year	2,255	7,840	10,459
End of year	$1,523	$2,255	$7,840
See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies
Business
Noodles & Company (the “Company” or “Noodles & Company”), a Delaware corporation, develops and operates fast-casual restaurants that serve globally-inspired noodle and pasta dishes, soups, salads and appetizers. As of January 3, 2023, the Company had 368 company-owned restaurants and 93 franchise restaurants in 31 states. The Company operates its business as one operating and reportable segment.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2022 which ended on January 3, 2023 contained 53 weeks. Fiscal years 2021 and 2020, which ended on December 28, 2021 and December 29, 2020, respectively, each contained 52 weeks.
Risks and Uncertainties
The Company has been subject to risks and uncertainties as a result of the COVID-19 Pandemic and its variants ("COVID-19 Pandemic") since March 2022. Our business has been adversely affected by the COVID-19 Pandemic in varying degrees through occasional temporarily closed restaurants and reduced operating hours, disruption in our supply chain and shortages in the labor required to operate our restaurants. As such, we experienced a substantial decline in our revenues, profitability and cash flows from operations during the years ended December 28, 2021 and December 29, 2020. During the year ended January 3, 2023, the effects of the COVID-19 Pandemic diminished and we experienced improvement in our business.
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
Cash and Cash Equivalents
The Company considers all highly liquid investment instruments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from credit card processors as of January 3, 2023 and December 28, 2021, which are included in cash and cash equivalents, were $1.0 million in both years. Additionally, the Company records “book overdrafts” when outstanding checks at year end are in excess of cash and cash equivalents. Such book overdrafts are recorded within accounts payable in the accompanying Consolidated Balance Sheets and within operating activities in the accompanying Consolidated Statements of Cash Flows.
Accounts Receivable
Accounts receivable consists primarily of franchise receivables and vendor rebates, as well as insurance receivables and other miscellaneous receivables arising from the normal course of business. The Company believes all amounts to be collectible and does not have a history of losses. Accordingly, no allowance for doubtful accounts has been recorded as of January 3, 2023 or December 28, 2021.
Inventories
Inventories consist of food, beverages, supplies and smallwares, and are stated at the lower of cost (first-in, first-out method) or net realizable value. Smallwares inventory, which consist of the plates, silverware and cooking utensils used in the restaurants, are frequently replaced and are therefore considered current assets. Replacement costs of smallwares inventory are recorded as other

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

restaurant operating costs in the Consolidated Statements of Operations and are expensed as incurred. As of January 3, 2023 and December 28, 2021, smallwares inventory of $6.5 million and $6.3 million, was included in the accompanying Consolidated Balance Sheets.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Expenditures for major renewals and improvements are capitalized, while expenditures for minor replacements and maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term, which generally includes option periods that are reasonably certain to be exercised. Depreciation and amortization expense on property and equipment, including assets recorded as finance leases, was $23.2 million, $22.3 million and $21.6 million in 2022, 2021 and 2020, respectively.
The estimated useful lives for property and equipment are:

Property and Equipment	Estimated Useful Lives
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture and fixtures	3 to 15 years
Equipment	3 to 7 years
The Company capitalizes internal payroll and payroll-related costs directly related to the successful acquisition, development, design and construction of its new restaurants. Capitalized internal costs were $0.4 million, $0.2 million and $0.2 million in 2022, 2021 and 2020, respectively. Interest incurred on funds used to construct company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $0.6 million, $0.3 million and $0.2 million in 2022, 2021 and 2020, respectively.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill is not subject to amortization, but instead is tested for impairment at least annually (or more often, if necessary) as of the first day of the Company’s fourth fiscal quarter.
Goodwill is evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit. In 2022, 2021 and 2020, the Company performed a qualitative impairment assessment. Under this approach, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If after performing the qualitative assessment, the Company determines there is less than a 50 percent chance that the fair value of its reporting unit is less than its carrying amount, then performing the two-step test is unnecessary. Based on the qualitative assessment performed, management did not believe that it is more likely than not that the Company’s goodwill has been impaired.
Based on the Company’s analysis, no impairment charges were recognized on goodwill in 2022, 2021 or 2020.
Intangibles, net
Intangibles, net consists primarily of reacquired franchise rights and trademarks. The Company amortizes the reacquired franchise rights over the remaining contractual terms of the reacquired franchise area development agreements at the time of acquisition, which ranged from approximately three years to 10 years as of January 3, 2023. Trademark rights are considered indefinite-lived intangible assets, the carrying value of which are analyzed for impairment at least annually (or more often, if necessary).

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment on a regular basis, in addition to whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Estimates of future cash flows are based on the Company’s experience and knowledge of local operations. During 2022, 2021 and 2020, the Company recorded impairment charges of certain long-lived assets which are included in restaurant impairments, closure costs and asset disposals in the Consolidated Statements of Operations. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals. Fair value of the restaurant assets was determined using Level 3 inputs (as described in Note 5, Fair Value Measurements).
Debt Issuance Costs
Certain fees and costs incurred to obtain long-term financing are capitalized and included as a reduction in the net carrying value of long-term debt, net of accumulated amortization. These costs are amortized to interest expense over the term of the related debt. When debt is extinguished prior to its maturity date, the amortization of the remaining unamortized debt issuance costs, or pro-rata portion thereof, is charged to loss on extinguishment of debt. Debt issuance costs of $1.6 million and $1.3 million, net of accumulated amortization, as of January 3, 2023 and December 28, 2021, respectively, are included as a reduction of long-term debt in the Consolidated Balance Sheets.
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
Gift Cards
The Company sells gift cards which do not have an expiration date, and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company has determined that approximately 13% of gift cards will not be redeemed, which is recognized ratably over the estimated redemption period of the gift card, approximately 24 months.
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
As of January 3, 2023, December 28, 2021 and December 29, 2020, there were 93, 76 and 76 franchise restaurants in operation, respectively. Franchisees opened three restaurants in 2022 and one restaurant in 2021. There were no franchise restaurants opened in 2020. Also, one franchise restaurant closed in each of 2022, 2021 and 2020. In addition, there were fifteen company-owned locations acquired by a franchisee in 2022 and nine locations acquired in 2020.
Pre-Opening Costs
Pre-opening costs, including rent, wages, benefits and travel for the training and opening teams, food, beverage and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred and were $9.3 million, $7.7 million and $7.9 million in 2022, 2021 and 2020, respectively. These costs are included in restaurant operating costs, general and administrative expenses and pre-opening costs based on the nature of the advertising and marketing costs incurred.
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The Company adopted this pronouncement in the third quarter of 2022. The adoption of ASU 2020-04 did not have a material impact to the Company’s consolidated financial statements.
2. Supplemental Financial Information
Accounts receivable consist of the following (in thousands):

	2022	2021
Delivery program receivables	$2,027	$1,467
Vendor rebate receivables	801	695
Franchise receivables(1)	2,050	644
Other receivables	1,565	1,152
Accounts receivable	$6,443	$3,958
_____________________
(1) Franchise receivables in 2022 include amounts related to equipment purchased in advance at a discount for franchisees.

Prepaid expenses and other assets consist of the following (in thousands):

	2022	2021
Prepaid occupancy related costs	$711	$73
Prepaid insurance	882	853
Current assets held for sale	—	3,514
Prepaid expenses	1,802	2,272
Other current assets	55	125
Prepaid expenses and other assets	$3,450	$6,837

Property and equipment, net, consist of the following (in thousands):

	2022	2021
Leasehold improvements	$212,319	$197,722
Furniture, fixtures and equipment	152,786	140,698
Construction in progress	6,738	6,306
	371,843	344,726
Accumulated depreciation and amortization	(242,457)	(225,450)
Property and equipment, net	$129,386	$119,276

Accrued payroll and benefits consist of the following (in thousands):

	2022	2021
Accrued payroll and related liabilities	$5,004	$9,851
Accrued bonus	2,007	5,078
Insurance liabilities	2,208	3,671
Accrued payroll and benefits	$9,219	$18,600

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued expenses and other current liabilities consist of the following (in thousands):

	2022	2021
Gift card liability	$2,430	$2,850
Occupancy related	1,001	1,615
Utilities	1,612	1,302
Current portion of finance lease liability	2,210	1,956
Liabilities held for sale	—	1,671
Accrued interest	70	271
Insurance liabilities	415	393
Other restaurant expense accruals	1,128	995
Other corporate expense accruals	2,139	2,738
Accrued expenses and other current liabilities	$11,005	$13,791

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
3. Goodwill and Intangible Assets
The Company had no goodwill impairment charges in 2022, 2021 or 2020. As of January 3, 2023 and December 28, 2021, the goodwill balance remained at $7.2 million.

The following table presents intangible assets subject to amortization as of January 3, 2023 and December 28, 2021, (in thousands):

	2022	2021
Amortized intangible assets:
Reacquired franchise rights	$933	$933
Accumulated amortization	(560)	(493)
Amortized intangible assets, net	373	440
Non-amortized intangible assets:
Trademark rights	235	228
Intangibles, net	$608	$668

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated aggregate future amortization expense as of January 3, 2023 is as follows, (in thousands):

2023	$67
2024	66
2025	66
2026	52
2027	43
Thereafter	79
$373

No impairment charges were recorded related to non-amortized intangible assets in 2022, 2021 or 2020.

4. Long-Term Debt
2018 Credit Facility
On May 9, 2018, the Company entered into a credit facility with U.S. Bank National Association (the “2018 Credit Facility”). The 2018 Credit Facility consisted of a term loan facility in an aggregate principal amount of $25.0 million and a revolving line of credit of $65.0 million, which included a letter of credit subfacility in the amount of $15.0 million and a swingline subfacility in the amount of $10.0 million. The 2018 Credit Facility was subsequently amended on November 20, 2019 (as amended, the First Amended Credit Facility) and June 16, 2020 (as amended, the Second Amended Credit Facility).
On July 27, 2022, the Company amended and restated its Second Amended Credit Facility by entering into the Third Amendment to the Credit Agreement (the “Third Amendment” or the “Third Amended Credit Facility”) which matures on July 27, 2027. Among other things, the Third Amendment: (i) increased the credit facility from $100.0 million to $125.0 million; (ii) eliminated the term loan and principal amortization components of the credit facility; (iii) removed the Company’s capital expenditure covenant; (iv) enhanced flexibility for certain covenants and restrictions; and (v) lowered the spread within the Company’s cost of borrowing and transitioned from LIBOR to SOFR plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio. In connection with the Third Amendment, the Company wrote off a portion of the unamortized debt issuance costs related to the Second Amended Credit Facility in the amount of $0.3 million in the third quarter of 2022. The Third Amended Credit Facility is secured by a pledge of stock of substantially all of the Company’s subsidiaries and a lien on substantially all of the personal property assets of the Company and its subsidiaries.

As of January 3, 2023, the Company had $47.7 million of indebtedness (excluding $1.6 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the Third Amended Credit Facility.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. As of January 3, 2023, the Company was in compliance with all of its debt covenants.
The Company’s indebtedness bore interest at a range of 2.35% to 8.75% during 2022. The Company recorded interest expense of $2.4 million, $2.1 million and $3.1 million for 2022, 2021 and 2020, respectively, of which each year included $0.4 million of amortization of debt issuance costs.
5. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to their short-term nature. The carrying amounts of borrowings approximate fair value as the line of credit and borrowings vary with market interest rates and negotiated terms and conditions are consistent with current market rates. The fair value of the Company’s line of credit borrowings is measured using Level 2 inputs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis include items such as property and equipment, operating lease assets, goodwill and other intangible assets. These assets are measured at fair value if determined to be impaired or when acquired. Adjustments to the fair value of assets measured at fair value on a non-recurring

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

basis as of January 3, 2023 and December 28, 2021, are discussed in Note 6, Restaurant Impairments, Closure Costs and Asset Disposals. Assets held for sale are measured at fair value on a non-recurring basis using Level 3 inputs.
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
6. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals for fiscal years 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Restaurant impairments(1)	$1,362	$3,424	$4,113
Closure costs(1)	1,285	1,239	535
Loss on disposal of assets and other	3,517	1,064	1,892
Total restaurant impairments, closure costs and asset disposals	$6,164	$5,727	$6,540
_____________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.
Restaurant Impairments
During 2022, 2021 and 2020, four restaurants, six restaurants and eight restaurants were identified as impaired, respectively. In 2022, the Company recognized a $0.3 million loss from the Warner Sale (discussed in Note 2, Supplemental Financial Information). In 2021, the assets held in connection to the Warner Sale were written down by $0.5 million. All periods include ongoing equipment costs for restaurants previously impaired. Impairment is based on management’s current assessment of the expected future cash flows of various restaurants based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and was determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value. The onset of the COVID-19 Pandemic during 2020 resulted in significant disruption to the restaurant industry and adversely affected the Company’s business. The Company will continue to monitor the impact from the COVID-19 Pandemic as it relates to recoverability of long-lived assets.
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
Restaurant Closures
Closure costs during 2022, 2021 and 2020 pertain to ongoing costs of restaurants that closed in previous years, as well as costs related to the closure of five, twelve, and six restaurants, respectively. These closure costs were offset by gains of $0.1 million in 2022, $0.2 million in 2021 and $0.6 million in 2020 resulting from the adjustments to liabilities as lease terminations occur. Closure costs can include fees from real estate advisors and brokers related to terminations of the leases and charges resulting from final adjustments to liabilities as lease terminations occur.
Loss on disposal of assets and other includes expenses related to the divestiture of company-owned restaurants in 2022 and 2020 as well as lease related costs. Both years include disposals of assets in the normal course of business. Loss on disposal of assets and other for 2021 includes a gain on insurance proceeds from property damage.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes
The components of the provision (benefit) for income taxes are as follows for 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Current tax provision:
Federal	$—	$—	$—
State	77	41	44
	77	41	44
Deferred tax (benefit) provision:
Federal	(27)	23	30
State	(13)	6	10
	(40)	29	40
Total provision for income taxes	$37	$70	$84
The reconciliation of income tax provision (benefit) that would result from applying the federal statutory rate to pre-tax income as shown in the accompanying Consolidated Statements of Operations is as follows for 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Federal income tax (benefit) provision at federal rate	$(688)	$784	$(4,867)
State income tax (benefit) provision, net of federal tax	(112)	162	(1,191)
Other permanent differences	368	(17)	288
Tax credits	(1,608)	(1,297)	(390)
Change in valuation allowance	1,558	244	6,104
Tax rate change	—	6	(25)
Deferred tax asset write-off	320	207	157
Other items, net	199	(19)	8
Provision for income taxes	$37	$70	$84
Effective income tax rate	(1.1)%	1.9%	(0.4)%

The Company’s total deferred tax assets and liabilities are as follows (in thousands):

	2022	2021
Deferred tax assets	$113,054	$110,098
Deferred tax liabilities	(65,961)	(64,603)
Total deferred tax assets	47,093	45,495
Valuation allowance	(47,322)	(45,764)
Net deferred tax liabilities	$(229)	$(269)

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following (in thousands):

	2022	2021
Deferred tax assets (liabilities):
Loss carry forwards	$39,339	$37,534
Deferred franchise revenue	2,411	1,128
Property, equipment and intangible assets	(14,802)	(11,821)
Stock-based compensation	1,970	1,676
Tax credit carry forwards	7,231	5,624
Interest expense	617	—
Inventory smallwares	(1,700)	(1,646)
Other accrued expenses	391	1,154
Operating lease assets	(49,459)	(51,136)
Operating lease liabilities	59,747	61,844
Other	1,348	1,138
Total net deferred tax assets	47,093	45,495
Valuation allowance	(47,322)	(45,764)
Net deferred tax liabilities	$(229)	$(269)
For the year ended January 3, 2023, the Company determined that it was appropriate to maintain a valuation allowance of $47.3 million against U.S. deferred tax assets due to uncertainty regarding the realizability of future tax benefits. The valuation allowance is recorded against net deferred tax assets, exclusive of indefinite-lived assets and liabilities. The Company will maintain the remaining valuation allowance until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit to the effective tax rate.
As of January 3, 2023 and December 28, 2021, net operating loss (“NOL”) carry forwards for federal income tax purposes of approximately $153.5 million and $145.0 million, respectively, were available to offset future taxable income. Of these amounts, $106.8 million is available to offset future taxable income through 2037. Federal NOLs of $46.7 million created during the year ended January 1, 2019 and all subsequent years after can be carried forward indefinitely, but can only offset 80% of future taxable income. The Internal Revenue Code Section 382 generally limits the utilization of NOLs when there is an ownership change. The Company completed an analysis under Section 382 through January 3, 2023 and determined that there isn’t a current year limitation on utilization of tax attributes. Prior to the utilization of NOLs in the future, the Company will determine whether there are any limitations under Section 382. If such a limitation exists, it is possible that a portion of the NOLs may not be available for use before expiration.
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
There were no uncertain tax positions for the years ended January 3, 2023 or December 28, 2021. For federal and state income tax purposes, the Company’s 2019 through 2021 tax years remain open for examination by the authorities under the normal three year statute of limitations. Should the Company utilize any of its U.S. or state NOLs, the tax year to which the original loss relates will remain open to examination.

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
9. Stock-Based Compensation
The Company’s 2010 Stock Incentive Plan (the “Plan”), as amended and restated in May of 2013, authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”) and incentive bonuses to employees, officers, non-employee directors and other service providers. The Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”) or another committee designated by the Board, or in the absence of any such committee, the Board itself (the “administrator”). Stock options are granted at a price determined by the administrator at an exercise price that is not less than the fair market value of the underlying stock on the date of grant. The administrator may also grant SARs and RSUs with terms determined by the administrator in accordance with the Plan. All share-based awards (except for RSUs) granted under the Plan have a life of ten years. Most awards vest ratably over four years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company) under the Plan. In 2022, the Company launched the General Manager (“GM”) Equity program which granted RSUs to top performing general managers with a three year cliff vesting. At January 3, 2023, approximately 1.5 million share-based awards were available to be granted under the Plan.
Stock-based compensation expense is generally recognized on a straight-line basis over the service period of the awards. In 2022, 2021 and 2020, non-cash stock-based compensation expense of $4.4 million, $4.3 million and $2.6 million, respectively, was included in general and administrative expense. Expense recognized in 2021 was higher than previous years due to the increase in performance share compensation expense as a result of improved Company performance compared to previous years. As of January 3, 2023, there was $7.4 million of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over 2.4 years.
The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. Expected volatilities are based on the Company’s historical data and implied volatility. The Company uses historical data to estimate expected employee forfeitures of stock options. The expected life of options granted is management’s best estimate using recent and expected transactions. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company did not grant any options in 2022, 2021 or 2020.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has estimated forfeiture rates that average 21% based upon the class of employees receiving stock-based compensation in its calculation of stock-based compensation expense for the year ended January 3, 2023. These estimates are based on historical forfeiture behavior exhibited by employees of the Company.
A summary of aggregate option award activity under the Plan as of January 3, 2023, and changes during the fiscal year then ended is presented below:

	Awards	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (in thousands)
Outstanding—December 28, 2021	783,412	$12.26
Granted	—	—
Forfeited or expired	(90,807)	12.07
Exercised	—	—
Outstanding—January 3, 2023	692,605	$12.36	3.94	$141
Vested and expected to vest	686,785	$12.40	3.92	$141
Exercisable as of January 3, 2023	657,625	$12.62	3.80	$141
_____________
(1)Aggregate intrinsic value represents the amount by which fair value of the Company’s stock exceeds the exercise price of the option as of January 3, 2023.
There were no options granted in the years ended January 3, 2023, December 28, 2021 and December 29, 2020. The Company had 57,147, 90,590 and 120,349 options that vested during the years ended January 3, 2023, December 28, 2021 and December 29, 2020, respectively. These awards had a total estimated fair value of $0.3 million, $1.1 million, and $0.8 million at the date of vesting for the years ended January 3, 2023, December 28, 2021 and December 29, 2020, respectively.
Performance Stock Units
The Company grants PSUs to its executive officers under the Plan. These PSU awards are earned over a three-year performance period subject to the achievement of certain target performance conditions. The number of shares eligible to vest ranges from 0% to 200%, however no share shall vest if the defined minimum targets are not met. The PSUs granted during fiscal years 2019 to 2022 were based on target performance measures over the Company’s comparable sales growth and Adjusted EBITDA (“Financial PSU”). In 2022 and 2021, the Company also awarded a total shareholder return based metric (“TSR”), which compares the stock price of the Company’s shares to a group of peer companies.
Each share of the Financial PSU has a fair value equal to the Company’s stock price at the date of grant while the fair value of each share of TSR is determined using a Monte Carlo valuation model. The Financial PSU stock-based compensation expense is recognized during the three-year period and is adjusted for the number of shares that are expected to vest based on the probability of achieving the targeted performance measures. Stock-based compensation expense for TSR awards is recognized straight-line over the term of the award. PSUs remain unvested until the end of the performance period and through the post-vest holding period of three to six months (“vest date”). PSUs are forfeited in the event of termination prior to the vest date. The stock-based compensation expense recognized from the PSUs amounted to $0.9 million and $1.5 million during 2022 and 2021, respectively. There was no stock-based compensation expense recognized from the PSUs in 2020.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of the Company’s non-vested restricted share units as of January 3, 2023 and changes during the year then ended is presented below:

	Awards	Weighted- Average Grant Date Fair Value
Outstanding—December 28, 2021	1,164,827	$8.23
Granted	1,678,080	5.57
Vested	(393,062)	7.51
Forfeited	(126,171)	6.39
Non-vested at January 3, 2023	2,323,674	$6.45
The Company had 393,062 restricted stock units that vested during the year ended January 3, 2023. These units had a total estimated fair value of $2.2 million at the date of vesting for the year ended January 3, 2023.
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
The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	2022	2021	2020
Net (loss) income attributable to common stockholders	$(3,314)	$3,665	$(23,259)
Shares:
Basic weighted average shares outstanding	45,913,787	45,483,029	44,272,474
Effect of dilutive securities	—	642,357	—
Diluted weighted average number of shares outstanding	45,913,787	46,125,386	44,272,474
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.07)	$0.08	$(0.53)
Diluted (loss) earnings per share	$(0.07)	$0.08	$(0.53)
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings per share when the effect would be anti-dilutive. Shares issuable on the vesting or exercise of share-based awards or exercise of outstanding warrants were excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 2,402,238, 503,142 and 3,175,472 for 2022, 2021 and 2020, respectively.
11. Employee Benefit Plans
Defined Contribution Plan
In October 2003, the Company adopted a defined contribution plan, The Noodles & Company 401(k) Plan (the “401(k) Plan”). Company employees aged 21 or older, are eligible to participate in the 401(k) Plan beginning on the first day of the calendar month following 30 days of employment. Under the provisions of the 401(k) Plan, the Company may, at its discretion, make contributions to the 401(k) Plan. Participants are 100% vested in their own contributions. In 2019, the board of directors authorized matching contributions equal to 25% of the first 4% of compensation that is deferred by the participant. The Company recognized matching contribution expense of $0.4 million, $0.3 million and $0.1 million in 2022, 2021 and 2020, respectively.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Compensation Plan
The Company’s deferred compensation plan, under which compensation deferrals began in 2013, is a non-qualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. To offset its obligation, the Company purchases Company-owned whole-life insurance contracts on certain employees. As of January 3, 2023 and December 28, 2021, $0.7 million and $2.5 million, respectively, were included in other assets, net, which represents the cash surrender value of the associated life insurance policies, and $0.7 million and $0.5 million, respectively, were included in accrued expenses and other current liabilities and other long-term liabilities, which represents the carrying value of the liability for deferred compensation.
Employee Stock Purchase Plan
In 2013, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) under which eligible team members may voluntarily contribute up to 15% of their salaries, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all non-highly compensated employees who have been employed by the Company for at least 30 days prior to the offering period and who are regularly scheduled to work more than 20 hours per week and for more than five months in any calendar year, are eligible to participate in the ESPP which operates in-line with the Company’s fiscal quarters. A total of 750,000 shares of common stock are available for issuance under the ESPP. The Company has issued a total of 267,729 shares under this plan, of which 40,838 shares were issued during 2022. A total of 482,271 shares remain available for future issuance. For 2022, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 3.31% risk-free interest rate; 0.25 years year expected life; expected volatility of 66.4%; and a zero percent dividend yield. The weighted average fair value per share at grant date was $1.12. In 2022, the Company recognized $46,000 of compensation expense related to the ESPP.
12. Leases
The Company leases restaurant facilities, office space and certain equipment that expire on various dates through April 2038. Lease terms for restaurants in traditional shopping centers generally include a base term of 10 years, with options to extend these leases for additional periods of five to 15 years.
The Company’s leases typically contain rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce the right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term. Total rent expense for operating leases for 2022, 2021 and 2020 was approximately $38.5 million, $39.1 million and $39.9 million, respectively.
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

During 2020, the onset of the COVID-19 Pandemic impacted the Company’s business significantly, including temporary closures of our dining rooms starting in March 2020. The COVID-19 Pandemic had impacted certain of our restaurant operating results and the changes in the market trend of the trade area affected the underlying asset values of the restaurant lease. The Company recorded right-of-use asset impairment charges on two restaurants in 2022 and one restaurant in 2021 which reduced the carrying value of operating lease assets to their respective estimated fair value by $0.2 million and $0.1 million, respectively.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		2022	2021
Assets
Operating	Operating lease assets, net	$183,392	$188,440
Finance	Property and equipment	5,258	6,394
Total leased assets		$188,650	$194,834
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$28,581	$26,617
Finance	Accrued expenses and other current liabilities	2,210	1,956
Long-term lease liabilities
Operating	Long-term operating lease liabilities	187,320	200,243
Finance	Other long-term liabilities	3,520	4,654
Total lease liabilities		$221,631	$233,470

The components of lease costs are as follows (in thousands):

		Year Ended	Year Ended
Classification		January 3, 2023	December 28, 2021
Operating lease cost	Occupancy, other restaurant operating costs, general and administrative expenses, and pre-opening costs	$38,514	$39,075
	Closure costs, loss on disposals and other	3,071	1,598
Finance lease cost
Amortization of lease assets	Depreciation and amortization	2,250	2,128
Interest on lease liabilities	Interest expense, net	401	487
		44,236	43,288
Sublease income	Franchising royalties and fees, and other	(3,242)	(1,832)
Total lease cost, net		$40,994	$41,456

Future minimum lease payments required under existing leases as of January 3, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2023	$38,869	$2,591	$41,460
2024	43,107	2,350	45,457
2025	41,592	1,119	42,711
2026	37,879	37	37,916
2027	33,483	34	33,517
Thereafter	94,198	64	94,262
Total lease payments	289,128	6,195	295,323
Less: Imputed interest	73,227	465	73,692
Present value of lease liabilities	$215,901	$5,730	$221,631

Operating lease payments include $98.6 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $17.8 million of legally binding minimum lease payments for leases signed but not yet commenced.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease term and discount rate are as follows:

	January 3, 2023	December 28, 2021
Weighted average remaining lease term (years):
Operating	7.9	8.1
Finance	2.6	3.4
Weighted average discount rate:
Operating	8.0%	8.2%
Finance	6.4%	6.5%

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

Cash paid for lease liabilities:	2022	2021
Operating leases	$45,158	$42,231
Finance leases	2,391	2,413
	$47,549	$44,644
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$19,584	$15,642
Finance leases	1,346	701
	$20,930	$16,343

13. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Consolidated Statements of Cash Flows for 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Interest paid (net of amounts capitalized)	$1,500	$1,400	$2,500
Income taxes paid (refunded)	123	106	(66)
Purchases of property and equipment accrued in accounts payable	5,640	5,335	891
14. Commitments and Contingencies
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of January 3, 2023. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.
15. Related Party Transactions
Securities Purchase Agreements
Under the securities purchase agreement with Mill Road Capital II, L.P. (“Mill Road”), if at any time Mill Road owns 10.0% or more of our outstanding common stock, Mill Road has the right to designate one nominee for election to our Board of Directors. If Mill Road’s ownership level falls below 10.0% of our outstanding common stock, Mill Road will no longer have a right to designate a nominee. As of January 3, 2023 and December 28, 2021, Mill Road did not hold a position on the Company’s Board of Directors.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Revenue Recognition
Gift Cards
As of January 3, 2023 and December 28, 2021, the current portion of the gift card liability, $2.4 million and $2.8 million, respectively, is included in accrued expenses and other current liabilities, and the long-term portion, $0.7 million and $0.6 million, respectively, is included in other long-term liabilities in the Consolidated Balance Sheets.
Revenue recognized in the Consolidated Statements of Operations for the redemption of gift cards was $3.4 million, $3.2 million and $3.5 million in 2022, 2021 and 2020, respectively. The Company recognized gift card breakage in restaurant revenue of approximately $0.5 million, $0.3 million and $0.3 million in 2022, 2021 and 2020, respectively.
Franchise Fees
Initial fees received from franchisees are recognized as revenue over the term of each respective franchise agreement, which is typically 20 years. The Company recognized revenue of $0.1 million in 2022, 2021 and 2020 related to initial fees from franchisees that were included in the contract liability balance at the beginning of the year. The Company expects to recognize approximately $0.1 million each fiscal year through fiscal 2027 and approximately $0.9 million thereafter related to performance obligations that are unsatisfied as of January 3, 2023.
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. Deferred revenue related to the rewards was $0.3 million and $0.4 million as of January 3, 2023 and December 28, 2021, respectively, and was included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Noodles & Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Noodles & Company (the Company) as of January 3, 2023 and December 28, 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2023 and December 28, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 8, 2023 expressed an unqualified opinion thereon.
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

Impairment of long-lived assets
Description of the Matter
As more fully described in Notes 1 and 6 to the consolidated financial statements, during the year ended January 3, 2023, the Company recorded impairment charges of $1.4 million related to its restaurants. The Company evaluates its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. Management groups and evaluates long-lived assets for impairment at the individual restaurant level, which is the lowest level at which independent identifiable cash flows are available. The Company estimates the future undiscounted cash flows expected to be generated by the assets and compares those estimates to the carrying value of the related assets. If the assets are determined to be impaired, they are written down to their fair values.

When indicators of impairment were identified, auditing the Company’s long-lived asset impairment analyses involved subjective auditor judgment in evaluating the expected restaurant revenues included in the future undiscounted cash flows. This assumption is subjective in nature and is affected by expectations about future market conditions for a given store.

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

To test the significant assumption described above, our audit procedures included, among others, comparing estimated revenue trends to historical results for similar restaurants and evaluating current trends by restaurant and testing the data used in the calculations for completeness and accuracy. We inquired of the Company’s management to understand the business initiatives supporting the revenue assumption in the future cash flows. We performed a sensitivity analysis of the forecasted restaurant revenues to evaluate the change in future undiscounted cash flow estimates that would result from changes in the assumption.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Denver, Colorado
March 8, 2023

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2023 based on the criteria in “Internal Control - Integrated Framework (the 2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 3, 2023.

Attestation Report of the Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 3, 2023. This report follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Noodles & Company

Opinion on Internal Control Over Financial Reporting
We have audited Noodles & Company’s internal control over financial reporting as of January 3, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Noodles & Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 3, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2023 and December 28, 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2023, and the related notes and our report dated March 8, 2023 expressed an unqualified opinion thereon.
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
March 8, 2023

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

The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1 - Election of Directors,” “Delinquent Section 16(a) Report,” “Executive Officers,” “Board Committees—Policy Regarding Stockholder Recommendations” and “Board Committees—Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2023 (the “Proxy Statement”).

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

ITEM 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section entitled “Proposal No. 4 - Ratification of Appointment of Independent Registered Public Accounting Firm for 2023” in the Proxy Statement.

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

3.The Index to Exhibits is incorporated herein by reference and is filed as part of this 10-K.

EXHIBITS

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	333-192402	November 19, 2013	3.1
3.2	Second Amended and Restated Bylaws	8-K	001-35987	August 24, 2015	3.1
4.1	Specimen Stock Certificate	S-1/A	333-188783	June 17, 2013	4.1
4.2	Certificate of Designations for Series A Convertible Preferred Stock	8-K	001-35987	February 9, 2017	4.1
4.3	Form of Warrant to Purchase Class A Common Stock	8-K	001-35987	February 9, 2017	4.2
4.4	Description of Securities	10-K	001-35987	February 26, 2021	4.4
10.1	Noodles & Company Amended and Restated 2010 Stock Incentive Plan	S-1/A	333-188783	June 17, 2013	10.1
10.2	Noodles & Company 2013 Employee Stock Purchase Plan	S-1/A	333-188783	June 17, 2013	10.2
10.3	Amended and Restated Credit Agreement dated July 27, 2022, by and among Noodles & Company, each of the Guarantors signatory thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Issuer and the lenders signatory thereto	8-K	001-35987	July 27, 2022	10.1
10.4	Security Agreement, dated May 9, 2018, by and between Noodles & Company and U.S. Bank National Association, as administrative agent	10-Q	001-35987	May 11, 2018	10.2
10.5	Pledge Agreement, dated May 9, 2018, by and between Noodles & Company and U.S. Bank National Association, as administrative agent	10-Q	001-35987	May 11, 2018	10.3
10.6	Form of Indemnification Agreement by and between Noodles & Company and each of its directors	S-1/A	333-188783	June 17, 2013	10.15
10.7	Form of Area Development Agreement	10-K	001-35987	February 24, 2015	10.9
10.8	Form of Franchise Agreement	10-K	001-35987	February 24, 2015	10.10
10.9	Form of Stock Option Agreement (Nonqualified Stock Options)	10-Q	001-35987	November 9, 2017	10.7
10.10	Form of Restricted Stock Unit Agreement	10-Q	001-35987	November 9, 2017	10.8
10.11	Form of Restricted Stock Unit Agreement for Nonemployee Directors	10-Q	001-35987	November 9, 2017	10.9
10.12	The Executive Nonqualified “Excess” Plan Adoption Agreement, adopted by Noodles & Company on May 16, 2013	S-1/A	333-188783	June 17, 2013	10.22
10.13*	Employment Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	8-K	001-35987	September 25, 2017	10.1

10.14	Letter Agreement, dated February 15, 2017, between Noodles & Company and Mill Road Capital Management LLC	8-K	001-35987	March 14, 2017	10.2
10.15	Securities Purchase Agreement, dated March 13, 2017, between Noodles & Company and Mill Road Capital Management LLC	8-K	001-35987	March 14, 2017	10.1
10.16*	Stock Option Agreement (Nonqualified Stock Options),dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.4
10.17*	Restricted Stock Unit Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.5
10.18*	Restricted Stock Unit Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.6
10.19*	Severance Agreement with Melissa Heidman, dated June 6, 2018	10-K	001-35987	March 15, 2019	10.32
10.20*	Amended and Restated Noodles & Company Compensation Plan for Non-Employee Directors, dated December 12, 2018	10-K	001-35987	March 15, 2019	10.34
10.21*	Compensation Plan for Non-Employee Directors Amended and Restated September 19, 2019	10-Q	001-35987	June 17, 2020	10.2
10.22*	Offer Letter, dated December 4, 2019, between Noodles & Company and Stacey Pool	10-K	001-35987	February 26, 2020	10.34
10.23	Form of 2020 Performance Restricted Stock Unit Agreement	10-K	001-35987	February 26, 2020	10.35
10.24*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	October 29, 2020	10.1
10.25*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Brad West	10-Q	001-35987	October 29, 2020	10.2
10.26*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Stacey Pool	10-Q	001-35987	October 29, 2020	10.3
10.27*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Melissa Heidman	10-Q	001-35987	October 29, 2020	10.4
10.28*	Carl Lukach Employment Agreement	8-K	001-35987	November 2, 2020	10.1
10.29*	Carl Lukach Offer Letter	8-K	001-35987	November 2, 2020	10.2
10.30*	Form of 2021 Performance Restricted Stock Unit Agreement	10-Q	001-35987	April 30, 2021	10.1
10.31*	Employment Agreement, dated August 2, 2021, between Noodles & Company and Kathy Lockhart	10-Q	001-35987	August 4, 2021	10.1
10.32*	Employment Agreement, dated August 2, 2021, between Noodles & Company and Sue Petersen	10-Q	001-35987	August 4, 2021	10.2
10.33*	Employment Agreement, dated July 30, 2021, between Noodles & Company and Corey Kline	10-Q	001-35987	August 4, 2021	10.3

10.34*	Form of 2019 Performance Restricted Stock Unit Agreement	10-K	001-35987	February 24, 2022	10.40
10.35*	Form of 2022 Performance Restricted Stock Unit Agreement	10-Q	001-35987	April 28, 2022	10.1
10.36	Form of Restricted Stock Unit Agreement for General Manager Equity Partner Plan	10-Q	001-35987	November 4, 2022	10.1
21.1	List of Subsidiaries of Noodles & Company					X
23.1	Consent of Ernst & Young LLP					X
24.1	Power of Attorney (included on signature page of this report)					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_____________
* Management contract or compensatory plan or arrangement.

ITEM 16.    Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2023.

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

Signature	Title	Date
/s/ DAVE BOENNIGHAUSEN
Dave Boennighausen	Director, Chief Executive Officer (principal executive officer)	March 9, 2023
/s/ CARL LUKACH
Carl Lukach	Chief Financial Officer (principal financial officer)	March 9, 2023
/s/ KATHY LOCKHART
Kathy Lockhart	Chief Accounting Officer (principal accounting officer)	March 9, 2023
/s/ JEFFREY JONES
Jeffrey Jones	Chairman	March 9, 2023
/s/ ROBERT HARTNETT
Robert Hartnett	Director	March 9, 2023
/s/ MARY EGAN
Mary Egan	Director	March 9, 2023
/s/ DREW MADSEN
Drew Madsen	Director	March 9, 2023
/s/ ELISA SCHREIBER
Elisa Schreiber	Director	March 9, 2023
/s/ SHAWN TAYLOR
Shawn Taylor	Director	March 9, 2023