Form 10-Q
period 2023-04-04
NOODLES & Co
filed 2023-05-11
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2023
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2023
Class A Common Stock, $0.01 par value per share	46,357,830 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	April 4, 2023	January 3, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,064	$1,523
Accounts receivable	4,762	6,443
Inventories	9,936	10,044
Prepaid expenses and other assets	4,138	3,450
Income tax receivable	186	176
Total current assets	21,086	21,636
Property and equipment, net	134,715	129,386
Operating lease assets, net	183,795	183,392
Goodwill	7,154	7,154
Intangibles, net	597	608
Other assets, net	1,697	1,667
Total long-term assets	327,958	322,207
Total assets	$349,044	$343,843
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,524	$15,308
Accrued payroll and benefits	12,631	9,219
Accrued expenses and other current liabilities	11,230	11,005
Current operating lease liabilities	28,581	28,581
Total current liabilities	67,966	64,113
Long-term debt, net	51,216	46,051
Long-term operating lease liabilities, net	186,594	187,320
Deferred tax liabilities, net	156	229
Other long-term liabilities	7,181	7,766
Total liabilities	313,113	305,479

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of April 4, 2023 and January 3, 2023; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of April 4, 2023 and January 3, 2023; 48,781,701 issued and 46,357,830 outstanding as of April 4, 2023 and 48,464,298 issued and 46,040,427 outstanding as of January 3, 2023	488	485
Treasury stock, at cost, 2,423,871 shares as of April 4, 2023 and January 3, 2023	(35,000)	(35,000)
Additional paid-in capital	211,946	211,267
Accumulated deficit	(141,503)	(138,388)
Total stockholders’ equity	35,931	38,364
Total liabilities and stockholders’ equity	$349,044	$343,843
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended
	April 4, 2023	March 29, 2022
Revenue:
Restaurant revenue	$123,227	$109,961
Franchising royalties and fees, and other	2,850	2,601
Total revenue	126,077	112,562
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	31,025	30,771
Labor	39,830	35,493
Occupancy	11,486	11,149
Other restaurant operating costs	24,011	21,866
General and administrative	13,641	11,840
Depreciation and amortization	6,250	5,721
Pre-opening	492	408
Restaurant impairments, closure costs and asset disposals	1,569	1,389
Total costs and expenses	128,304	118,637
Loss from operations	(2,227)	(6,075)
Interest expense, net	961	437
Loss before taxes	(3,188)	(6,512)
Benefit from income taxes	(73)	(83)
Net loss	$(3,115)	$(6,429)
Loss per Class A and Class B common stock, combined
Basic	$(0.07)	$(0.14)
Diluted	$(0.07)	$(0.14)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	46,115,506	45,726,500
Diluted	46,115,506	45,726,500
See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—January 3, 2023	48,464,298	$485	2,423,871	$(35,000)	$211,267	$(138,388)	$38,364
Stock plan transactions and other	317,403	3	—	—	(644)	—	(641)
Stock-based compensation expense	—	—	—	—	1,323	—	1,323
Net loss	—	—	—	—	—	(3,115)	(3,115)
Balance—April 4, 2023	48,781,701	$488	2,423,871	$(35,000)	$211,946	$(141,503)	$35,931

Balance—December 28, 2021	48,125,151	$481	2,423,871	$(35,000)	$207,226	$(135,074)	$37,633
Stock plan transactions and other	133,443	2	—	—	(301)	—	(299)
Stock-based compensation expense	—	—	—	—	1,140	—	1,140
Net loss	—	—	—	—	—	(6,429)	(6,429)
Balance—March 29, 2022	48,258,594	$483	2,423,871	$(35,000)	$208,065	$(141,503)	$32,045
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Fiscal Quarter Ended
	April 4, 2023	March 29, 2022
Operating activities
Net loss	$(3,115)	$(6,429)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,250	5,721
Deferred income taxes	(73)	(84)
Restaurant impairments, closure costs and asset disposals	398	496
Amortization of debt issuance costs	90	112
Stock-based compensation	1,302	1,120
Changes in operating assets and liabilities:
Accounts receivable	1,606	(513)
Inventories	77	(315)
Prepaid expenses and other assets	(749)	1,378
Accounts payable	(996)	(716)
Income taxes	(10)	1
Operating lease assets and liabilities	(640)	(826)
Accrued expenses and other liabilities	3,082	(6,005)
Net cash provided by (used in) operating activities	7,222	(6,060)
Investing activities
Purchases of property and equipment	(10,436)	(8,412)
Proceeds from restaurant divestitures	—	1,577
Net cash used in investing activities	(10,436)	(6,835)
Financing activities
Net borrowings from swing line loan	575	3,195
Proceeds from borrowings on long-term debt	4,500	10,600
Payments on long-term debt	—	(750)
Payments on finance leases	(679)	(505)
Stock plan transactions and tax withholding on share-based compensation awards	(641)	(299)
Net cash provided by financing activities	3,755	12,241
Net increase (decrease) in cash and cash equivalents	541	(654)
Cash and cash equivalents
Beginning of period	1,523	2,255
End of period	$2,064	$1,601
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of April 4, 2023, the Company had 461 restaurants system-wide in 31 states, comprised of 369 company-owned restaurants and 92 franchise restaurants. The Company operates its business as one operating and reportable segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of January 3, 2023 was derived from audited financial statements. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2023.

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2023, which ends on January 2, 2024 contains 52 weeks and fiscal year 2022, which ended on January 3, 2023, contained 53 weeks. The Company’s fiscal quarter that ended April 4, 2023 is referred to as the first quarter of 2023, and the fiscal quarter ended March 29, 2022 is referred to as the first quarter of 2022.

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	April 4, 2023	January 3, 2023
Delivery program receivables	$1,716	$2,027
Vendor rebate receivables	548	801
Franchise receivables	1,767	2,050
Other receivables	731	1,565
Accounts receivable	$4,762	$6,443

Prepaid expenses and other assets consist of the following (in thousands):

	April 4, 2023	January 3, 2023
Prepaid insurance	$675	$882
Prepaid occupancy related costs	728	711
Prepaid expenses	2,687	1,802
Other current assets	48	55
Prepaid expenses and other assets	$4,138	$3,450

Property and equipment, net, consists of the following (in thousands):

	April 4, 2023	January 3, 2023
Leasehold improvements	$215,960	$212,319
Furniture, fixtures and equipment	154,573	152,786
Construction in progress	12,006	6,738
	382,539	371,843
Accumulated depreciation and amortization	(247,824)	(242,457)
Property and equipment, net	$134,715	$129,386

Accrued payroll and benefits consist of the following (in thousands):

	April 4, 2023	January 3, 2023
Accrued payroll and related liabilities	$8,531	$5,004
Accrued bonus	2,437	2,007
Insurance liabilities	1,663	2,208
Accrued payroll and benefits	$12,631	$9,219

Accrued expenses and other current liabilities consist of the following (in thousands):

	April 4, 2023	January 3, 2023
Gift card liability	$2,073	$2,430
Occupancy related	1,441	1,001
Utilities	1,252	1,612
Current portion of finance lease liability	2,236	2,210
Accrued interest	120	70
Insurance liabilities	380	415
Other restaurant expense accruals	1,180	1,128
Other corporate expense accruals	2,548	2,139
Accrued expenses and other current liabilities	$11,230	$11,005

3. Long-Term Debt

On May 9, 2018, the Company entered into a credit facility with U.S. Bank National Association (the “2018 Credit Facility”). The 2018 Credit Facility was subsequently amended on November 20, 2019 and then again on June 16, 2020, (as amended, the “Second Amended Credit Facility”).

On July 27, 2022, the Company amended and restated its Second Amended Credit Facility by entering into the Third Amendment to the Credit Agreement (as amended and restated, the “Third Amended Credit Facility”) which matures on July 27, 2027. Among other things, the Third Amended Credit Facility: (i) increased the credit facility from $100.0 million to $125.0 million; (ii) eliminated the term loan and principal amortization components of the credit facility; (iii) removed the Company’s capital expenditure covenant; (iv) enhanced flexibility for certain covenants and restrictions; and (v) lowered the spread of the Company’s cost of borrowing and transitioned from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio.
As of April 4, 2023, the Company had $52.8 million of indebtedness (excluding $1.6 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the Third Amended Credit Facility. As of April 4, 2023, the Company had cash on hand of $2.1 million.
The Company’s revolver, which had a balance of $47.4 million as of April 4, 2023, bore interest at rates between 6.63% and 7.2%. The Company’s swingline, which had a balance of $5.4 million as of April 4, 2023, bore interest at rates between 8.75% and 9.25%.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of April 4, 2023.
4. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate their fair values due to their short-term nature. The carrying amounts of borrowings approximate fair value as the line of credit and borrowings vary with market interest rates and negotiated terms and conditions are consistent with current market rates. The fair value of the Company’s line of credit and borrowings are measured using Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value in the condensed consolidated financial statements on a non-recurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill and other intangible assets. These assets are measured at fair value if determined to be impaired.

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of April 4, 2023 and March 29, 2022 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended
	April 4, 2023	March 29, 2022
Benefit from income taxes	$(73)	$(83)
Effective tax rate	2.3%	1.3%

The effective tax rate for the first quarter of 2023 and the first quarter of 2022 reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2023, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

6. Stock-Based Compensation

The Company’s Stock Incentive Plan (the “Plan”), as amended and restated in May of 2013, authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units and incentive bonuses to employees, officers, non-employee directors and other service providers. As of April 4, 2023, approximately 0.2 million share-based awards were available to be granted under the Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended
	April 4, 2023	March 29, 2022
Stock-based compensation expense	$1,391	$1,169
Capitalized stock-based compensation expense	$22	$20

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended
	April 4, 2023	March 29, 2022
Restaurant impairments (1)	$86	$106
Closure costs (1)	558	389
Loss on disposal of assets and other	925	894
	$1,569	$1,389
_____________________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.

There were no restaurant impairments in both first quarters of 2023 and 2022. Impairment is based on management’s current assessment of the expected future cash flows of a restaurant based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and is determined by comparing the carrying value of restaurant assets to the estimated fair value of the restaurant assets at resale value and the right-of-use asset based on a discounted cash flow analysis utilizing market lease rates.

Closure costs in the first quarter of 2023 consisted of costs related to two restaurants closed in the first quarter of 2023 as well as costs related to ongoing expenses from restaurant closures in prior years. Closure costs also include two early lease termination settlements, one of which closed during the first quarter of 2023, and one of which closed during the second quarter of 2023.

Loss on disposal of assets and other during the first quarters of 2023 and 2022 includes asset disposals in the normal course of business and lease related costs and expenses in connection with the divestiture of company-owned restaurants in 2022 and 2020.

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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended
	April 4, 2023	March 29, 2022
Net loss	$(3,115)	$(6,429)
Shares:
Basic weighted average shares outstanding	46,115,506	45,726,500
Effect of dilutive securities	—	—
Diluted weighted average shares outstanding	46,115,506	45,726,500
Loss per share:
Basic loss per share	$(0.07)	$(0.14)
Diluted loss per share	$(0.07)	$(0.14)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted loss per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards that were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive totaled 3,100,963 and 1,018,962 for the first quarters of 2023 and 2022, respectively.

9. Leases
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		April 4, 2023	January 3, 2023
Assets
Operating	Operating lease assets, net	$183,795	$183,392
Finance	Property and equipment	4,813	5,258
Total leased assets		$188,608	$188,650
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$28,581	$28,581
Finance	Accrued expenses and other current liabilities	2,236	2,210
Long-term lease liabilities
Operating	Long-term operating lease liabilities	186,594	187,320
Finance	Other long-term liabilities	2,957	3,520
Total lease liabilities		$220,368	$221,631

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.8 million for both of the first quarters of 2023 and 2022.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended
	April 4, 2023	March 29, 2022
Cash paid for lease liabilities:
Operating leases	$10,522	$10,444
Finance leases	764	614
	$11,286	$11,058
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$7,015	$3,832
Finance leases	142	722
	$7,157	$4,554

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the first quarter ended April 4, 2023 and March 29, 2022 (in thousands):

	April 4, 2023	March 29, 2022
Interest paid (net of amounts capitalized)	$738	$245
Income taxes paid	10	1
Purchases of property and equipment accrued in accounts payable	6,873	5,820

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

As of April 4, 2023 and January 3, 2023, the current portion of the gift card liability, $2.1 million and $2.4 million, respectively, was included in accrued expenses and other current liabilities, and the long-term portion amounting to $0.7 million at each quarter end, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $1.0 million for both of the first quarters of 2023 and 2022.

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
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed based upon the Company’s historical redemption patterns. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of April 4, 2023 and January 3, 2023, the deferred revenue related to the rewards was $0.5 million and $0.3 million, respectively and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
12. Commitments and Contingencies

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of April 4, 2023. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

NOODLES & COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as “we,” “us,” “our” and the “Company” in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended January 3, 2023. We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2023 contains 52 weeks and fiscal year 2022 contains 53 weeks.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding expectations with respect to unit growth and planned restaurant openings, projected capital expenditures, and potential volatility through 2023 due to the current high inflationary environment and economic uncertainties, including the affects on consumer sentiment and behavior. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, our ability to sustain our overall growth, including, our digital sales growth; our ability to open new restaurants on schedule and cause those newly opened restaurants to be successful; our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including new restaurant initiatives and operational strategies to improve the performance of our restaurant portfolio; the success of our marketing efforts, including our ability to introduce new products; current economic conditions including any impact from inflation, an economic recession or a rising interest rate environment; price and availability of commodities and other supply chain challenges; our ability to adequately staff our restaurants; changes in labor costs; other conditions beyond our control such as weather, natural disasters, disease outbreaks, epidemics or pandemics impacting our customer or food supplies; and consumer reaction to industry related public health issues and health pandemics, including perceptions of food safety and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended January 3, 2023.

Recent Trends, Risks and Uncertainties

The COVID-19 Pandemic has adversely affected our historical operations and financial results. However, throughout 2022 and during the first quarter of 2023, the impacts to our operations, financial performance and cash flows have diminished materially. If the COVID-19 Pandemic were to become more widespread or another pandemic were to occur, our business could be similarly impacted in the future, including business disruption, employee absences and changes in the availability or cost of labor.

Revenue. During 2022 and into the first quarter of 2023, we implemented greater menu price increases relative to historical years as a result of ongoing inflation in our cost of food, wages and general restaurant expenses. In addition, our third-party delivery channel remains at a pricing premium to our owned channels. Our revenue is highly dependent on our customers’ future willingness to order from restaurants given consumer inflationary pressures and recessionary market dynamics. Revenue has been favorably impacted by recent restaurant openings not in the Company’s comparable restaurant base, many of which offer order ahead drive-thru pickup windows.

Cost of Sales. We have incurred incremental costs of sales driven by historical and ongoing volatility in the commodity and food ingredients markets, particularly with our chicken products, in addition to an increase in packaging costs and distribution. During the first quarter of 2023, we saw improvement in our cost of food relative to 2022 driven by favorable commodity costs across our entire food basket, particularly the price of chicken. Throughout these periods of volatility, we have continued to work with our suppliers for ongoing supply chain efficiencies, including managing food waste and adding additional suppliers as necessary, and engage in fixed pricing contracts when advantageous. To date, there has been minimal disruption in maintaining adequate food supply, packaging and other ingredients to our restaurants, though it is possible that more significant disruptions could occur if volatility in the labor and commodity markets continue.

Labor Costs. Similar to much of the restaurant industry, our base labor costs have risen in recent years driven in part by high competition for restaurant workers in many jurisdictions in which we operate. During the first quarter of 2023, we saw modest deceleration in wage inflation growth although total wage inflation remains above historical averages. We were able to partially mitigate the impact of these market factors through a continued focus on our hiring process and retaining existing employees, in addition to maximizing efficiencies of labor hour usage per restaurant. Significant government-imposed wage increases and continued market factors could materially affect our labor costs.

Other Restaurant Operating Costs. We have incurred and expect to continue to incur third-party delivery fees resulting from significant usage of third-party delivery services.

Restaurant Development. We continued to experience select new restaurant development delays, including utility installations, permitting and inspection, and construction and labor challenges in 2023. While we anticipate these challenges will persist further into 2023, we have developed a pipeline to support an annual unit system-wide growth rate of approximately 7.5% in 2023, and expect to develop a pipeline with 7% to 10% unit growth thereafter.

In the first quarter of 2023, we opened three new company-owned restaurants. As of April 4, 2023, we had 369 company-owned restaurants and 92 franchise restaurants in 31 states.

Certain Restaurant Closures. We permanently closed two company-owned restaurants in the first quarter of 2023. We currently do not anticipate a significant number of permanent restaurant closures in the foreseeable future; however, we may from time to time permanently close certain restaurants, including permanent closures at, or near, the expiration of the leases for these restaurants.

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

Seasonal factors cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters, due to reduced winter and holiday traffic, and is typically higher in the second and third quarters. As a result of these factors, our quarterly operating results and comparable restaurant sales may fluctuate significantly.

Comparable Restaurant Sales

Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded. Changes in comparable restaurant sales are generated by changes in traffic, which we calculate as the number of entrées sold and changes in per-person spend, calculated as sales divided by traffic. Per-person spend can be influenced by changes in menu prices and the mix and number of items sold per person. Restaurants that were temporarily closed or operating at reduced hours remained in comparable restaurant sales.

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

EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss) before interest expense, net, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, restaurant impairments, closure costs and asset disposals, costs related to corporate matters and stock-based compensation.

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

Results of Operations

The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended
	April 4, 2023	March 29, 2022
	(in thousands, unaudited)
Net loss	$(3,115)	$(6,429)
Depreciation and amortization	6,250	5,721
Interest expense, net	961	437
Benefit from income taxes	(73)	(83)
EBITDA	$4,023	$(354)
Restaurant impairments, closure costs and asset disposals (1)	1,569	1,389
Stock-based compensation expense	1,391	1,169
Costs related to corporate matters	30	—
Adjusted EBITDA	$7,013	$2,204
_____________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

The following table presents a reconciliation of loss from operations to restaurant contribution:

	Fiscal Quarter Ended
	April 4, 2023	March 29, 2022
Loss from operations	$(2,227)	$(6,075)
Less: Franchising royalties and fees, and other	2,850	2,601
Plus: General and administrative	13,641	11,840
Depreciation and amortization	6,250	5,721
Pre-opening	492	408
Restaurant impairments, closure costs and asset disposals	1,569	1,389
Restaurant contribution	$16,875	$10,682

Restaurant contribution margin	13.7%	9.7%

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended
	April 4, 2023	March 29, 2022
Company-Owned Restaurant Activity
Beginning of period	368	372
Openings	3	5
Closures	(2)	(2)
Divestitures (1)	—	(15)
Restaurants at end of period	369	360
Franchise Restaurant Activity
Beginning of period	93	76
Openings	—	2
Acquisitions (1)	—	15
Closures	(1)	—
Restaurants at end of period	92	93
Total restaurants	461	453
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

	Fiscal Quarter Ended
	April 4, 2023	March 29, 2022
	(unaudited)
Revenue:
Restaurant revenue	97.7%	97.7%
Franchising royalties and fees, and other	2.3%	2.3%
Total revenue	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.2%	28.0%
Labor	32.3%	32.3%
Occupancy	9.3%	10.1%
Other restaurant operating costs	19.5%	19.9%
General and administrative	10.8%	10.5%
Depreciation and amortization	5.0%	5.1%
Pre-opening	0.4%	0.4%
Restaurant impairments, closure costs and asset disposals	1.2%	1.2%
Total costs and expenses	101.8%	105.4%
Loss from operations	(1.8)%	(5.4)%
Interest expense, net	0.8%	0.4%
Loss before taxes	(2.5)%	(5.8)%
Benefit from income taxes	—%	(0.1)%
Net loss	(2.5)%	(5.7)%

First Quarter Ended April 4, 2023 Compared to First Quarter Ended March 29, 2022

The table below presents our unaudited operating results for the first quarters of 2023 and 2022, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	April 4, 2023	March 29, 2022	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$123,227	$109,961	$13,266	12.1%
Franchising royalties and fees, and other	2,850	2,601	249	9.6%
Total revenue	126,077	112,562	13,515	12.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	31,025	30,771	254	0.8%
Labor	39,830	35,493	4,337	12.2%
Occupancy	11,486	11,149	337	3.0%
Other restaurant operating costs	24,011	21,866	2,145	9.8%
General and administrative	13,641	11,840	1,801	15.2%
Depreciation and amortization	6,250	5,721	529	9.2%
Pre-opening	492	408	84	20.6%
Restaurant impairments, closure costs and asset disposals	1,569	1,389	180	13.0%
Total costs and expenses	128,304	118,637	9,667	8.1%
Loss from operations	(2,227)	(6,075)	3,848	(63.3)%
Interest expense, net	961	437	524	119.9%
Loss before taxes	(3,188)	(6,512)	3,324	(51.0)%
Benefit from income taxes	(73)	(83)	10	(12.0)%
Net loss	$(3,115)	$(6,429)	$3,314	(51.5)%
Company-owned:
Average unit volume	$1,343	$1,249	$94	7.5%
Comparable restaurant sales	6.9%	5.3%
________________
*Not meaningful.

Revenue

Total revenue increased $13.5 million in the first quarter of 2023, or 12.0%, to $126.1 million, compared to $112.6 million in the first quarter of 2022. This increase was primarily due to sales growth in the comparable restaurant base, in addition to a benefit from open restaurants that were temporarily closed during a portion of the first quarter of 2022 due to the Omicron variant. Revenue was also benefited by an incremental $4.3 million from new restaurant openings since the beginning of the first quarter of 2022, partially offset by a decline of $1.4 million due to restaurants closed or refranchised since the first quarter of 2022. System-wide comparable restaurant sales increased 6.4% in the first quarter of 2023 compared to the same period of 2022, comprised of a 6.9% increase at company-owned restaurants and a 4.1% increase at franchise-owned restaurants. The comparable restaurant sales increase in the first quarter of 2023 reflects momentum in our in-person channels, in addition to price increases in our core menu.

Cost of Sales

Cost of sales increased by $0.3 million, or 0.8%, in the first quarter of 2023 compared to the same period of 2022, due to the increase in restaurant revenue. As a percentage of restaurant revenue, cost of sales decreased to 25.2% in the first quarter of 2023 compared to 28.0% in first quarter of 2022 primarily due to overall lower food and ingredient commodity pricing, particularly with our protein costs, partially offset by higher promotional discounts.

Labor Costs

Labor costs increased by $4.3 million, or 12.2%, in the first quarter of 2023 compared to the same period of 2022, due primarily to the increase in restaurant revenue as well as wage inflation. As a percentage of restaurant revenue, labor costs remained flat at 32.3% in the first quarter of 2023 and the first quarter of 2022 due to labor efficiencies and lower health insurance, which were offset by wage inflation.

Occupancy Costs

Occupancy costs increased by $0.3 million, or 3.0%, in the first quarter of 2023 compared to the first quarter of 2022, primarily due to 12 new restaurants opened, net of closures since the beginning of the first quarter of 2022. As a percentage of revenue, occupancy costs decreased to 9.3% in the first quarter of 2023, compared to 10.1% in the first quarter of 2022 as a result of sales leverage.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $2.1 million, or 9.8%, in the first quarter of 2023 compared to the first quarter of 2022, due to the increase in restaurant revenue. As a percentage of restaurant revenue, other restaurant operating costs decreased to 19.5% in the first quarter of 2023 compared to 19.9% in the first quarter of 2022 due to sales leverage. Third-party delivery fees were 6.1% and 6.2% of total revenue for the first quarter of 2023 and 2022, respectively.

General and Administrative Expense

General and administrative expense increased by $1.8 million, or 15.2%, in the first quarter of 2023 compared to the first quarter of 2022, due primarily to an increase in employee related costs, including incentive-related costs. As a percentage of revenue, general and administrative expense increased to 10.8% in the first quarter of 2023 from 10.5% in the first quarter of 2022.

Depreciation and Amortization

Depreciation and amortization increased by $0.5 million, or 9.2%, in the first quarter of 2023 compared to the first quarter of 2022, due primarily to new asset additions for restaurants opened partially offset by restaurant closures since the first quarter of 2022.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased $0.2 million in the first quarter of 2023 compared to the first quarter of 2022 due primarily to early lease termination settlements. Both quarters include disposals of assets in the normal course of business.

Interest Expense, Net

Interest expense, net increased $0.5 million in the first quarter of 2023 compared to the first quarter of 2022, due to higher interest rates and higher debt balances in the first quarter of 2023 as compared to the first quarter of 2022 driven primarily by higher capital costs due to new store openings since the first quarter of 2022.

Provision for Income Taxes

The effective tax rate for the first quarter of 2023 and for the first quarter of 2022 reflect the impact of the previously recorded valuation allowance. For the remainder of fiscal 2023, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

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

We believe that we will be in compliance with our debt covenants and have sufficient sources of cash to meet our liquidity needs and capital resource requirements for at least the next twelve months, through currently available cash and cash equivalents, availability under our revolving credit facility and cash flows from operations.

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Fiscal Quarter Ended
	April 4, 2023	March 29, 2022
Net cash provided by (used in) operating activities	$7,222	$(6,060)
Net cash used in investing activities	(10,436)	(6,835)
Net cash provided by financing activities	3,755	12,241
Net increase (decrease) in cash and cash equivalents	$541	$(654)

Operating Activities

Net cash provided by operating activities was $7.2 million in the first quarter of 2023 compared to net cash used in operating activities of $6.1 million in the first quarter of 2022. The increase in operating cash flow resulted primarily from higher cash flows from a reduced net loss adjusted for non cash items, as well as working capital changes during the first quarter of 2023 compared to the prior period of 2022. Working capital variance includes source of cash related to payroll timing and accrued expense and other liabilities.

Investing Activities

Net cash used in investing activities increased $3.6 million to $10.4 million in the first quarter of 2023 from $6.8 million in the first quarter of 2022. This increase was primarily due to higher investments in new restaurant openings, as well as digital menu board technology in the first quarter of 2023 compared to the first quarter of 2022.

Financing Activities

Net cash provided by financing activities was $3.8 million in the first quarter of 2023, compared to $12.2 million in the first quarter of 2022. The decrease from the first quarter of 2022 was largely due to lower net borrowings on our revolving credit facility and swingline due to improved financial performance.

Capital Resources

Material Cash Requirements. Our short-term obligations consist primarily of certain lease and other contractual commitments related to our operations, normal recurring operating expenses, working capital needs, new store development, capital improvements and maintenance of our restaurants, regular interest payments on our debt obligations and certain non-recurring expenditures.

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

We estimate capital expenditures will be approximately $53.0 million to $58.0 million for fiscal year 2023, including $42.6 million to $47.6 million for the remainder of the year, primarily for the opening of company-owned restaurants before any reductions for landlord reimbursements, reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by currently available cash and cash equivalents, cash flows from operations and if necessary, undrawn capacity under our revolving credit line.

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

Liquidity. As of April 4, 2023, we had a cash balance of $2.1 million compared to $1.5 million as of January 3, 2023. The amount available for future borrowings under our Third Amended Credit Facility was $69.3 million as of April 4, 2023. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and available borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs, new restaurant openings, and capital improvements and maintenance of existing restaurants for at least the next twelve months.

Credit Facility

On May 9, 2018, we entered into a credit facility with U.S. Bank National Association (the “2018 Credit Facility”). The 2018 Credit Facility was subsequently amended on November 20, 2019 (as amended, the First Amended Credit Facility) and June 16, 2020, (as amended, the “Second Amended Credit Facility”).
On July 27, 2022, we amended and restated our Second Amended Credit Facility by entering into the Third Amendment to the Credit Agreement (as amended and restated, the “Third Amended Credit Facility”) which matures on July 27, 2027. Among other things, the Third Amended Credit Facility: (i) increased the credit facility from $100.0 million to $125.0 million; (ii) eliminated the term loan and principal amortization components of the credit facility; (iii) removed the our capital expenditure covenant; (iv) enhanced flexibility for certain covenants and restrictions; and (v) lowered the spread of our cost of borrowing and transitioned to the Secured Overnight Financing Rate plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio. Our Third Amended Credit Facility is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.
As of April 4, 2023, we had $52.8 million of indebtedness (excluding $1.6 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the Third Amended Credit Facility.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of April 4, 2023.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended January 3, 2023. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended January 3, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of April 4, 2023, we had $52.8 million of outstanding borrowings under our credit facility with an average interest rate during the first quarter of 2023 of 7.74%, compared to 3.22% during the first quarter of 2022, driven by an increase in market base rates. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.5 million on an annualized basis.

Commodity Price Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. However, during 2022, due to the volatility in several commodity markets and driven by vendor availability, many of our contracts were shorter duration than typical and, in some cases, were based on floating rate prices rather than fixed rate. As a result, we saw higher cost of food in 2022 than in prior years. Despite these increases, we believe we have material pricing power with our guests that allows us to adjust our menu pricing or change our product delivery strategy without impact to the demand for our brand. In the latter part of 2022 and throughout first quarter of 2023, the commodity markets underlying our cost of food began to improve materially, particularly in regard to the price of chicken. However, increases in commodity prices, without adjustments to our menu prices, have and could continue to increase restaurant operating costs as a percentage of restaurant revenue.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage requirements directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. Inflation has more significantly impacted our operating results during 2022 and in the first quarter of 2023, particularly in our commodity and construction markets, in addition to increased wage inflation that affected our results from 2017 through the first quarter of 2023. We expect inflation may continue to affect our results in the near future.

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 4, 2023, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended January 3, 2023. There have been no material changes to our Risk Factors as previously reported in our Annual Report on Form 10-K for our fiscal year ended January 3, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Form of 2023 Restricted Stock Unit Agreement
10.2	Form of 2023 Performance Restricted Stock Unit Agreement
10.3	Form of 2023 Restricted Stock Unit Agreement For General Manager Equity Partner Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ CARL LUKACH
Carl Lukach Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	May 11, 2023