Form 10-Q
period 2023-07-04
NOODLES & Co
filed 2023-08-10
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2023
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2023
Class A Common Stock, $0.01 par value per share	46,429,174 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	July 4, 2023	January 3, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,142	$1,523
Accounts receivable	4,920	6,443
Inventories	10,195	10,044
Prepaid expenses and other assets	5,259	3,450
Income tax receivable	308	176
Total current assets	23,824	21,636
Property and equipment, net	140,052	129,386
Operating lease assets, net	184,186	183,392
Goodwill	7,154	7,154
Intangibles, net	584	608
Other assets, net	1,774	1,667
Total long-term assets	333,750	322,207
Total assets	$357,574	$343,843
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,537	$15,308
Accrued payroll and benefits	8,572	9,219
Accrued expenses and other current liabilities	12,312	11,005
Current operating lease liabilities	29,123	28,581
Total current liabilities	64,544	64,113
Long-term debt, net	63,202	46,051
Long-term operating lease liabilities, net	186,897	187,320
Deferred tax liabilities, net	126	229
Other long-term liabilities	6,725	7,766
Total liabilities	321,494	305,479

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of July 4, 2023 and January 3, 2023; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of July 4, 2023 and January 3, 2023; 48,853,045 issued and 46,429,174 outstanding as of July 4, 2023 and 48,464,298 issued and 46,040,427 outstanding as of January 3, 2023	489	485
Treasury stock, at cost, 2,423,871 shares as of July 4, 2023 and January 3, 2023	(35,000)	(35,000)
Additional paid-in capital	213,398	211,267
Accumulated deficit	(142,807)	(138,388)
Total stockholders’ equity	36,080	38,364
Total liabilities and stockholders’ equity	$357,574	$343,843
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
Revenue:
Restaurant revenue	$122,394	$128,274	$245,621	$238,235
Franchising royalties and fees, and other	2,760	2,793	5,610	5,394
Total revenue	125,154	131,067	251,231	243,629
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,700	35,664	61,725	66,435
Labor	39,657	38,828	79,487	74,321
Occupancy	11,365	11,074	22,851	22,223
Other restaurant operating costs	22,594	22,792	46,605	44,658
General and administrative	12,463	12,744	26,104	24,584
Depreciation and amortization	6,437	5,763	12,687	11,484
Pre-opening	609	353	1,101	761
Restaurant impairments, closure costs and asset disposals	1,609	1,971	3,178	3,360
Total costs and expenses	125,434	129,189	253,738	247,826
(Loss) income from operations	(280)	1,878	(2,507)	(4,197)
Interest expense, net	1,054	489	2,015	926
(Loss) income before taxes	(1,334)	1,389	(4,522)	(5,123)
(Benefit from) provision for income taxes	(30)	44	(103)	(39)
Net (loss) income	$(1,304)	$1,345	$(4,419)	$(5,084)
(Loss) earnings per Class A and Class B common stock, combined
Basic	$(0.03)	$0.03	$(0.10)	$(0.11)
Diluted	$(0.03)	$0.03	$(0.10)	$(0.11)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	46,363,208	45,881,354	46,239,357	45,803,927
Diluted	46,363,208	46,108,720	46,239,357	45,803,927
See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—April 4, 2023	48,781,701	$488	2,423,871	$(35,000)	$211,946	$(141,503)	$35,931
Stock plan transactions and other	71,344	1	—	—	(45)	—	(44)
Stock-based compensation expense	—	—	—	—	1,497	—	1,497
Net loss	—	—	—	—	—	(1,304)	(1,304)
Balance—July 4, 2023	48,853,045	$489	2,423,871	$(35,000)	$213,398	$(142,807)	$36,080

Balance—March 29, 2022	48,258,594	$483	2,423,871	$(35,000)	$208,065	$(141,503)	$32,045
Stock plan transactions and other	125,599	1	—	—	(19)	—	(18)
Stock-based compensation expense	—	—	—	—	1,515	—	1,515
Net income	—	—	—	—	—	1,345	1,345
Balance—June 28, 2022	48,384,193	$484	2,423,871	$(35,000)	$209,561	$(140,158)	$34,887

	Two Fiscal Quarters Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—January 3, 2023	48,464,298	$485	2,423,871	$(35,000)	$211,267	$(138,388)	$38,364
Stock plan transactions and other	388,747	4	—	—	(689)	—	(685)
Stock-based compensation expense	—	—	—	—	2,820	—	2,820
Net loss	—	—	—	—	—	(4,419)	(4,419)
Balance—July 4, 2023	48,853,045	$489	2,423,871	$(35,000)	$213,398	$(142,807)	$36,080

Balance—December 28, 2021	48,125,151	$481	2,423,871	$(35,000)	$207,226	$(135,074)	$37,633
Stock plan transactions and other	259,042	3	—	—	(320)	—	(317)
Stock-based compensation expense	—	—	—	—	2,655	—	2,655
Net loss	—	—	—	—	—	(5,084)	(5,084)
Balance—June 28, 2022	48,384,193	$484	2,423,871	$(35,000)	$209,561	$(140,158)	$34,887
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Two Fiscal Quarters Ended
	July 4, 2023	June 28, 2022
Operating activities
Net loss	$(4,419)	$(5,084)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,687	11,484
Deferred income taxes	(103)	(40)
Restaurant impairments, closure costs and asset disposals	1,092	1,363
Amortization of debt issuance costs	180	223
Stock-based compensation	2,778	2,618
Gain on insurance proceeds for property damage	(62)	—
Changes in operating assets and liabilities:
Accounts receivable	1,425	(55)
Inventories	(215)	(588)
Prepaid expenses and other assets	(1,947)	768
Accounts payable	(703)	(438)
Income taxes	(132)	(103)
Operating lease assets and liabilities	(394)	(1,741)
Accrued expenses and other liabilities	199	(2,364)
Net cash provided by operating activities	10,386	6,043
Investing activities
Purchases of property and equipment	(23,913)	(16,724)
Insurance proceeds received for property damage	100	—
Proceeds from restaurant divestitures	—	1,577
Net cash used in investing activities	(23,813)	(15,147)
Financing activities
Net borrowings from swing line loan	3,971	509
Proceeds from borrowings on long-term debt	13,000	10,600
Payments on long-term debt	—	(1,125)
Payments on finance leases	(1,240)	(1,002)
Debt issuance costs	—	(27)
Stock plan transactions and tax withholding on share-based compensation awards	(685)	(317)
Net cash provided by financing activities	15,046	8,638
Net increase (decrease) in cash and cash equivalents	1,619	(466)
Cash and cash equivalents
Beginning of period	1,523	2,255
End of period	$3,142	$1,789
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of July 4, 2023, the Company had 465 restaurants system-wide in 31 states, comprised of 373 company-owned restaurants and 92 franchise restaurants. The Company operates its business as one operating and reportable segment.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2023, which ends on January 2, 2024 contains 52 weeks and fiscal year 2022, which ended on January 3, 2023, contained 53 weeks. The Company’s fiscal quarter that ended July 4, 2023 is referred to as the second quarter of 2023, and the fiscal quarter ended June 28, 2022 is referred to as the second quarter of 2022.

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	July 4, 2023	January 3, 2023
Delivery program receivables	$2,118	$2,027
Vendor rebate receivables	650	801
Franchise receivables	1,436	2,050
Other receivables	716	1,565
Accounts receivable	$4,920	$6,443

Prepaid expenses and other assets consist of the following (in thousands):

	July 4, 2023	January 3, 2023
Prepaid insurance	$1,902	$882
Prepaid occupancy related costs	742	711
Prepaid expenses	2,572	1,802
Other current assets	43	55
Prepaid expenses and other assets	$5,259	$3,450

Property and equipment, net, consists of the following (in thousands):

	July 4, 2023	January 3, 2023
Leasehold improvements	$222,306	$212,319
Furniture, fixtures and equipment	157,441	152,786
Construction in progress	12,404	6,738
	392,151	371,843
Accumulated depreciation and amortization	(252,099)	(242,457)
Property and equipment, net	$140,052	$129,386

Accrued payroll and benefits consist of the following (in thousands):

	July 4, 2023	January 3, 2023
Accrued payroll and related liabilities	$5,053	$5,004
Accrued bonus	1,819	2,007
Insurance liabilities	1,700	2,208
Accrued payroll and benefits	$8,572	$9,219

Accrued expenses and other current liabilities consist of the following (in thousands):

	July 4, 2023	January 3, 2023
Gift card liability	$1,957	$2,430
Occupancy related	1,210	1,001
Utilities	1,250	1,612
Current portion of finance lease liability	2,261	2,210
Accrued interest	144	70
Insurance liabilities	202	415
Other restaurant expense accruals	1,994	1,128
Other corporate expense accruals	3,294	2,139
Accrued expenses and other current liabilities	$12,312	$11,005

3. Long-Term Debt

On May 9, 2018, the Company entered into a credit facility with U.S. Bank National Association (the “2018 Credit Facility”). The 2018 Credit Facility was subsequently amended on November 20, 2019 and again on June 16, 2020, (as amended, the “Second Amended Credit Facility”).

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
As of July 4, 2023, the Company had $64.7 million of indebtedness (excluding $1.5 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the Third Amended Credit Facility. As of July 4, 2023, the Company had cash on hand of $3.1 million.
The Company’s revolver, which had a balance of $55.9 million as of July 4, 2023, bore interest at rates between 7.20% and 7.50%. The Company’s swingline, which had a balance of $8.8 million as of July 4, 2023, bore interest at rates between 9.25% and 9.50%.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of July 4, 2023.
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

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of July 4, 2023 and June 28, 2022 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
(Benefit from) provision for income taxes	$(30)	$44	$(103)	$(39)
Effective tax rate	2.2%	3.2%	2.3%	0.8%

The effective tax rate for the second quarter and the first two quarters of 2023 and 2022, respectively, reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2023, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

6. Stock-Based Compensation

In May of 2023, the Company’s Board of Directors adopted the 2023 Stock Incentive Plan, which was approved at the annual meeting of stockholders on May 16, 2023 (the “2023 Plan”). The 2023 Plan authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units and incentive bonuses to employees, officers, non-employee directors and other service providers, as applicable. The Company’s 2013 Stock Incentive Plan, as amended and restated in May of 2013 was terminated. As of July 4, 2023, approximately 2.9 million share-based awards were available to be granted under the 2023 Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
Stock-based compensation expense	$1,496	$1,499	$2,886	$2,668
Capitalized stock-based compensation expense	$20	$18	$42	$38

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
Restaurant impairments (1)	$423	$668	$509	$774
Closure costs (1)	249	465	807	855
Loss on disposal of assets and other	937	838	1,862	1,731
	$1,609	$1,971	$3,178	$3,360
_____________________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.

Impairment is based on management’s current assessment of the expected future cash flows of a restaurant based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and is determined by comparing the carrying value of restaurant assets to the estimated fair value of the restaurant assets at resale value and the right-of-use asset based on a discounted cash flow analysis utilizing market lease rates. There was one restaurant impairment during the second quarter of 2023 and the first two quarters of 2023. Two restaurants were identified as impaired in the second quarter of 2022 and the first two quarters of 2022.

We permanently closed two company-owned restaurants in the second quarter of 2023, one of which was an early lease termination. The Company did not close any restaurants in the second quarter of 2022. Closure costs in the second quarter of 2023 and 2022 also included ongoing expenses from restaurant closures in prior years.

We permanently closed four company-owned restaurants in the first two quarters of 2023, two of which were early lease terminations. The Company closed two restaurants in the first two quarters of 2022. Closure costs in the first two quarters of 20223 and 2022 also included ongoing expenses from restaurant closures in prior years.

Both periods include asset disposals in the normal course of business and lease related costs and expenses in connection with the divestiture of company-owned restaurants in previous years.

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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
Net (loss) income	$(1,304)	$1,345	$(4,419)	$(5,084)
Shares:
Basic weighted average shares outstanding	46,363,208	45,881,354	46,239,357	45,803,927
Effect of dilutive securities	—	227,366	—	—
Diluted weighted average shares outstanding	46,363,208	46,108,720	46,239,357	45,803,927
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.03)	$0.03	$(0.10)	$(0.11)
Diluted (loss) earnings per share	$(0.03)	$0.03	$(0.10)	$(0.11)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted loss per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards that were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive totaled 3,896,910 and 1,798,409 for the second quarters of 2023 and 2022, respectively, and totaled 3,466,704 and 2,278,371 for the first two quarters of 2023 and 2022, respectively.

9. Leases
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		July 4, 2023	January 3, 2023
Assets
Operating	Operating lease assets, net	$184,186	$183,392
Finance	Property and equipment	4,285	5,258
Total leased assets		$188,471	$188,650
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$29,123	$28,581
Finance	Accrued expenses and other current liabilities	2,261	2,210
Long-term lease liabilities
Operating	Long-term operating lease liabilities	186,897	187,320
Finance	Other long-term liabilities	2,405	3,520
Total lease liabilities		$220,686	$221,631

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.8 million and $1.6 million for both of the second quarters of 2023 and 2022 and the first two quarters of 2023 and 2022, respectively.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
Cash paid for lease liabilities:
Operating leases	$10,565	$10,415	$21,087	$20,859
Finance leases	638	599	1,402	1,213
	$11,203	$11,014	$22,489	$22,072
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$6,759	$4,275	$13,774	$8,107
Finance leases	35	121	177	843
	$6,794	$4,396	$13,951	$8,950

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the two quarters ended July 4, 2023 and June 28, 2022 (in thousands):

	July 4, 2023	June 28, 2022
Interest paid (net of amounts capitalized)	$1,594	$461
Income taxes paid	132	106
Purchases of property and equipment accrued in accounts payable	5,609	5,504

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

As of July 4, 2023 and January 3, 2023, the current portion of the gift card liability, $2.0 million and $2.4 million, respectively, was included in accrued expenses and other current liabilities, and the long-term portion amounting to $0.7 million at each quarter end, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $0.6 million and $0.8 million for the second quarters of 2023 and 2022, respectively, and $1.6 million and $1.8 million for the first two quarters of 2023 and 2022, respectively.

Franchise Fees

Royalties from franchise restaurants are based on a percentage of restaurant revenues and are recognized in the period the related franchised restaurants’ sales occur. Development and franchise fees, portions of which are collected in advance, are nonrefundable and are recognized in income ratably over the term of the related franchise agreement or recognized upon the termination of the agreement between the Company and the franchisee. The Company has determined that the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement and should be treated as a single performance obligation; therefore, initial fees received from franchisees are recognized as revenue over the term of each respective franchise agreement, which is typically 20 years.
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed based upon the Company’s historical redemption patterns. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of July 4, 2023 and January 3, 2023, the deferred revenue related to the rewards was $0.9 million and $0.3 million, respectively and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
12. Commitments and Contingencies

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of July 4, 2023. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.
13. Subsequent Event
On July 26, 2023, the Company’s Board of Directors authorized a share repurchase program (the “2023 Share Repurchase Program”) pursuant to which the Company may repurchase up to $5.0 million of the Company’s common stock. The 2023 Share Repurchase Program expires after 12 months.

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

Recent Trends, Risks and Uncertainties

Revenue. During 2022 and the first quarter of 2023, we implemented greater menu price increases relative to historical years as a result of ongoing inflation in our cost of food, wages and general restaurant expenses. In addition, our third-party delivery channel remains at a pricing premium to our owned channels. Our revenue is highly dependent on our customers’ future willingness to order from restaurants given consumer inflationary pressures and recessionary market dynamics. During the second quarter of 2023, we saw a decline in restaurant level traffic, and correspondingly in total revenue, that we believe was at least partially due to consumer response to our recent price increases. The Company has taken actions to address this response but cannot predict the extent and duration of this decline.

Cost of Sales. During 2022, we incurred incremental costs of sales driven by volatility in the commodity and food ingredients markets, particularly with our chicken products, in addition to an increase in packaging costs and distribution. During the first two quarters of 2023, we saw improvement in our cost of food relative to 2022 driven by favorable commodity costs across the majority of our food basket, including the benefit of fixed price contracts at lower costs for our chicken products. Throughout these periods of volatility, we have continued to work with our suppliers for ongoing supply chain efficiencies, including managing food waste and adding additional suppliers as necessary, and engaging in fixed pricing contracts when advantageous. To date, there has been minimal disruption in maintaining adequate food supply, packaging and other ingredients to our restaurants, though it is possible that more significant disruptions could occur if volatility in the labor and commodity markets continue.

Labor Costs. Similar to much of the restaurant industry, our base labor costs have risen in recent years driven in part by high competition for restaurant workers in many trade areas in which we operate. During the first two quarters of 2023, we saw modest deceleration in wage inflation growth although total wage inflation remains above historical averages. We were able to partially mitigate the impact of these market factors through a continued focus on our hiring process and retaining existing employees, in addition to maximizing efficiencies of labor hour usage per restaurant. Significant government-imposed wage increases and continued market factors could materially affect our labor costs.

Other Restaurant Operating Costs. We have incurred and expect to continue to incur third-party delivery fees resulting from significant usage of third-party delivery services.

Restaurant Development. We have continued to experience select new restaurant development delays, including utility installations, permitting and inspection, and construction and labor challenges in 2023. We anticipate these challenges will persist further into 2023. Notwithstanding these delays, we anticipate an annual unit system-wide growth rate of approximately 5.0% in 2023 and in the near future.

In the first two quarters of 2023, we opened nine new company-owned restaurants. As of July 4, 2023, we had 373 company-owned restaurants and 92 franchise restaurants in 31 states.

Certain Restaurant Closures. We permanently closed four company-owned restaurants in the first two quarters of 2023, two of which were early lease termination settlements. We currently do not anticipate a significant number of permanent restaurant closures in the foreseeable future; however, we may from time to time permanently close certain restaurants, including permanent closures at, or near, the expiration of the leases for these restaurants.

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

Results of Operations

The following table presents a reconciliation of net (loss) income to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
	(in thousands, unaudited)
Net (loss) income	$(1,304)	$1,345	$(4,419)	$(5,084)
Depreciation and amortization	6,437	5,763	12,687	11,484
Interest expense, net	1,054	489	2,015	926
(Benefit from) provision for income taxes	(30)	44	(103)	(39)
EBITDA	$6,157	$7,641	$10,180	$7,287
Restaurant impairments, closure costs and asset disposals (1)	1,609	1,971	3,178	3,360
Stock-based compensation expense	1,496	1,499	2,886	2,668
Costs related to corporate matters	28	63	58	63
Adjusted EBITDA	$9,290	$11,174	$16,302	$13,378
_____________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

The following table presents a reconciliation of (loss) income from operations to restaurant contribution:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
(Loss) income from operations	$(280)	$1,878	$(2,507)	$(4,197)
Less: Franchising royalties and fees, and other	2,760	2,793	5,610	5,394
Plus: General and administrative	12,463	12,744	26,104	24,584
Depreciation and amortization	6,437	5,763	12,687	11,484
Pre-opening	609	353	1,101	761
Restaurant impairments, closure costs and asset disposals	1,609	1,971	3,178	3,360
Restaurant contribution	$18,078	$19,916	$34,953	$30,598

Restaurant contribution margin	14.8%	15.5%	14.2%	12.8%

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
Company-Owned Restaurant Activity
Beginning of period	369	360	368	372
Openings	6	3	9	8
Closures	(2)	—	(4)	(2)
Divestitures (1)	—	—	—	(15)
Restaurants at end of period	373	363	373	363
Franchise Restaurant Activity
Beginning of period	92	93	93	76
Openings	—	—	—	2
Acquisitions (1)	—	—	—	15
Closures	—	—	(1)	—
Restaurants at end of period	92	93	92	93
Total restaurants	465	456	465	456
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

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
	(unaudited)
Revenue:
Restaurant revenue	97.8%	97.9%	97.8%	97.8%
Franchising royalties and fees, and other	2.2%	2.1%	2.2%	2.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.1%	27.8%	25.1%	27.9%
Labor	32.4%	30.3%	32.4%	31.2%
Occupancy	9.3%	8.6%	9.3%	9.3%
Other restaurant operating costs	18.5%	17.8%	19.0%	18.7%
General and administrative	10.0%	9.7%	10.4%	10.1%
Depreciation and amortization	5.1%	4.4%	5.0%	4.7%
Pre-opening	0.5%	0.3%	0.4%	0.3%
Restaurant impairments, closure costs and asset disposals	1.3%	1.5%	1.3%	1.4%
Total costs and expenses	100.2%	98.6%	101.0%	101.7%
(Loss) income from operations	(0.2)%	1.4%	(1.0)%	(1.7)%
Interest expense, net	0.8%	0.4%	0.8%	0.4%
(Loss) income before taxes	(1.1)%	1.1%	(1.8)%	(2.1)%
(Benefit from) provision for income taxes	(0.1)%	—%	—%	—%
Net (loss) income	(1.0)%	1.0%	(1.8)%	(2.1)%

Second Quarter Ended July 4, 2023 Compared to Second Quarter Ended June 28, 2022

The table below presents our unaudited operating results for the second quarters of 2023 and 2022, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	July 4, 2023	June 28, 2022	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$122,394	$128,274	$(5,880)	(4.6)%
Franchising royalties and fees, and other	2,760	2,793	(33)	(1.2)%
Total revenue	125,154	131,067	(5,913)	(4.5)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,700	35,664	(4,964)	(13.9)%
Labor	39,657	38,828	829	2.1%
Occupancy	11,365	11,074	291	2.6%
Other restaurant operating costs	22,594	22,792	(198)	(0.9)%
General and administrative	12,463	12,744	(281)	(2.2)%
Depreciation and amortization	6,437	5,763	674	11.7%
Pre-opening	609	353	256	72.5%
Restaurant impairments, closure costs and asset disposals	1,609	1,971	(362)	(18.4)%
Total costs and expenses	125,434	129,189	(3,755)	(2.9)%
(Loss) income from operations	(280)	1,878	(2,158)	(114.9)%
Interest expense, net	1,054	489	565	115.5%
(Loss) income before taxes	(1,334)	1,389	(2,723)	(196.0)%
(Benefit) provision for income taxes	(30)	44	(74)	(168.2)%
Net (loss) income	$(1,304)	$1,345	$(2,649)	(197.0)%
Company-owned:
Average unit volume	$1,327	$1,421	$(94)	(6.6)%
Comparable restaurant sales	(5.9)%	5.1%
________________
*Not meaningful.

Revenue

Total revenue decreased $5.9 million in the second quarter of 2023, or 4.5%, to $125.2 million, compared to $131.1 million in the second quarter of 2022. This decrease was primarily due to a decline in comparable restaurant sales due to lower guest count, partially offset by growth in new restaurant openings net of closures as well as menu price increases. System-wide comparable restaurant sales decreased 5.5% in the second quarter of 2023 compared to the same period of 2022, comprised of a 5.9% decrease at company-owned restaurants and a 3.4% decrease at franchise-owned restaurants.

Cost of Sales

Cost of sales decreased by $5.0 million, or 13.9%, in the second quarter of 2023 compared to the same period of 2022, due to the decrease in restaurant revenue. As a percentage of restaurant revenue, cost of sales decreased to 25.1% in the second quarter of 2023 compared to 27.8% in second quarter of 2022 primarily due to increased menu pricing and overall lower food and ingredient commodity pricing, particularly with our protein costs, partially offset by higher promotional discounts.

Labor Costs

Labor costs increased by $0.8 million, or 2.1%, in the second quarter of 2023 compared to the same period of 2022, due primarily to wage inflation and higher benefits costs. As a percentage of restaurant revenue, labor costs increased to 32.4% in the second quarter of 2023 from 30.3% in the second quarter of 2022 due to wage inflation and the impact of sales deleverage.

Occupancy Costs

Occupancy costs increased by $0.3 million, or 2.6%, in the second quarter of 2023 compared to the second quarter of 2022, primarily due to six new restaurants opened, net of closures since the beginning of the second quarter of 2022. As a percentage of revenue, occupancy costs increased to 9.3% in the second quarter of 2023, compared to 8.6% in the second quarter of 2022 as a result of sales deleverage.

Other Restaurant Operating Costs

Other restaurant operating costs decreased by $0.2 million, or 0.9%, in the second quarter of 2023 compared to the second quarter of 2022, due to the decrease in restaurant revenue. As a percentage of restaurant revenue, other restaurant operating costs increased to 18.5% in the second quarter of 2023 compared to 17.8% in the second quarter of 2022 due to sales deleverage. Third-party delivery fees were 5.5% and 5.4% of total revenue for the second quarter of 2023 and 2022, respectively.

General and Administrative Expense

General and administrative expense decreased by $0.3 million, or 2.2%, in the second quarter of 2023 compared to the second quarter of 2022, due primarily to a decrease in employee related costs, including incentive-related costs. As a percentage of revenue, general and administrative expense increased to 10.0% in the second quarter of 2023 from 9.7% in the second quarter of 2022 due to sales deleverage.

Depreciation and Amortization

Depreciation and amortization increased by $0.7 million, or 11.7%, in the second quarter of 2023 compared to the second quarter of 2022, due primarily to new asset additions for restaurants opened, partially offset by restaurant closures since the second quarter of 2022.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals decreased $0.4 million in the second quarter of 2023 compared to the second quarter of 2022 due primarily to a decrease in impairment charges. One restaurant was impaired in the second quarter of 2023 compared to two restaurants impaired in the second quarter of 2022.

Interest Expense, Net

Interest expense, net increased $0.6 million in the second quarter of 2023 compared to the second quarter of 2022, due to higher interest rates and higher debt balances in the second quarter of 2023 as compared to the second quarter of 2022 driven primarily by higher capital costs due to new store openings since the second quarter of 2022.

Provision for Income Taxes

The effective tax rate for the second quarter of 2023 and for the second quarter of 2022 reflect the impact of the previously recorded valuation allowance. For the remainder of fiscal 2023, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Two Quarters Ended July 4, 2023 Compared to Two Quarters Ended June 28, 2022

The table below presents our unaudited operating results for the first two quarters of 2023 and 2022, and the related period-over-period changes.

	Two Fiscal Quarters Ended		Increase / (Decrease)
	July 4, 2023	June 28, 2022	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$245,621	$238,235	$7,386	3.1%
Franchising royalties and fees, and other	5,610	5,394	216	4.0%
Total revenue	251,231	243,629	7,602	3.1%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	61,725	66,435	(4,710)	(7.1)%
Labor	79,487	74,321	5,166	7.0%
Occupancy	22,851	22,223	628	2.8%
Other restaurant operating costs	46,605	44,658	1,947	4.4%
General and administrative	26,104	24,584	1,520	6.2%
Depreciation and amortization	12,687	11,484	1,203	10.5%
Pre-opening	1,101	761	340	44.7%
Restaurant impairments, closure costs and asset disposals	3,178	3,360	(182)	(5.4)%
Total costs and expenses	253,738	247,826	5,912	2.4%
Loss from operations	(2,507)	(4,197)	1,690	(40.3)%
Interest expense, net	2,015	926	1,089	117.6%
Loss before taxes	(4,522)	(5,123)	601	(11.7)%
(Benefit from) provision for income taxes	(103)	(39)	(64)	164.1%
Net loss	$(4,419)	$(5,084)	$665	(13.1)%
Company-owned:
Average unit volumes	$1,335	$1,337	$(2)	(0.1)%
Comparable restaurant sales	0.1%	5.2%
________________
*Not meaningful.

Revenue

Total revenue increased by $7.6 million, or 3.1%, in the first two quarters of 2023, to $251.2 million compared to $243.6 million in the same period of 2022. This increase was primarily due to growth in new restaurant openings of $8.1 million and an increase in comparable restaurant sales of $1.1 million. This was partially offset by restaurant closures and the impact of refranchising 15 company-owned restaurants in 2022.

Comparable restaurant sales increased 0.1% at company-owned restaurants, increased 0.3% at franchise-owned restaurants and increased 0.2% system-wide in the first two quarters of 2023. The increase in comparable restaurant sales was primarily due to increased menu prices, mostly offset by a decline in guest traffic.

Cost of Sales

Cost of sales decreased by $4.7 million, or 7.1%, in the first two quarters of 2023 compared to the same period of 2022, due primarily to lower commodity costs. As a percentage of restaurant revenue, cost of sales decreased to 25.1% in the first two quarters of 2023 compared to 27.9% in the first two quarters of 2022, primarily due to increased menu pricing and decreases in certain commodity costs, particularly with our protein costs.

Labor Costs

Labor costs increased by $5.2 million, or 7.0%, in the first two quarters of 2023 compared to the same period of 2022, due primarily to the increase in restaurant sales in addition to wage inflation. As a percentage of restaurant revenue, labor costs increased to 32.4% in the first two quarters of 2023 compared to 31.2% in the first two quarters of 2022. The increase as a percentage of restaurant revenue was primarily due to accelerating wage inflation partially offset by labor initiatives.

Occupancy Costs

Occupancy costs increased by $0.6 million, or 2.8%, in the first two quarters of 2023 compared to the first two quarters of 2022, due primarily to nine new restaurant openings, partially offset by restaurant closures. As a percentage of revenue, occupancy costs remained flat at 9.3%.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $1.9 million, or 4.4%, in the first two quarters of 2023 compared to the first two quarters of 2022. As a percentage of restaurant revenue, other restaurant operating costs increased to 19.0% in the first two quarters of 2023, compared to 18.7% in the first two quarters of 2022, due primarily to increased marketing and credit card fee expense. Third-party delivery fees were 5.8% of total revenue for the first two quarters of 2023 and 2022.

General and Administrative Expense

General and administrative expense increased by $1.5 million, or 6.2%, in the first two quarters of 2023 compared to the first two quarters of 2022, primarily due to increases in employee related expenses, obsolete inventory related to menu optimization and software maintenance. As a percentage of revenue, general and administrative expense increased to 10.4% in the first two quarters of 2023 from 10.1% in the first two quarters of 2022.

Depreciation and Amortization

Depreciation and amortization increased by $1.2 million, or 10.5%, in the first two quarters of 2023 compared to the first two quarters of 2022, primarily due to new asset additions partially offset by restaurant closures.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals decreased by $0.2 million in the first two quarters of 2023 compared to the first two quarters of 2022. The decrease was largely due to lower impairment charges with only one restaurant impaired in the first two quarters of 2023 compared to two restaurants impaired in the first two quarters of 2022.

Interest Expense

Interest expense increased by $1.1 million in the first two quarters of 2023 compared to the same period of 2022. The increase was mainly due to higher average borrowings and higher interest rates in the first two quarters of 2023 compared to the first two quarters of 2022.

Provision for Income Taxes

The effective tax rate for the first two quarters of 2023 and for the first two quarters of 2022 reflect the impact of the previously recorded valuation allowance. For the remainder of fiscal 2023, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax. We estimate the annual effective tax rate for 2023 to be between 2.0% and 2.5%.

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

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Two Fiscal Quarters Ended
	July 4, 2023	June 28, 2022
Net cash provided by operating activities	$10,386	$6,043
Net cash used in investing activities	(23,813)	(15,147)
Net cash provided by financing activities	15,046	8,638
Net increase (decrease) in cash and cash equivalents	$1,619	$(466)

Operating Activities

Net cash provided by operating activities was $10.4 million in the first two quarters of 2023 compared to net cash provided by operating activities of $6.0 million in the first two quarters of 2022. The increase in operating cash flow resulted primarily from higher cash flows from a reduced net loss adjusted for non-cash items, as well as working capital changes. In the aggregate, net working capital items consumed cash of $1.8 million in 2023, compared to $4.5 million in 2022. This $2.7 million fluctuation was mainly driven by the timing of payroll, accrued liabilities and accounts receivable.

Investing Activities

Net cash used in investing activities increased $8.7 million to $23.8 million in the first two quarters of 2023 from $15.1 million in the first two quarters of 2022. This increase was primarily due to higher investments in new restaurant openings, as well as digital menu board technology in the first two quarters of 2023 compared to the first two quarters of 2022.

Financing Activities

Net cash provided by financing activities was $15.0 million in the first two quarters of 2023, compared to $8.6 million in the first two quarters of 2022. The increase from the first two quarters of 2022 was largely due to higher net borrowings on our revolving credit facility and swingline to fund new restaurant openings.

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

We estimate capital expenditures will be approximately $45.0 million to $50.0 million for fiscal year 2023, including $21.0 million to $25.0 million for the remainder of the year, primarily for the opening of company-owned restaurants before any reductions for landlord reimbursements, reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by currently available cash and cash equivalents, cash flows from operations and if necessary, undrawn capacity under our revolving credit line.

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

Liquidity. As of July 4, 2023, we had a cash balance of $3.1 million compared to $1.5 million as of January 3, 2023. The amount available for future borrowings under our Third Amended Credit Facility was $57.4 million as of July 4, 2023. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and available borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs, new restaurant openings, and capital improvements and maintenance of existing restaurants for at least the next twelve months.

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
As of July 4, 2023, we had $64.7 million of indebtedness (excluding $1.5 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the Third Amended Credit Facility.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of July 4, 2023.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on outstanding debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of July 4, 2023, we had $64.7 million of outstanding borrowings under our credit facility with an average interest rate during the two quarters of 2023 of 7.75%, compared to 4.07% during the first two quarters of 2022, driven by an increase in market base rates. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.6 million on an annualized basis.

Commodity Price Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. However, during 2022, due to the volatility in several commodity markets and driven by vendor availability, many of our contracts were shorter duration than typical and, in some cases, were based on floating rate prices rather than fixed rate. As a result, we saw higher cost of food in 2022 than in prior years. In the latter part of 2022 and continuing into the first two quarters of 2023, the commodity markets underlying our cost of food began to improve materially, particularly in regard to the price of chicken. However, increases in commodity prices, without adjustments to our menu prices, have and could continue to increase restaurant operating costs as a percentage of restaurant revenue.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in the minimum wage requirements directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. During the first two quarters of 2023, the degree of inflation moderated compared to 2022 although total inflation remains above historical averages. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. We expect inflation may continue to affect our results in the near future.

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 4, 2023, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Compensation Plan for Non-employee Directors, Amended and Restated May 15, 2023
10.2	Noodles & Company 2023 Stock Incentive Plan (filed as Exhibit 99.1 with the Registrant’s S-8 filed on May 22, 2023, File No. 333-272120)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ MIKE HYNES
Mike Hynes Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	August 10, 2023