Form 10-Q
period 2023-10-03
NOODLES & Co
filed 2023-11-08
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2023
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2023
Class A Common Stock, $0.01 par value per share	44,929,009 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	October 3, 2023	January 3, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,530	$1,523
Accounts receivable	4,812	6,443
Inventories	10,307	10,044
Prepaid expenses and other assets	4,787	3,450
Income tax receivable	332	176
Total current assets	22,768	21,636
Property and equipment, net	149,442	129,386
Operating lease assets, net	187,218	183,392
Goodwill	7,154	7,154
Intangibles, net	569	608
Other assets, net	1,679	1,667
Total long-term assets	346,062	322,207
Total assets	$368,830	$343,843
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,071	$15,308
Accrued payroll and benefits	11,741	9,219
Accrued expenses and other current liabilities	12,056	11,005
Current operating lease liabilities	29,721	28,581
Total current liabilities	75,589	64,113
Long-term debt, net	64,040	46,051
Long-term operating lease liabilities, net	189,978	187,320
Deferred tax liabilities, net	274	229
Other long-term liabilities	6,434	7,766
Total liabilities	336,315	305,479

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of October 3, 2023 and January 3, 2023; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of October 3, 2023 and January 3, 2023; 47,352,880 issued and 44,929,009 outstanding as of October 3, 2023 and 48,464,298 issued and 46,040,427 outstanding as of January 3, 2023	474	485
Treasury stock, at cost, 2,423,871 shares as of October 3, 2023 and January 3, 2023	(35,000)	(35,000)
Additional paid-in capital	209,148	211,267
Accumulated deficit	(142,107)	(138,388)
Total stockholders’ equity	32,515	38,364
Total liabilities and stockholders’ equity	$368,830	$343,843
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
Revenue:
Restaurant revenue	$125,208	$126,638	$370,829	$364,873
Franchising royalties and fees, and other	2,646	2,743	8,256	8,137
Total revenue	127,854	129,381	379,085	373,010
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	31,457	35,528	93,182	101,963
Labor	39,139	39,049	118,626	113,370
Occupancy	11,500	11,135	34,351	33,358
Other restaurant operating costs	22,558	22,709	69,163	67,367
General and administrative	11,864	11,596	37,968	36,180
Depreciation and amortization	6,626	5,826	19,313	17,310
Pre-opening	541	337	1,642	1,098
Restaurant impairments, closure costs and asset disposals	2,135	1,672	5,313	5,032
Total costs and expenses	125,820	127,852	379,558	375,678
Income (loss) from operations	2,034	1,529	(473)	(2,668)
Interest expense, net	1,186	735	3,201	1,661
Income (loss) before taxes	848	794	(3,674)	(4,329)
Provision for (benefit from) income taxes	148	(1)	45	(40)
Net income (loss)	$700	$795	$(3,719)	$(4,289)
Earnings (loss) per Class A and Class B common stock, combined
Basic	$0.02	$0.02	$(0.08)	$(0.09)
Diluted	$0.02	$0.02	$(0.08)	$(0.09)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	45,935,305	46,010,824	46,166,320	45,872,893
Diluted	46,008,651	46,197,511	46,166,320	45,872,893
See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—July 4, 2023	48,853,045	$489	2,423,871	$(35,000)	$213,398	$(142,807)	$36,080
Stock plan transactions and other	231,787	2	—	—	39	—	41
Shares repurchased and retired	(1,731,952)	(17)	—	—	(4,997)	—	(5,014)
Stock-based compensation expense	—	—	—	—	708	—	708
Net income	—	—	—	—	—	700	700
Balance—October 3, 2023	47,352,880	$474	2,423,871	$(35,000)	$209,148	$(142,107)	$32,515

Balance—June 28, 2022	48,384,193	$484	2,423,871	$(35,000)	$209,561	$(140,158)	$34,887
Stock plan transactions and other	59,601	—	—	—	(56)	—	(56)
Stock-based compensation expense	—	—	—	—	755	—	755
Net income	—	—	—	—	—	795	795
Balance—September 27, 2022	48,443,794	$484	2,423,871	$(35,000)	$210,260	$(139,363)	$36,381

	Three Fiscal Quarters Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—January 3, 2023	48,464,298	$485	2,423,871	$(35,000)	$211,267	$(138,388)	$38,364
Stock plan transactions and other	620,534	6	—	—	(650)	—	(644)
Shares repurchased and retired	(1,731,952)	(17)	—	—	(4,997)	—	(5,014)
Stock-based compensation expense	—	—	—	—	3,528	—	3,528
Net loss	—	—	—	—	—	(3,719)	(3,719)
Balance—October 3, 2023	47,352,880	$474	2,423,871	$(35,000)	$209,148	$(142,107)	$32,515

Balance—December 28, 2021	48,125,151	$481	2,423,871	$(35,000)	$207,226	$(135,074)	$37,633
Stock plan transactions and other	318,643	3	—	—	(376)	—	(373)
Stock-based compensation expense	—	—	—	—	3,410	—	3,410
Net loss	—	—	—	—	—	(4,289)	(4,289)
Balance—September 27, 2022	48,443,794	$484	2,423,871	$(35,000)	$210,260	$(139,363)	$36,381
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Fiscal Quarters Ended
	October 3, 2023	September 27, 2022
Operating activities
Net loss	$(3,719)	$(4,289)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,313	17,310
Deferred income taxes	45	(41)
Restaurant impairments, closure costs and asset disposals	2,385	1,688
Amortization of debt issuance costs	270	627
Stock-based compensation	3,472	3,354
Gain on insurance proceeds for property damage	(205)	—
Changes in operating assets and liabilities:
Accounts receivable	1,676	(1,210)
Inventories	(327)	(709)
Prepaid expenses and other assets	(1,380)	923
Accounts payable	3,164	(592)
Income taxes	(156)	(119)
Operating lease assets and liabilities	(342)	(2,440)
Accrued expenses and other liabilities	3,135	(6,682)
Net cash provided by operating activities	27,331	7,820
Investing activities
Purchases of property and equipment	(36,722)	(22,549)
Insurance proceeds received for property damage	100	—
Proceeds from restaurant divestitures	—	1,577
Net cash used in investing activities	(36,622)	(20,972)
Financing activities
Net (payments) borrowings from swing line loan	(4,781)	4,967
Proceeds from borrowings on long-term debt	22,500	43,512
Payments on long-term debt	—	(32,850)
Payments on finance leases	(1,796)	(1,442)
Debt issuance costs	—	(1,077)
Repurchase of common stock	(4,981)	—
Stock plan transactions and tax withholding on share-based compensation awards	(644)	(373)
Net cash provided by financing activities	10,298	12,737
Net increase (decrease) in cash and cash equivalents	1,007	(415)
Cash and cash equivalents
Beginning of period	1,523	2,255
End of period	$2,530	$1,840
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of October 3, 2023, the Company had 468 restaurants system-wide in 31 states, comprised of 377 company-owned restaurants and 91 franchise restaurants. The Company operates its business as one operating and reportable segment.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2023, which ends on January 2, 2024 contains 52 weeks and fiscal year 2022, which ended on January 3, 2023, contained 53 weeks. The Company’s fiscal quarter that ended October 3, 2023 is referred to as the third quarter of 2023, and the fiscal quarter ended September 27, 2022 is referred to as the third quarter of 2022.

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	October 3, 2023	January 3, 2023
Delivery program receivables	$1,822	$2,027
Vendor rebate receivables	667	801
Franchise receivables	1,303	2,050
Other receivables	1,020	1,565
Accounts receivable	$4,812	$6,443

Prepaid expenses and other assets consist of the following (in thousands):

	October 3, 2023	January 3, 2023
Prepaid insurance	$1,509	$882
Prepaid occupancy related costs	773	711
Prepaid expenses	2,473	1,802
Other current assets	32	55
Prepaid expenses and other assets	$4,787	$3,450

Property and equipment, net, consists of the following (in thousands):

	October 3, 2023	January 3, 2023
Leasehold improvements	$225,581	$212,319
Furniture, fixtures and equipment	162,041	152,786
Construction in progress	19,388	6,738
	407,010	371,843
Accumulated depreciation and amortization	(257,568)	(242,457)
Property and equipment, net	$149,442	$129,386

Accrued payroll and benefits consist of the following (in thousands):

	October 3, 2023	January 3, 2023
Accrued payroll and related liabilities	$8,549	$5,004
Accrued bonus	1,366	2,007
Insurance liabilities	1,826	2,208
Accrued payroll and benefits	$11,741	$9,219

Accrued expenses and other current liabilities consist of the following (in thousands):

	October 3, 2023	January 3, 2023
Gift card liability	$1,805	$2,430
Occupancy related	1,190	1,001
Utilities	1,253	1,612
Current portion of finance lease liability	2,351	2,210
Insurance liabilities	266	415
Other restaurant expense accruals	1,539	1,128
Other corporate expense accruals	3,652	2,209
Accrued expenses and other current liabilities	$12,056	$11,005

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
As of October 3, 2023, the Company had $65.4 million of indebtedness (excluding $1.4 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the Third Amended Credit Facility. As of October 3, 2023, the Company had cash on hand of $2.5 million.
The Company’s revolver, which had a balance of $65.4 million as of October 3, 2023, bore interest at rates between 6.63% and 9.75% during the first three quarters of 2023. The Company’s swingline, which did not have a balance as of October 3, 2023, bore interest at rates between 8.75% and 9.75% in the first three quarters of 2023.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of October 3, 2023.
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

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of October 3, 2023 and September 27, 2022 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
Provision for (benefit from) income taxes	$148	$(1)	$45	$(40)
Effective tax rate	17.5%	(0.1)%	(1.2)%	0.9%

The effective tax rate for the third quarter and the first three quarters of 2023 and 2022, respectively, reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2023, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

6. Stock-Based Compensation

In May of 2023, the Company’s Board of Directors adopted the 2023 Stock Incentive Plan, which was approved at the annual meeting of stockholders on May 16, 2023 (the “2023 Plan”). The 2023 Plan authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units and incentive bonuses to employees, officers, non-employee directors and other service providers, as applicable. The Company’s 2013 Stock Incentive Plan, as amended and restated in May of 2013 was terminated. As of October 3, 2023, approximately 2.9 million share-based awards were available to be granted under the 2023 Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
Stock-based compensation expense	$694	$751	$3,580	$3,419
Capitalized stock-based compensation expense	$14	$18	$56	$56

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
Restaurant impairments (1)	$731	$412	$1,240	$1,186
Closure costs (1)	189	370	996	1,224
Loss on disposal of assets and other	1,215	890	3,077	2,622
	$2,135	$1,672	$5,313	$5,032
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

In the third quarter of 2023, the Company wrote down lease related assets for two restaurants previously closed. There were no impairment charges for fixed assets in the third quarter of 2023. In the third quarter of 2022, the Company wrote down lease related assets for one restaurant. The Company also recorded fixed asset impairments for two restaurants in the third quarter of 2022.

During the first three quarters of 2023, the Company recorded fixed asset impairment related to one restaurant and wrote down lease related assets on four restaurants. During the first three quarters of 2022, the Company wrote down lease related assets for two restaurants and fixed asset impairment for four restaurants.

The Company did not close any restaurants during the third quarters of 2023 and 2022, respectively. Closure costs in the third quarters of 2023 and 2022 included ongoing expenses from restaurant closures in prior periods.

We permanently closed four company-owned restaurants in the first three quarters of 2023, two of which were early lease terminations. The Company closed two restaurants in the first three quarters of 2022. Closure costs in the first three quarters of 2023 and 2022 also included ongoing expenses from restaurant closures in prior years.

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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
Net income (loss)	$700	$795	$(3,719)	$(4,289)
Shares:
Basic weighted average shares outstanding	45,935,305	46,010,824	46,166,320	45,872,893
Effect of dilutive securities	73,346	186,687	—	—
Diluted weighted average shares outstanding	46,008,651	46,197,511	46,166,320	45,872,893
Earnings (loss) per share:
Basic earnings (loss) per share	$0.02	$0.02	$(0.08)	$(0.09)
Diluted earnings (loss) per share	$0.02	$0.02	$(0.08)	$(0.09)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted loss per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards that were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive totaled 3,488,884 and 1,810,346 for the third quarters of 2023 and 2022, respectively, and totaled 3,442,798 and 2,364,003 for the first three quarters of 2023 and 2022, respectively.

9. Leases
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		October 3, 2023	January 3, 2023
Assets
Operating	Operating lease assets, net	$187,218	$183,392
Finance	Property and equipment	3,908	5,258
Total leased assets		$191,126	$188,650
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$29,721	$28,581
Finance	Accrued expenses and other current liabilities	2,351	2,210
Long-term lease liabilities
Operating	Long-term operating lease liabilities	189,978	187,320
Finance	Other long-term liabilities	1,939	3,520
Total lease liabilities		$223,989	$221,631

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.7 million and $0.8 million for the third quarter of 2023 and 2022, and $2.4 million for both of the first three quarters of 2023 and 2022, respectively.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
Cash paid for lease liabilities:
Operating leases	$10,769	$10,459	$31,856	$31,318
Finance leases	626	538	2,028	1,751
	$11,395	$10,997	$33,884	$33,069
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$9,857	$9,351	$23,631	$17,458
Finance leases	179	444	356	1,287
	$10,036	$9,795	$23,987	$18,745

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the three quarters ended October 3, 2023 and September 27, 2022 (in thousands):

	October 3, 2023	September 27, 2022
Interest paid (net of amounts capitalized)	$2,604	$749
Income taxes paid	156	123
Purchases of property and equipment accrued in accounts payable	9,272	5,970

11. Revenue Recognition

Revenue

Revenue consists of sales from restaurant operations, franchise royalties and fees, and sublease income. Revenue from the operation of company-owned restaurants is recognized when sales occur. The Company reports revenue net of sales tax collected from customers and remitted to governmental taxing authorities.

Gift Cards

The Company sells gift cards which do not have an expiration date, and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company has determined that approximately 14% of gift cards will not be redeemed and recognizes gift card breakage ratably over the estimated redemption period of the gift card, which is approximately 24 months. Gift card liability balances are typically highest at the end of each calendar year following increased gift card purchases during the holiday season.

As of October 3, 2023 and January 3, 2023, the current portion of the gift card liability, $1.8 million and $2.4 million, respectively, was included in accrued expenses and other current liabilities, and the long-term portion amounting to $0.7 million at each quarter end, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $0.6 million and $0.8 million for the third quarters of 2023 and 2022, respectively, and $2.2 million and $2.6 million for the first three quarters of 2023 and 2022, respectively.

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
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed based upon the Company’s historical redemption patterns. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of October 3, 2023 and January 3, 2023, the deferred revenue related to the rewards was $0.9 million and $0.3 million, respectively and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
12. Share Repurchases

On July 26, 2023, the Company announced a share repurchase program (the “2023 Share Repurchase Program”) of up to $5.0 million of the Company’s Class A common stock. Under this program, the Company purchased shares of the Company's Class A common stock in the open market. The Company conducted any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. During the third quarter ended October 3, 2023, the Company repurchased 1,731,952 shares of its common stock for approximately $5.0 million in open market transactions at an average price of $2.86 per share. Share repurchases were accounted for under the retirement method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital.
13. Commitments and Contingencies

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of October 3, 2023. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

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

Recent Trends, Risks and Uncertainties

Revenue. During 2022 and the first quarter of 2023, we implemented greater menu price increases relative to historical years as a result of ongoing inflation in our cost of food, wages and general restaurant expenses. In addition, our third-party delivery channel remains at a pricing premium to our owned channels. Our revenue is highly dependent on our customers’ future willingness to order from restaurants given consumer inflationary pressures and recessionary market dynamics. During the first three quarters of 2023, we saw a decline in restaurant level traffic, and correspondingly in total revenue, that we believe was at least partially due to consumer response to our recent price increases. The Company has taken actions to address this response and has seen some improvement in the third quarter of 2023, but cannot predict the extent and duration of this decline.

Cost of Sales. During 2022, we incurred incremental costs of sales driven by volatility in the commodity and food ingredients markets, particularly with our chicken products, in addition to an increase in packaging costs and distribution. During the first three quarters of 2023, we saw improvement in our cost of food relative to 2022 driven by favorable commodity costs across the majority of our food basket, including the benefit of fixed price contracts at lower costs for our chicken products, and managing food waste at our restaurants. Throughout these periods of volatility, we have continued to work with our suppliers for ongoing supply chain efficiencies, adding additional suppliers as necessary and executing fixed pricing contracts when advantageous.

Labor Costs. Similar to much of the restaurant industry, our base labor costs have risen in recent years driven in part by high competition for restaurant workers in many trade areas in which we operate. During the first three quarters of 2023, we saw modest deceleration in wage inflation growth although total wage inflation remains above historical averages. We were able to partially mitigate the impact of these market factors through a continued focus on our hiring process and retaining existing employees, in addition to maximizing efficiencies of labor hour usage per restaurant. Significant government-imposed wage increases and continued market factors could materially affect our labor costs.

Other Restaurant Operating Costs. We have incurred and expect to continue to incur third-party delivery fees resulting from significant usage of third-party delivery services.

Restaurant Development. We have continued to experience select new restaurant development delays, including utility installations, permitting and inspection, and construction and labor challenges in 2023. We anticipate these challenges will persist through 2023 and into 2024. Notwithstanding these delays, we anticipate an annual unit system-wide growth rate of approximately 5.0% in 2023.

In the first three quarters of 2023, we opened thirteen new company-owned restaurants. As of October 3, 2023, we had 377 company-owned restaurants and 91 franchise restaurants in 31 states.

Certain Restaurant Closures. We permanently closed four company-owned restaurants in the first three quarters of 2023, two of which were early lease termination settlements. We had one franchise restaurant close in the third quarter of 2023. We currently do not anticipate a significant number of permanent restaurant closures in the foreseeable future; however, we may from time to time permanently close certain restaurants, including permanent closures at, or near, the expiration of the leases for these restaurants.

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

EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss) before interest expense, net, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, restaurant impairments, closure costs and asset disposals, costs related to corporate matters, severance costs and stock-based compensation.

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

Results of Operations

The following table presents a reconciliation of net income (loss) to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
	(in thousands, unaudited)
Net income (loss)	$700	$795	$(3,719)	$(4,289)
Depreciation and amortization	6,626	5,826	19,313	17,310
Interest expense, net	1,186	735	3,201	1,661
Provision for (benefit from) income taxes	148	(1)	45	(40)
EBITDA	$8,660	$7,355	$18,840	$14,642
Restaurant impairments, closure costs and asset disposals (1)	2,135	1,672	5,313	5,032
Stock-based compensation expense	694	751	3,580	3,419
Severance costs	191	—	191	—
Costs related to corporate matters	24	7	82	70
Adjusted EBITDA	$11,704	$9,785	$28,006	$23,163
_____________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

The following table presents a reconciliation of income (loss) from operations to restaurant contribution:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
Income (loss) from operations	$2,034	$1,529	$(473)	$(2,668)
Less: Franchising royalties and fees, and other	2,646	2,743	8,256	8,137
Plus: General and administrative	11,864	11,596	37,968	36,180
Depreciation and amortization	6,626	5,826	19,313	17,310
Pre-opening	541	337	1,642	1,098
Restaurant impairments, closure costs and asset disposals	2,135	1,672	5,313	5,032
Restaurant contribution	$20,554	$18,217	$55,507	$48,815

Restaurant contribution margin	16.4%	14.4%	15.0%	13.4%

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
Company-Owned Restaurant Activity
Beginning of period	373	363	368	372
Openings	4	3	13	11
Closures	—	—	(4)	(2)
Divestitures (1)	—	—	—	(15)
Restaurants at end of period	377	366	377	366
Franchise Restaurant Activity
Beginning of period	92	93	93	76
Openings	—	1	—	3
Acquisitions (1)	—	—	—	15
Closures	(1)	(1)	(2)	(1)
Restaurants at end of period	91	93	91	93
Total restaurants	468	459	468	459
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

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
	(unaudited)
Revenue:
Restaurant revenue	97.9%	97.9%	97.8%	97.8%
Franchising royalties and fees, and other	2.1%	2.1%	2.2%	2.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.1%	28.1%	25.1%	27.9%
Labor	31.3%	30.8%	32.0%	31.1%
Occupancy	9.2%	8.8%	9.3%	9.1%
Other restaurant operating costs	18.0%	17.9%	18.7%	18.5%
General and administrative	9.3%	9.0%	10.0%	9.7%
Depreciation and amortization	5.2%	4.5%	5.1%	4.6%
Pre-opening	0.4%	0.3%	0.4%	0.3%
Restaurant impairments, closure costs and asset disposals	1.7%	1.3%	1.4%	1.3%
Total costs and expenses	98.4%	98.8%	100.1%	100.7%
Income (loss) from operations	1.6%	1.2%	(0.1)%	(0.7)%
Interest expense, net	0.9%	0.6%	0.8%	0.4%
Income (loss) before taxes	0.7%	0.6%	(1.0)%	(1.2)%
Provision for (benefit from) income taxes	0.1%	—%	—%	—%
Net income (loss)	0.6%	0.6%	(1.0)%	(1.2)%

Third Quarter Ended October 3, 2023 Compared to Third Quarter Ended September 27, 2022

The table below presents our unaudited operating results for the third quarters of 2023 and 2022, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	October 3, 2023	September 27, 2022	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$125,208	$126,638	$(1,430)	(1.1)%
Franchising royalties and fees, and other	2,646	2,743	(97)	(3.5)%
Total revenue	127,854	129,381	(1,527)	(1.2)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	31,457	35,528	(4,071)	(11.5)%
Labor	39,139	39,049	90	0.2%
Occupancy	11,500	11,135	365	3.3%
Other restaurant operating costs	22,558	22,709	(151)	(0.7)%
General and administrative	11,864	11,596	268	2.3%
Depreciation and amortization	6,626	5,826	800	13.7%
Pre-opening	541	337	204	60.5%
Restaurant impairments, closure costs and asset disposals	2,135	1,672	463	27.7%
Total costs and expenses	125,820	127,852	(2,032)	(1.6)%
Income from operations	2,034	1,529	505	33.0%
Interest expense, net	1,186	735	451	61.4%
Income before income taxes	848	794	54	6.8%
Provision for (benefit from) income taxes	148	(1)	149	*
Net income	$700	$795	$(95)	(11.9)%
Company-owned:
Average unit volume	$1,335	$1,387	$(52)	(3.7)%
Comparable restaurant sales	(4.3)%	3.4%
________________
*Not meaningful.

Revenue

Total revenue decreased $1.5 million in the third quarter of 2023, or 1.2%, to $127.9 million, compared to $129.4 million in the third quarter of 2022. This decrease was primarily due to a decline in comparable restaurant sales due to lower guest count, partially offset by growth in new restaurant openings. System-wide comparable restaurant sales decreased 3.7% in the third quarter of 2023 compared to the same period of 2022, comprised of a 4.3% decrease at company-owned restaurants and a 1.2% decrease at franchise-owned restaurants.

Cost of Sales

Cost of sales decreased by $4.1 million, or 11.5%, in the third quarter of 2023 compared to the same period of 2022, primarily due to the decrease in commodity costs and restaurant revenue. As a percentage of restaurant revenue, cost of sales decreased to 25.1% in the third quarter of 2023 compared to 28.1% in third quarter of 2022 primarily due to overall lower food and ingredient commodity pricing, particularly with our protein costs, partially offset by higher promotional discounts.

Labor Costs

Labor costs increased by $0.1 million, or 0.2%, in the third quarter of 2023 compared to the same period of 2022, due primarily to wage inflation, partially offset by reduced labor hours. As a percentage of restaurant revenue, labor costs increased to 31.3%

in the third quarter of 2023 from 30.8% in the third quarter of 2022 due to wage inflation and the impact of sales deleverage, partially offset by labor saving initiatives.

Occupancy Costs

Occupancy costs increased by $0.4 million, or 3.3%, in the third quarter of 2023 compared to the third quarter of 2022, primarily due to new restaurants opened since the third quarter of 2022. As a percentage of revenue, occupancy costs increased to 9.2% in the third quarter of 2023, compared to 8.8% in the third quarter of 2022 as a result of sales deleverage.

Other Restaurant Operating Costs

Other restaurant operating costs decreased by $0.2 million, or 0.7%, in the third quarter of 2023 compared to the third quarter of 2022, due to the decrease in restaurant revenue and a decrease in repairs and maintenance. As a percentage of restaurant revenue, other restaurant operating costs increased to 18.0% in the third quarter of 2023 compared to 17.9% in the third quarter of 2022 due to an increase in third-party delivery fees. Third-party delivery fees were 5.7% and 5.5% of total revenue for the third quarter of 2023 and 2022, respectively.

General and Administrative Expense

General and administrative expense increased by $0.3 million, or 2.3%, in the third quarter of 2023 compared to the third quarter of 2022, due primarily to an increase in third party service costs and software maintenance costs partially offset by a decrease in employee related costs, including incentive-related costs. As a percentage of revenue, general and administrative expense increased to 9.3% in the third quarter of 2023 from 9.0% in the third quarter of 2022 due to sales deleverage.

Depreciation and Amortization

Depreciation and amortization increased by $0.8 million, or 13.7%, in the third quarter of 2023 compared to the third quarter of 2022, due primarily to new asset additions for restaurants opened, partially offset by restaurant closures since the third quarter of 2022.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased $0.5 million in the third quarter of 2023 compared to the third quarter of 2022 due primarily to an increase in write downs of lease related assets. No restaurants were impaired in the third quarter of 2023 compared to two restaurants impaired in the third quarter of 2022.

Interest Expense, Net

Interest expense, net increased $0.5 million in the third quarter of 2023 compared to the third quarter of 2022, due to higher interest rates and higher debt balances in the third quarter of 2023 as compared to the third quarter of 2022 driven primarily by higher capital costs due to new store openings since the third quarter of 2022.

Provision for Income Taxes

The effective tax rate for the third quarter of 2023 and for the third quarter of 2022 reflect the impact of the previously recorded valuation allowance. For the remainder of fiscal 2023, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Three Quarters Ended October 3, 2023 Compared to Three Quarters Ended September 27, 2022

The table below presents our unaudited operating results for the first three quarters of 2023 and 2022, and the related period-over-period changes.

	Three Fiscal Quarters Ended		Increase / (Decrease)
	October 3, 2023	September 27, 2022	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$370,829	$364,873	$5,956	1.6%
Franchising royalties and fees, and other	8,256	8,137	119	1.5%
Total revenue	379,085	373,010	6,075	1.6%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	93,182	101,963	(8,781)	(8.6)%
Labor	118,626	113,370	5,256	4.6%
Occupancy	34,351	33,358	993	3.0%
Other restaurant operating costs	69,163	67,367	1,796	2.7%
General and administrative	37,968	36,180	1,788	4.9%
Depreciation and amortization	19,313	17,310	2,003	11.6%
Pre-opening	1,642	1,098	544	49.5%
Restaurant impairments, closure costs and asset disposals	5,313	5,032	281	5.6%
Total costs and expenses	379,558	375,678	3,880	1.0%
Loss from operations	(473)	(2,668)	2,195	(82.3)%
Interest expense, net	3,201	1,661	1,540	92.7%
Loss before taxes	(3,674)	(4,329)	655	(15.1)%
Provision for (benefit from) income taxes	45	(40)	85	*
Net loss	$(3,719)	$(4,289)	$570	(13.3)%
Company-owned:
Average unit volumes	$1,335	$1,353	$(18)	(1.3)%
Comparable restaurant sales	(1.3)%	4.6%
________________
*Not meaningful.

Revenue

Total revenue increased by $6.1 million, or 1.6%, in the first three quarters of 2023, to $379.1 million compared to $373.0 million in the same period of 2022. This increase was primarily due to growth in new restaurant openings, partially offset by the decline in comparable restaurant sales.

Comparable restaurant sales decreased 1.3% at company-owned restaurants, decreased 0.2% at franchise-owned restaurants and decreased 1.1% system-wide in the first three quarters of 2023. The decrease in comparable restaurant sales was primarily due to a decline in guest traffic.

Cost of Sales

Cost of sales decreased by $8.8 million, or 8.6%, in the first three quarters of 2023 compared to the same period of 2022, due primarily to lower commodity costs. As a percentage of restaurant revenue, cost of sales decreased to 25.1% in the first three quarters of 2023 compared to 27.9% in the first three quarters of 2022, primarily due to decreases in certain commodity costs, particularly with our protein costs, partially offset by higher discounts.

Labor Costs

Labor costs increased by $5.3 million, or 4.6%, in the first three quarters of 2023 compared to the same period of 2022, due primarily to wage inflation and increased revenue. As a percentage of restaurant revenue, labor costs increased to 32.0% in the first three quarters of 2023 compared to 31.1% in the first three quarters of 2022. The increase as a percentage of restaurant revenue was primarily due to continued wage inflation partially offset by labor saving initiatives.

Occupancy Costs

Occupancy costs increased by $1.0 million, or 3.0%, in the first three quarters of 2023 compared to the first three quarters of 2022, due primarily to new restaurants opened. As a percentage of revenue, occupancy costs increased to 9.3% in the first three quarters of 2023 compared to 9.1% in the first three quarters of 2022.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $1.8 million, or 2.7%, in the first three quarters of 2023 compared to the first three quarters of 2022 due to an increase in new restaurant openings since the third quarter of 2022. As a percentage of restaurant revenue, other restaurant operating costs increased to 18.7% in the first three quarters of 2023, compared to 18.5% in the first three quarters of 2022, due primarily to increased delivery fees, credit card fees and utilities. Third-party delivery fees were 5.8% and 5.7% of total revenue for the first three quarters of 2023 and 2022, respectively.

General and Administrative Expense

General and administrative expense increased by $1.8 million, or 4.9%, in the first three quarters of 2023 compared to the first three quarters of 2022, primarily due to increases in employee related expenses, obsolete inventory related to menu optimization and software maintenance. As a percentage of revenue, general and administrative expense increased to 10.0% in the first three quarters of 2023 from 9.7% in the first three quarters of 2022.

Depreciation and Amortization

Depreciation and amortization increased by $2.0 million, or 11.6%, in the first three quarters of 2023 compared to the first three quarters of 2022, primarily due to new asset additions partially offset by restaurant closures.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased by $0.3 million in the first three quarters of 2023 compared to the first three quarters of 2022. The increase was largely due to an increase in write downs of lease related assets and closure costs partially offset by lower fixed asset impairment charges with only one restaurant impaired in the first three quarters of 2023 compared to four restaurants impaired in the first three quarters of 2022.

Interest Expense

Interest expense increased by $1.5 million in the first three quarters of 2023 compared to the same period of 2022. The increase was mainly due to higher average borrowings and higher interest rates in the first three quarters of 2023 compared to the first three quarters of 2022.

Provision for Income Taxes

The effective tax rate for the first three quarters of 2023 and for the first three quarters of 2022 reflect the impact of the previously recorded valuation allowance. For the remainder of fiscal 2023, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax. We estimate the annual effective tax rate for 2023 to be between (2.0%) and (1.0%).

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

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Three Fiscal Quarters Ended
	October 3, 2023	September 27, 2022
Net cash provided by operating activities	$27,331	$7,820
Net cash used in investing activities	(36,622)	(20,972)
Net cash provided by financing activities	10,298	12,737
Net increase (decrease) in cash and cash equivalents	$1,007	$(415)

Operating Activities

Net cash provided by operating activities was $27.3 million in the first three quarters of 2023 compared to net cash provided by operating activities of $7.8 million in the first three quarters of 2022. The increase in operating cash flow resulted primarily from higher cash flows from a reduced net loss adjusted for non-cash items, as well as working capital changes. In the aggregate, net working capital items for the first three quarters of 2023 provided cash of $5.8 million in 2023 compared to consuming cash of $10.8 million in 2022. This $16.6 million fluctuation was mainly driven by the timing of payroll, accrued liabilities and accounts receivable.

Investing Activities

Net cash used in investing activities increased $15.7 million to $36.6 million in the first three quarters of 2023 from $21.0 million in the first three quarters of 2022. This increase was primarily due to a larger number of new restaurant openings, as well as installation of digital menu board technology at a significant number of restaurants in the first three quarters of 2023.

Financing Activities

Net cash provided by financing activities was $10.3 million in the first three quarters of 2023, compared to $12.7 million in the first three quarters of 2022. The decrease from the first three quarters of 2022 was largely due to the $5.0 million repurchase of the Company’s common stock in the open market, partially offset by a higher net borrowings on our revolving credit facility and swingline to fund new restaurant openings.

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

Our long-term obligations consist primarily of certain lease and other contractual commitments related to our operations and payment of our outstanding debt obligations. In addition, our target for new store development will require capital each year which is expected to be funded by currently available cash and cash equivalents, cash flows from operations and our revolving credit facility. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants as well as information technology expenses and other general corporate capital expenditures.

We estimate capital expenditures will be approximately $45.0 million to $50.0 million for fiscal year 2023, including $8.0 million to $13.0 million for the remainder of the year, primarily for the opening of company-owned restaurants before any reductions for landlord reimbursements, reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by currently available cash and cash equivalents, cash flows from operations and if necessary, undrawn capacity under our revolving credit line.

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

Liquidity. As of October 3, 2023, we had a cash balance of $2.5 million compared to $1.5 million as of January 3, 2023. The amount available for future borrowings under our Third Amended Credit Facility was $56.6 million as of October 3, 2023. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and available borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs, new restaurant openings, and capital improvements and maintenance of existing restaurants for at least the next twelve months.

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
As of October 3, 2023, we had $65.4 million of indebtedness (excluding $1.4 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the Third Amended Credit Facility.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of October 3, 2023.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on outstanding debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of October 3, 2023, we had $65.4 million of outstanding borrowings under our credit facility with an average interest rate during the first three quarters of 2023 of 8.00%, compared to 4.09% during the first three quarters of 2022, driven by an increase in market base rates. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.7 million on an annualized basis.

Commodity Price Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. However, during 2022, due to the volatility in several commodity markets and driven by vendor availability, many of our contracts were shorter duration than typical and, in some cases, were based on floating rate prices rather than fixed rate. As a result, we saw higher cost of food in 2022 than in prior years. In the latter part of 2022 and continuing into the first three quarters of 2023, the commodity markets underlying our cost of food began to improve materially, particularly in regard to the price of chicken. However, increases in commodity prices, without adjustments to our menu prices, have and could continue to increase restaurant operating costs as a percentage of restaurant revenue.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. Increases in market conditions and demands may affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. During the first three quarters of 2023, the degree of inflation moderated compared to 2022 although total inflation remains above historical averages. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. We expect inflation may continue to affect our results in the near future.

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 3, 2023, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below reflects shares of common stock we repurchased during the third quarter of 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
August:
Purchased August 1 through August 31	1,028,096	$2.93	1,028,096	$1,986,058
September:
Purchased September 1 through September 30	703,856	$2.75	703,856	$53,068
For the third quarter ended October 3, 2023	1,731,952	$2.86	1,731,952	$53,068

On July 26, 2023, the Company announced a share repurchase program (the “2023 Share Repurchase Program”) of up to $5.0 million of the Company’s Class A common stock. Under this program, the Company purchased shares of the Company's Class A common stock in the open market. The Company conducted any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. During the third quarter ended October 3, 2023, the Company repurchased 1,731,952 shares of its common stock for approximately $5.0 million in open market transactions at an average price of $2.86 per share. Share repurchases were accounted for under the retirement method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital.
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

NOODLES & COMPANY
By:	/s/ MIKE HYNES
Mike Hynes Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	November 8, 2023