Form 10-K
period 2024-01-02
NOODLES & Co
filed 2024-03-08
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of July 4, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $133.1 million. This amount was calculated based on the closing price of the common stock on July 4, 2023 on the Nasdaq Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of March 1, 2024, there were 44,989,714 shares of the registrant’s Class A common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to its 2024 Annual Meeting of Stockholders, to be held on or about May 15, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K, where so indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

PART I
ITEM 1.    Business
General
Noodles & Company is a restaurant concept offering lunch and dinner within the fast-casual segment of the restaurant industry. Our core offerings include noodle and pasta dishes, staples of many different cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally-inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, salads, soups and appetizers. As of January 2, 2024, we operated 470 restaurants in 31 states, which included 380 company locations and 90 franchise locations.
Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as “Noodles,” “we,” “us,” “our,” and the “Company” in this report. We refer to our Class A Common Stock, par value $0.01 per share, as our “common stock.”

Our Concept and Business Strategy

We believe Noodles is a broadly appealing concept in the national fast-casual dining space. We are focused on offering customers flavorful, cooked-to-order dishes in a warm and welcoming environment at an attractive value. We offer approximately 20 globally-inspired and highly customizable dishes that can be enjoyed inside our restaurants, taken to-go, or delivered to our customers.

Our customers experience the Noodles brand through our company-owned and franchise operated locations, and digitally through our mobile app, website www.noodles.com and third-party delivery services. In 2023, approximately 54% of our sales were derived from digital ordering, where guests have the opportunity to select in restaurant quick pick-up or delivery to their home or office. We believe that the breadth of ways that consumers can access our brand, the variety inherent in our menu, and how well our food travels is a business strength in relation to consumer trends towards convenience.

We have purposefully chosen a range of healthy to indulgent dishes to satisfy multiple dietary and lifestyle preferences. All of our dishes are cooked-to-order with fresh, high quality ingredients sourced from our carefully selected suppliers. Our culinary team strives to develop new dishes and limited time offerings to further reinforce our brand positioning and regularly provide our customers with additional options. Choice and customization have always been a great strength of the brand, and we continue to innovate in ways that allow guests to enjoy the world flavors they know and love, as well as discover new ones. This focus on culinary innovation allows us to prepare and serve high quality food and meet changing consumer trends. We’ve recently engaged a third-party culinary expert to evaluate our menu architecture and offerings, with anticipated rollout of our updated menu in late 2024 and 2025.

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

Restaurant Portfolio and Franchising

Restaurant Portfolio. As of January 2, 2024, we had 380 company-owned restaurants and 90 franchise restaurants in 31 states. Our restaurants are typically between 2,000 and 2,600 square feet and are located in end-cap, in-line or free-standing locations across a variety of suburban, collegiate and urban markets. We are currently researching a smaller square footage restaurant prototype design. We anticipate that this design will better facilitate future expansion and better meet the needs of the changing consumer experience.

Restaurant Development. In 2023, we opened 18 new company-owned restaurants. In 2024, we plan to open 10-12 new company-owned restaurants. Due to increased construction and development costs and lower than expected returns on investment on recent new restaurant openings, we have reduced our new restaurant development pipeline for 2024 and 2025.

Certain Restaurant Closures. We closed six company-owned restaurants in 2023, most of which were at or approaching the expiration of their leases or in trade areas that are not as well positioned for current consumer trends. We currently do not anticipate a significant number of restaurant closures for the foreseeable future; however, we may from time to time close or relocate certain restaurants, that are at, or near, the expiration of their leases or in trade areas that are not as well positioned for current consumer trends.

Franchising. As of January 2, 2024, we had 90 franchise units in 18 states operated by 10 franchisees. In 2023, our franchisees did not open any restaurants and closed three restaurants. We have 10 area developers who have signed development agreements providing for the opening of 121 restaurants in their respective territories. In January of 2022, we completed the sale of 15 restaurants in California to a new franchise partner (the “Warner Sale”). We expect franchising to be a part of our growth strategy in future years. We look for experienced, well-capitalized franchise partners who are able to leverage their existing infrastructure and local knowledge in a manner that benefits both our franchisees and us. We expect to continue to offer development rights in markets where we do not intend to build company-owned restaurants. We may offer such rights to larger developers who commit to open 10 or more units, or to smaller developers who may commit to open fewer restaurants. We do not currently intend to offer single-unit franchises. We believe the strength and attractiveness of our brand will attract experienced and well-capitalized area developers.

Site Development and Expansion

We consider our site selection and development process critical to our long-term success. We have used a combination of our own internal team and outside real estate consultants to locate, evaluate and negotiate new sites using various criteria. In making site selection decisions, we use several analytical tools designed to uncover the key site, demographic, business, retail, competitive and traffic characteristics that drive successful locations. We utilize third-party resources to assist with evaluating potential new sites. Once a location has been approved by our executive-level selection committee, we begin a design process to match the characteristics and feel of the location to the trade area.

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

Restaurant Management and Employees. Each restaurant typically has a general manager, an assistant general manager, multiple shift managers and team members. We cross-train our employees in an effort to create a depth of competency in our critical restaurant functions. To lead our restaurant management teams, we have area managers (each of whom is responsible for approximately five to 10 restaurants), as well as regional directors (each of whom is responsible for approximately 50 to 60 restaurants).

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

We require all of our dishes to be cooked to order at food safe temperatures or, in the case of salads, subject to our produce washing protocols, which helps to ensure that the food we serve to our customers is safe as food safety is a top priority for us. We have designed our food safety and quality assurance programs to maintain high standards for our food and food preparation procedures. Our director of quality assurance oversees robust restaurant and supplier audits based upon the potential food safety risk of each food. We also consider food safety and quality assurance when selecting our distributors and suppliers. Our suppliers are inspected by federal, state and local regulators or other reputable, qualified inspection services, which promotes compliance with all federal food safety and quality guidelines. We regularly inspect our suppliers to confirm that the ingredients we buy conform to our quality standards and that the prices we pay are competitive. We train our employees to pay detailed attention to food quality at every stage of the food preparation cycle, and we have developed a daily checklist that our employees are required to use to assess the freshness and quality of food supplies. Finally, we encourage our customers to provide feedback regarding our food quality so that we can identify and resolve problems or concerns as quickly as possible.

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
•Our Contemporary Menu Offerings. At the heart of our marketing is our food. We focus some of our marketing efforts on new menu offerings to broaden our appeal to our customers. At the same time, we showcase the dishes that continue to be loved by many. For instance, in 2023, our focus on new menu offering efforts centered around the launch of our baked chicken parmesan.
•Brand Platform. In 2022, we launched a new brand platform called Uncommon Goodness, under the tagline “we infuse Uncommon Goodness into everything we do.” This platform serves to enhance our brand awareness, introduce the Noodles to new guests and remind existing guests what sets Noodles apart. Uncommon Goodness continues to be a key differentiator, and we will continue to leverage this platform to showcase the distinctive qualities of our brand.
•Loyalty Program. Our Noodles Rewards program grew 13.4% during 2023 to approximately 5.2 million members. The Rewards program provides us with guest data that can be used to target and personalize offers and communications. The program allows guests to accumulate reward points associated with each purchase that can be redeemed for offers such as free bowls, free shareables, discounts, and free delivery. Rewards members are typically the first to learn about new offerings, and in some cases are provided exclusive access to certain menu items for a limited time.
•Digital Business. We continue to make strategic investments in our digital capabilities to improve the overall guest experience and increase our digital sales. Our digital platforms, inclusive of our website and our app, offer guests a differentiated and seamless ordering experience and make it convenient for guests to purchase their favorites. We use our digital platforms to increase brand engagement and usage of the Rewards program. Additionally, we have expanded our third-party partnerships to increase our brand’s reach among guests who primarily place orders through these delivery providers; We invest in digital advertising to advertise specific product categories, highlight convenient off-premise channel offerings, communicate rewards and encourage guest action and long-term guest loyalty. We leverage zero-party, first-party and third-party data to drive effective and efficient advertising spend, helping us to improve the return on our investment. In 2022, we began the rollout of digital menu boards across our locations, which was completed in 2023. Digital menu boards allow us to showcase key menu features, target guest communication, enhance our pricing capabilities and increase flexibility for culinary testing.

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

Oversight and Management. We recognize the diversity of our team members, guests and communities, and believe in creating an inclusive and equitable environment that represents a broad spectrum of backgrounds and cultures. Working under these principles, our Human Resources department is tasked with managing employment-related matters, including recruiting and hiring, onboarding and training, compensation and benefit planning, organizational design, performance management, succession planning and talent development. Our management and cross-functional teams also work closely to evaluate human capital management issues such as team member retention, workplace safety, harassment and bullying, as well as to implement measures to mitigate these risks.

Our Board of Directors and Board committees provide oversight on certain human capital matters as part of their overall engagement in our Environmental, Social and Governance practices. Our Compensation Committee, with input from members of our management and a third-party compensation consultant who provides benchmarked data, has responsibility for approving annually certain elements of compensation, including our incentive compensation plans and equity-based plans. Management provides input into the design of our incentive compensation programs to confirm that these programs support the Company’s business objectives and strategic priorities. The annual business plan initially established by our management, but approved by our Board, is an important element of our Compensation Committee’s decision-making process for performance measures and goals.

Total Rewards. We have demonstrated a history of investing in our workforce by offering competitive salaries and wages. To foster a stronger sense of ownership and align the interests of our team members with shareholders, restricted stock units are provided to eligible team members under our stock incentive programs. Additionally, we provide incentive compensation through annual bonus plans for all eligible team members. Furthermore, we offer competitive, targeted and innovative benefits to all eligible team members. This includes health, dental and vision insurance coverage, a 401(k) program and paid time off.

We continue to offer a comprehensive team member benefits program called LifeAtNoodles. The benefits include financial planning resources, GM equity partner program and Noodles Resource Groups. Our GM equity partner program is designed to reward and motivate our top performers. One of the most impactful programs we put in place is Noodles’ versions of Employee Resource Groups, called NRGs (“Noodles Resource Groups”). These groups are designed to help elevate the voice of these underrepresented populations and increase recruiting and retention efforts.

We continue to focus on how we can offer the best workplace in our industry and we are proud of these benefits that honor our commitment to inclusion and diversity. In 2023, we were named one of America's Great Places to Work for Diversity and Great Places to Work for Women by Newsweek, and one of the Top 500 Franchises by Franchise Times. Noodles has been recognized by Forbes as one of America's Best Employers for Diversity in 2021, 2022 and 2023 and one of America's Best Employers for Women in 2021. Additionally, in 2022 and 2023, QSR named Noodles one of the Best Brands to Work For. In 2023 the National Restaurant Association Educational Foundation (“NRAEF”) awarded Noodles with the 2023 Restaurants Advance Leadership Award for our DEI Leadership. This award included a grant that NRAEF would donate to a non-profit organization of our choice. This has led us to a partnership with Momentum Advisory Council / Café Momentum, an organization committed to helping juveniles who have been involved in the judicial system back into society, building life skills that will help them stay out of the judicial system.

As of January 2, 2024, we had approximately 7,600 employees, including approximately 600 salaried employees and approximately 7,000 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.

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

Our quarterly results are also affected by other factors such as the amount and timing of incentive-based compensation expense and related tax rate impacts, impairment charges and non-operating costs, timing of marketing or promotional expenses, the number and timing of new restaurants opened in a quarter, and closure of restaurants. New restaurants typically have higher operating costs following opening because of the expenses associated with their opening and operating inefficiencies in the months immediately following opening. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

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

ITEM 1A.    Risk Factors
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including but not limited to the risks and uncertainties discussed under this Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1. “Business.” In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. Forward-looking statements may relate to, among other things: (i) our business objectives and strategic plans, including projected or anticipated growth rates, including in guest traffic, digital orders, and new restaurants, revenues, planned improvements in operational efficiencies, gross margins, and cost management, and enhancements to our restaurant environments and guest engagement, including the anticipated impacts of innovations, improvements, and marketing efforts; (ii) our expectations about pricing strategy; (iii) our expectations about the competitiveness of the labor market and our ability to hire, train, and retain qualified personnel; (iv) anticipated capital investments and the results of such investments, including in new restaurant openings, local marketing, our digital capabilities, and information technology systems, and the anticipated related benefits; (v) our expectations about restaurant operating costs, including commodity and food prices, occupancy costs, and labor and energy costs; and our ability to offset higher costs with menu price increases and related impacts on consumer behavior; (vi) anticipated legislation and other regulation of our business, the expected impacts of government regulations on our operations and financial condition, and changes in such regulation, including in relation to our franchise operations; (vii) our ability to attract and build relationships with experienced franchise partners; (viii) our expectations about anticipated uses of, and risks associated with, future cash flows, liquidity, future capital expenditures, and other capital deployment opportunities, and taxes; (ix) our expectations regarding competition; (x) our expectations regarding demand and business recovery, consumer preferences, and consumer discretionary spending; (xi) our ability to successfully implement our food safety programs; (xii) our ability to successfully implement our health and safety initiatives; (xiii) anticipated impacts of future pandemics; (xiv) the seasonality of our business; (xv) our expectations and other statements regarding interest rates, commodity prices, and other factors; (xvi) the other risks discussed under Risk Factors below. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss these risks, uncertainties and other factors in greater detail below. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Unless required by United States federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

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

Our strategies include innovating our menu offerings, enhancing our menu structure and layout, improving operational effectiveness, optimizing our catering offerings, analyzing our pricing strategies, better understanding and tailoring communications to customers through the implementation of a customer data platform, introducing new technology and equipment, and continued focus on manager selection, training and development of our teams. However, customers may not favor new menu offerings or may not find initiatives aimed at off-premise dining appealing, and our efforts to increase our sales growth and improve our offerings may be unsuccessful. Additionally, our operational initiatives may be ineffective at reducing costs or may reduce the quality of the customer experience. Any failure of our new initiatives could materially adversely affect our business, financial condition, results of operations or cash flows.

Further, we have had, and expect to continue to have, initiatives in various stages of testing, evaluation and implementation, upon which we expect to rely to improve our results of operations and financial condition. Failure to achieve successful implementation of our initiatives could materially adversely affect our business, financial condition, results of operations or cash flows.

We believe our culture, from the restaurant level up through management, is an important contributor to our success. As time passes, however, we may have difficulty adapting our culture sufficiently to meet the needs of our business. Among other important factors, our culture depends on our ability to attract, retain and motivate employees who share our enthusiasm and dedication to our concept. Our comparable restaurant sales, and more broadly, our business, financial condition, results of operations or cash flows, could be materially adversely affected if we do not maintain our infrastructure and culture.

Our strategic and operational goals are designed to improve our results of operations, including restaurant revenue and profitability. The level of comparable restaurant sales, which represent the change in year-over-year sales for restaurants open for at least 18 full periods, affects our restaurant revenue growth and will continue to be a critical factor affecting profitability. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our initiatives, including increasing guest traffic. It is possible that such initiatives will not be successful, that we will not achieve our target comparable restaurant sales growth or that the change in comparable restaurant sales could be negative, which may cause a decrease in restaurant revenue and profitability that could materially adversely affect our business, financial condition, results of operations or cash flows. For example, in 2023 we experienced a decline in same store sales, as well as an increased loss from operations.

Changes in economic conditions, including higher inflationary pressures and continued elevated interest rates, may reduce customer demand and increase our costs.

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

Changes in economic conditions, particularly with respect to inflationary pressures, may result in increased interest rates persisting for longer than expected and/or further increases in interest rates, labor shortages, and supply chain disruptions. These inflationary pressures may also increase our costs including our labor and raw material costs, utilities, and our cost of borrowing, and we may not be able to fully offset such higher costs through price increases. For example, in 2023, we executed an amendment to our credit agreement which resulted in increased borrowing rates. Also in 2022, the cost of several of our food ingredients increased as a result of inflation in many commodities, particularly our cost of chicken. As a result, we implemented a temporary chicken-price surcharge of $1.00 for several months while chicken was at its peak of the commodity cycle and made certain other menu price increases throughout 2022.

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

We may raise menu prices or revise our pricing structure, which may not be sufficient to offset rising costs or which could decrease customer demand.

We have historically, and expect to continue to, utilize menu price increases to help offset cost increases, including increased cost for food ingredients and supplies, wages, employee benefits, insurance costs, construction, utilities and other key operating costs. If our selection and amount of menu price increases are not accepted by consumers and reduce guest traffic, or are insufficient to counter increased costs, our financial results could be negatively affected. For example, in 2022 and in the first quarter of 2023, primarily in response to inflationary food and labor costs, we made certain menu price increases, which we believe negatively affected our traffic.

Unexpected events have impacted and may in the future impact our business, financial condition and results of operations.

The occurrence of one or more unexpected events, including war, acts of terrorism, epidemics and pandemics (such as the COVID-19 pandemic), civil unrest, fires, tornadoes, tsunamis, hurricanes, earthquakes, floods, and other forms of severe weather (including those caused or exacerbated by climate change) in the United States or in other locations in which our suppliers are located, have affected and could in the future affect our operations and financial performance. It is possible that weather conditions may impact our business more than other businesses in our industry because of the significant concentration of our restaurants in the Upper Midwest, Rocky Mountain and Mid-Atlantic states. Such events could affect our guest traffic, sales and operating costs and/or cause complete or partial closure of one or more distribution centers, cause temporary or long-term disruption or inoperability of our information technology systems (including our digital platform), temporary or long-term disruptions in our delivery channel or the supply of products from suppliers, and disruption and delay in the transport of products, any of which may have a material adverse effect on our business, financial condition, and results of operations. Existing insurance coverage may not provide protection from all the costs that may arise from such events.

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

One element of our operational strategy is the opening of new restaurants and operating those restaurants on a profitable basis. In 2023, we opened eighteen company-owned restaurants and closed six company-owned restaurants. Our franchisees did not open any new restaurants and closed three restaurants. We expect future annual unit growth rate of approximately 1-3% in the next few years.

Opening new restaurants presents numerous risks and uncertainties. We may not be able to open new restaurants as quickly as planned. In the past, we have experienced delays in opening some restaurants due to adverse weather and permitting delays. Delays or failures in opening new restaurants could occur in the future and could materially adversely affect our business strategy and our expected results.

Our ability to open new restaurants also depends on other factors, including: site selection; negotiating leases with acceptable terms; identifying, hiring and training qualified employees; the state of the labor market in each local market; timely delivery of leased premises to use; managing construction and development costs; avoiding the impact of inclement weather, natural disasters and other calamities; obtaining construction materials and labor at acceptable costs; securing required governmental approvals, permits and licenses; generating sufficient returns on our new restaurant investments; and accessing capital. Our new restaurant growth will decrease from 18 new restaurants in 2023 to 10-12 in 2024 due to lower than expected rates of return on investment for our recently opened restaurants as well as increased construction and development costs. As a result, we have reduced our new restaurant development pipeline for 2024 and 2025. We are enhancing our operating model and researching a new prototype.

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

New restaurants may not be profitable, their sales performance may not follow historical patterns, or our average restaurant sales and comparable restaurant sales may underperform our expectations. In addition, the construction costs supporting the new restaurant openings may be higher than historical averages, placing a higher profitability threshold to generate an attractive cash-on-cash return. Our ability to operate new restaurants profitably, maintain an attractive cash-on-cash return, and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including: consumer awareness, understanding and support of our brand; general economic conditions, construction cost inflation, local labor costs and availability and prices we pay for the food products and other supplies we use; changes in consumer preferences; competition; temporary and permanent site characteristics of new restaurants; and changes in government regulation.

If our new restaurants do not perform as planned, our business and future prospects could be harmed. In addition, if we are unable to achieve our expected average restaurant sales, our business, financial condition, results of operations or cash flows could be materially adversely affected. The return on investment on our recent new restaurant openings have not been as expected. As a result, we have reduced our new restaurant development pipeline for 2024 and 2025.

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

Our success depends on the efforts of our employees and our ability to hire, motivate and retain qualified employees. During 2022, we experienced a higher level of turnover driven by conditions during the novel coronavirus pandemic (the “COVID-19 Pandemic”) and a more competitive labor market and wage inflation, which had an impact on our ability to retain and hire qualified employees. We have taken strategic steps to improve the retention of our labor force, which has improved sequentially since peak levels in mid-2022 and turnover levels are now at lower levels and wage inflation is moderating. There may be a small supply of qualified individuals in some of the communities in which we operate, and competition in these communities for qualified individuals could require us to pay higher wages and provide greater benefits. We devote significant resources to training our employees and strive to reduce turnover in order to keep top performing employees and better realize our investment in training new employees. However, turnover among our restaurant employees may increase. Failure to hire and retain top-performing employees could impact our financial performance by increasing our training and labor costs and reducing the quality of our customers’ experiences.

A failure to recruit, develop and retain effective leaders or the loss or shortage of personnel with key capacities and skills could impact our strategic growth plans and jeopardize our ability to meet our business performance expectations and growth targets.

Our ability to continue to grow our business depends substantially on the contributions and abilities of our executive leadership team and other key management personnel. Changes in senior management could expose us to significant changes in strategic direction and initiatives. In 2023, we hired a new Chief Financial Officer and appointed an interim Chief Executive Officer while we conduct a comprehensive search process to identify a permanent replacement. A failure to maintain appropriate organizational capacity and capability to support our strategic initiatives or to build adequate bench strength with key skill sets required for seamless succession of leadership, could jeopardize our ability to meet our business performance expectations and growth targets. If we are unable to attract, develop, retain and incentivize sufficiently experienced and capable management personnel, our business and financial results may suffer.

If we or our franchisees face labor shortages or increased labor costs, our operating results could be adversely affected.

Labor is a primary component in the cost of operating our restaurants and our success depends in part upon our and our franchisees’ ability to control labor costs and attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees. Qualified individuals needed to fill these positions has been and may continue to be in short supply in some geographic areas. In addition, restaurants have traditionally experienced relatively high employee turnover rates relative to other industries. If we encounter labor shortages, we have and may continue to be forced to temporarily close restaurants or reduce store hours, which could result in reduced revenue. In addition, failure to recruit and retain qualified individuals has and may continue to delay the planned openings of new restaurants. If we increased labor costs, whether because of increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs (including costs associated with workers’ compensation and health insurance coverage), our operating expenses could increase. In addition, the implementation of our GM equity program to improve retention levels has increased our stock-based compensation expense during 2023 and we expect it will continue in future years.

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

To the extent we are able to attract and identify franchisees for the franchising of existing restaurants or the development of new restaurants, our success is dependent on the performance of our franchisees in successfully operating the restaurants. Our franchisees may not achieve financial and operational objectives, and they may close existing restaurants due to underperformance or they may ultimately be unsuccessful in developing new restaurants. We may also not be able to manage our franchise system effectively. Failure to provide our franchisees with adequate support and resources could materially adversely affect these franchisees, as well as cause disputes between us and them and potentially lead to material liabilities.

When we sell restaurants to franchisees, we frequently remain liable on the related restaurant facility leases. If franchise owners default on leases that the Company remains liable on, it could result in material liabilities and negatively impact our results from operations and cash flows.

Franchisees’ new unit growth is dependent in part upon borrowing incremental capital to develop new units. A high inflationary environment, and in particular continued elevated interest rates and cost of borrowings, in addition to construction cost inflation, may cause our prospective franchises to experience high financing costs and move more deliberately than our expectations, as was the case in 2022 and 2023.

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

Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us or be able to find suitable sites on which to develop them, or they may elect to cease development for other reasons. Franchisees may not be able to negotiate an acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. Given the present inflationary environment, prospective franchises may face high financing costs to develop new restaurants and may move more deliberately than our expectations, as was the case in 2022 and 2023. Any of these problems could reduce our franchise revenues.

Risks Related to Our Supply Chain and Technology
We rely heavily on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely heavily on information systems, including point-of-sale processing in our restaurants, for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. We also rely on third-party vendors to provide information technology systems and to securely process and store related information, especially as it relates to credit and debit card transactions and online ordering. Our franchisees also rely on information systems and third-party vendors. In 2023, we introduced a product recommendation engine on our website and app, driven by machine learning, and rolled out digital menu boards in our restaurants, which will enable us to implement strategic pricing decisions based on our recently implemented customer data platform and third-party research. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our operations depend upon our and our franchisees’, and our vendors’, ability to protect computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. Avoiding such incidents in the future will require us and our franchisees and vendors to continue to enhance information systems, procedures and controls and to hire, train and retain employees. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in delays in customer service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments and harm our business, financial condition, results of operations or cash flows.

We may be harmed by breaches of security of information technology systems or our confidential consumer, employee, financial, or other proprietary data.

We are part of an industry that is vulnerable to cyberattacks and other cybersecurity incidents. In response, we have implemented cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage cybersecurity risks. Our enterprise risk management framework considers cybersecurity risk alongside other company risks as part of our overall risk assessment process. Our enterprise risk management team includes information technology and digital security functions to gather insights for assessing, identifying and managing cybersecurity threat risks, their severity, and potential mitigations.

We assess Noodles & Company’s Cybersecurity program using several frameworks including the cybersecurity framework from the National Institute of Standards and Technology (NIST-CSF). This program includes policies, processes and procedures that help assess and identify our cybersecurity risks and inform how security measures and controls are developed, implemented and maintained. The risk assessment along with risk-based analysis and judgment are used to prioritize our cybersecurity initiatives. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls and impact of controls on operations.

We maintain internal resources to perform penetration testing designed to simulate evolving tactics and techniques of real-world threat actors, engage with industry partners and law enforcement and intelligence communities and conduct tabletop exercises and periodic risk interviews across our business. We also engage several independent third-parties to perform internal and external penetration testing of our technology environment periodically and engage other third-parties to periodically conduct assessments of our cybersecurity processes and capabilities. In addition, we continue to expand training and awareness practices to mitigate risk from human error, including mandatory computer-based training and internal communications for employees. Our employees undergo cybersecurity awareness training and regular phishing awareness campaigns that are based upon and designed to emulate real-world contemporary threats. We provide prompt feedback (and, if necessary, additional training or remedial action) based on the results of such exercises.

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

Because cyber-attacks take many forms, change frequently, are becoming increasingly sophisticated, and may be difficult to detect for significant periods of time, we may not be able to respond adequately or timely to future cyber-attacks. If we or our franchisees, or third-party vendors, were to experience a material breach resulting in the unauthorized access, use, or destruction of our information technology systems or confidential consumer, employee, financial, or other proprietary data, it could negatively impact our reputation, reduce our ability to attract and retain customers and employees and disrupt the implementation and execution of our strategic goals. Moreover, such breaches could result in a violation of various privacy-related laws, including the various state specific privacy laws and subject us to investigations or private litigation, which, in turn, could expose us to civil or criminal liability, fines and penalties imposed by state and federal regulators, claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims, and various costs associated with such matters.

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

During 2022, certain vendors experienced staffing pressures and raw material availability that impacted their ability to supply and distribute our food ingredients in a timely and cost-effective manner. Despite the disruption within our vendor base, we did not experience a significant impact in our ability to supply the necessary food ingredients to our restaurants. However, several food ingredients, including chicken, experienced significant inflation predominantly in the second and third quarters of 2022, resulting in higher cost of food. We did not experience any significant supply chain disruptions in 2023.

In addition, we use various third-party vendors to provide, support and maintain most of our management information systems. We also outsource certain accounting, payroll and human resource functions to business process service providers. The failure of such vendors to fulfill their obligations could disrupt our operations. Any changes we may make to the services we obtain from our vendors, or new vendors we employ, may disrupt our operations. These disruptions could materially adversely affect our business, financial condition, results of operations or cash flows. For example, during 2023 our point of sale provider and food ordering vendors experienced temporary system outages. Future outages could lead to greater disruption to our operations.

We also partner with various third-party vendors to deliver our food. If any of our delivery vendors perform inadequately, or our delivery relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Our ability to continue to expand our digital business, delivery orders, and catering is uncertain, and these business lines are subject to risks.

Our revenue from digital orders increased significantly during 2020, especially in response to changing customer habits resulting from the COVID-19 Pandemic. Digital orders as a percentage of total revenue have remained fairly consistent at over 50% throughout 2022 and 2023. We experienced 37% growth in our catering business from 2022 to 2023. In response to these trends, we have promoted our digital business through our rewards program, partnered with third-party delivery companies, and have developed new-store concepts with reduced indoor-seating, pick-up shelves, and order-ahead drive-thru windows. However, this growth rate may not be sustainable, or our digital business may decline, especially as safety concerns regarding the COVID-19 Pandemic have lessened and consumer preferences may eventually shift back to in-person dining. If our digital business does not continue to expand it may be difficult for us to achieve our planned sales growth and utilize our digital-order focused assets.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Shortages or interruptions in the availability of certain supplies caused by seasonal fluctuations, unanticipated demand, problems in production or distribution, food contamination, product recalls, government regulations, inclement weather or other conditions could materially adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Weather related issues, such as freezes, heavy rains or drought, may also lead to temporary spikes in the prices of some ingredients such as produce or meats. Increasing weather volatility or other long-term changes in global weather patterns, including any changes associated with global climate change, could have a significant impact on the price, availability and timing of delivery of some of our ingredients. In addition, at certain times of the year a substantial volume of our produce items is imported from Mexico and other countries. Any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy, could result in higher food and supply costs. Any increase in the prices of the food products most critical to our menu, such as pasta, beef, chicken, wheat flour, cheese and other dairy products, tofu and vegetables, could materially adversely affect our operating results, especially if we are unable to increase our menu prices in order to pass these increased costs on to consumers.

In 2022, the cost of several of our food ingredients increased as a result of inflation in many commodities, particularly chicken. As a result, specifically for our chicken purchases, we entered into temporary formula pricing contracts with our vendors and were susceptible to fluctuations in the commodities markets. While we saw material market improvement in chicken and other food ingredients in 2023, if food inflation in the chicken market or any other food ingredient were to persist, our financial condition and business operations could be severely impacted. We have, and expect to continue to, enter into fixed-based pricing agreements for certain food ingredients to reduce our exposure to cost increases, but there can be no guarantee that we will be able to do so on favorable terms or at all.

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

Our franchising activities are subject to federal rules and regulations administered by the U.S. Federal Trade Commission and laws enacted by a number of states. In particular, we are subject to federal and state laws regulating the offer and sale of franchises, as well as judicial and administrative interpretations of such laws. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and may also apply substantive standards to the relationship between franchisor and franchisee, including limitations on the ability of franchisors to terminate franchises and alter franchise arrangements. Failure to comply with new or existing franchise laws, rules, and regulations in any jurisdiction or to obtain required government approvals could negatively affect our ability to grow or expand our franchise business and sell franchises.

Changes in employment laws may adversely affect our business.

Various federal and state labor laws govern the relationship with our employees and affect labor and operating costs. These laws include employee classification as exempt/non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, workers’ compensation rates, mandatory health benefits, immigration status and other wage and benefit requirements. Some jurisdictions, including some of those in which we operate, have recently increased their minimum wage by a significant amount, and other jurisdictions are considering similar actions, which may increase our labor costs. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition, operating results or cash flow: overtime rules; mandatory health benefits; vacation accruals; paid leaves of absence, including paid sick leave; and tax reporting.

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
Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to recently enacted laws, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures. Within our industry, concerns have been expressed regarding energy management, water management, food and packaging waste management, food safety, nutritional content, labor practices and supply chain and management of food sourcing. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

Risks Related to Our Common Stock and Debt Financing

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including but not limited to: increases and decreases in average unit volumes and comparable restaurant sales; profitability of our restaurants; labor availability and costs for hourly and management personnel; changes in interest rates; macroeconomic conditions, both nationally and locally; negative publicity relating to the consumption of products we serve; changes in consumer preferences and competitive conditions; impairment of long-lived assets and any loss on and exit costs associated with restaurant closures; expansion to new markets; the timing of new restaurant openings and related expense; restaurant operating costs for our newly-opened restaurants; increases in infrastructure costs; and fluctuations in commodity prices. During 2023, we experienced lower comparable sales, lower operating income and a decline in our stock price.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock. Our amended and restated certificate of incorporation authorizes us to issue up to 180,000,000 shares of Class A common stock and Class B common stock. As of January 2, 2024, we have 44,989,714 outstanding shares of Class A common stock and no outstanding shares of Class B common stock. In addition, as of such date, approximately 3,500,591 shares of Class A common stock are issuable upon the exercise of outstanding stock options and the vesting of restricted stock units. Moreover, as of that date, approximately 3.8 million shares of our common stock are available for future grants under our stock incentive plan and for future purchase under our employee stock purchase plan.

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

Our credit facility has variable interest rates and increases in or sustained high interest rates could continue to result in high borrowing costs.

Our Amended and Restated Credit Facility has a variable interest rate equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.75% to 3.00% per annum, based upon the consolidated total lease adjusted leverage ratio. Interest rates may rise in the future due to inflation or other causes. Interest rates have remained high during 2022 and 2023. As a result, the costs of servicing our variable interest rate debt have and could increase again even if the amount borrowed under such credit facility remains the same. Increased servicing costs could adversely affect our business, financial condition, results of operations or cash flows. During 2023, we amended our credit agreement which resulted in, among other things, an increase in our borrowing rates.

We may be unable to negotiate favorable borrowing terms, and any additional capital we may require could be senior to existing equity holders, dilute existing equity holders or include unfavorable restrictions.

As a general matter, operating and developing our business requires significant capital. Our credit agreement ends in 2027 and securing access to credit on reasonable terms thereafter will require us to extend or refinance such agreement. In addition, in order to pursue our business and operational strategies, we may need additional sources of liquidity in the future and it may be difficult or impossible at such time to increase our liquidity. Our lenders may not agree to amend our credit agreement at such time to increase our borrowing capacity. Further, our requirements for additional liquidity may coincide with periods during which we are not in compliance with covenants under our credit agreement and our lenders may not agree to further amend our credit agreement to accommodate such non-compliance. Even if we are able to access additional liquidity, agreements governing any borrowing arrangement could contain covenants restricting our operations. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve higher interest rates, especially given the current inflationary environment, and restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets. In the fourth quarter of 2023, we amended our credit agreement which resulted in an increase in our borrowing rates and modifications to both the Fixed Charge and Consolidated Total Lease Adjusted Leverage rations and restrictions related to new restaurant growth.

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 1C.    Cybersecurity

In the ordinary course of our business, we collect, store and transmit sensitive information including intellectual property, proprietary business information and personal information in connection with business operations. Additionally, we leverage our third-party vendors to collect, use, store, and transmit confidential, sensitive, proprietary, personal, and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by a dedicated information technology team, which is led by our Executive Vice President of Technology, and include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. For example, we constantly monitor our information technology environment for abnormal behavior, conduct penetration and vulnerability testing, data recovery testing, security audits, and ongoing risk assessments, including due diligence on our key technology vendors and other third-party service providers that have access to the personal information we collect, use, store, and transmit. We leverage standard industry tools from a software and hardware perspective and maintain a cybersecurity risk insurance policy. We also conduct periodic employee trainings on cyber and information security, among other topics. In addition, we consult with outside advisors and experts on a regular basis to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment.

Our Executive Vice President of Technology, who reports directly to the Chief Executive Officer and has over 16 years of experience managing information technology and cybersecurity matters, together with our senior leadership team, is responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “We may be harmed by breaches of security of information technology systems or our confidential consumer, employee, financial, or other proprietary data.”

The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives periodic updates on cybersecurity, including immediate notification of any material cybersecurity events, and information technology matters and related risk exposures from our Executive Vice President of Technology as well as other members of the senior leadership team. The Board receives updates from management and the Audit Committee on cybersecurity risks.

ITEM 2.    Properties
As of January 2, 2024, we and our franchisees operated 470 restaurants in 31 states. Our restaurants are typically between 2,000 and 2,600 square feet and are located in a variety of suburban, collegiate and urban markets. We lease the property for our central support office and all of the properties on which we operate restaurants. The chart below shows the locations of our company-owned and franchised restaurants as of January 2, 2024.

State	Company- owned	Franchised	Total
Arizona	7	—	7
California	—	14	14
Colorado	57	—	57
Connecticut	—	5	5
Florida	—	6	6
Idaho	6	—	6
Illinois	53	5	58
Indiana	23	1	24
Iowa	9	1	10
Kansas	9	—	9
Kentucky	1	4	5
Maryland	22	—	22
Michigan	—	21	21
Minnesota	45	1	46
Missouri	3	6	9
Montana	—	2	2
Nebraska	—	5	5
Nevada	1	—	1
New York	2	—	2
North Carolina	8	4	12
North Dakota	—	5	5
Ohio	19	—	19
Oregon	6	—	6
Pennsylvania	10	—	10
South Carolina	—	1	1
South Dakota	—	2	2
Tennessee	—	4	4
Utah	17	—	17
Virginia	27	—	27
Washington	1	—	1
Wisconsin	54	3	57
	380	90	470
We are obligated under non-cancelable leases for our restaurants and our central support office. Our restaurant leases generally have initial terms of 10 years with two or more five-year renewal options. Our restaurant leases may require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs.

ITEM 3.    Legal Proceedings
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of January 2, 2024. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock trades on the Nasdaq Global Select Market under the symbol NDLS. As of March 1, 2024, there were approximately 168 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Purchases of Equity Securities by the Issuer
We had no share repurchases during the fourth quarter of 2023.
Sales of Unregistered Securities by the Issuer
We sold no unregistered securities that have not been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Dividends
No dividends have been declared or paid on our shares of common stock. We do not anticipate paying any cash dividends on any of our shares of common stock in the foreseeable future. We currently intend to retain any earnings to reduce outstanding debt and finance the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then-existing conditions, including our earnings, capital requirements, results of operations, financial condition, business prospects and other factors that our Board of Directors considers relevant. Further, our credit facility and warrants each contain provisions that limit our ability to pay dividends on our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Relationships and Related Transactions, and Director Independence” for additional information regarding our financial condition.
ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” This section of the Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons of 2023 to 2022. Discussions of 2021 items and year-to-year comparisons of 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended January 3, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1A. “Risk Factors” and elsewhere in this report.
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2023, which ended on January 2, 2024 contained 52 weeks. Fiscal year 2022, which ended on January 3, 2023 contained 53 weeks. We refer to our fiscal years as 2023 and 2022. Our fiscal quarters each contained 13 operating weeks, with the exception of the fourth fiscal quarter of 2022 which contained 14 operating weeks.
Overview
Noodles & Company is a restaurant concept offering lunch and dinner within the fast-casual segment of the restaurant industry. We opened our first location in 1995, offering noodle and pasta dishes, staples of many different cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally-inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, soups, salads and appetizers. We believe we offer our customers value with per person spend of $13.21 in 2023.
Recent Trends, Risks and Uncertainties
Comparable Restaurant Sales. In fiscal 2023, system-wide comparable restaurant sales decreased 1.9%, comprised of a 2.0% decrease for company-owned restaurants and a 1.1% decrease for franchise restaurants. During 2022 and in the beginning of 2023, we implemented greater menu price increases relative to historical years as a result of meaningful inflation in our cost of food, wages and general restaurant expenses. During 2023, we saw a decline in restaurant level traffic, and correspondingly in total revenue, that we believe was at least partially due to consumer response to our recent price increases. We have taken actions to address this response including moderating the level of price increases and offering value oriented options, but there is no guarantee these actions will ultimately be successful and we cannot predict the extent and duration of this decline.

Cost of Sales. In recent years, we incurred incremental costs of sales driven by volatility in the commodity and food ingredients markets, particularly with our chicken products, in addition to an increase in packaging costs and distribution. However, in 2023, the commodity markets underlying our cost of food improved substantially, particularly in regards to the price of chicken. Throughout these periods of volatility, we have continued to work with our suppliers for ongoing supply chain efficiencies, including managing food waste and adding additional suppliers as necessary.

Labor Costs. Similar to much of the restaurant industry, our base labor costs have risen in recent years. In 2023, wage inflation decelerated as we progressed throughout the year. However, we continue to see a highly competitive environment for restaurant workers. We have been able to partially mitigate the impact of these market factors through a continued focus on our hiring process and retaining existing employees, in addition to maximizing efficiencies of labor hour usage per restaurant.

Other Restaurant Operating Costs. We have and expect to continue to incur additional third-party delivery fees resulting from a significant expansion of our use of third-party delivery services. In addition, during 2023 we increased marketing expenses related primarily to digital advertising.
Restaurant Development. In 2023, we opened eighteen company-owned restaurants. As of January 2, 2024, we had 380 company-owned restaurants and 90 franchise restaurants in 31 states. In 2024, we plan to open 10-12 new company-owned restaurants.
Certain Restaurant Closures. We closed six and five company-owned restaurants in 2023 and 2022, respectively, most of which were at or approaching the expiration of their leases. We currently do not anticipate significant restaurant closures for the foreseeable future; however, we may from time to time close certain restaurants, including closures at, or near, the expiration of their leases.
Impairment of Long-lived Assets. We impaired two restaurants in 2023 and four restaurants in 2022. Impairment is based on our current assessment of the expected future cash flows of various restaurants based on recent results and other specific market factors.

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
Seasonal factors cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced winter and holiday traffic and is typically higher in the second and third quarters. As a result of these factors, our quarterly and annual operating results and comparable restaurant sales may fluctuate.
Comparable Restaurant Sales
Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. As of the end of 2023, 2022 and 2021, there were 355, 347 and 359 restaurants, respectively, in our comparable restaurant base for company-owned locations. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded. Restaurants that were temporarily closed or operating at reduced hours and dining capacity due to the COVID-19 Pandemic remained in comparable restaurant sales. Changes in comparable restaurant sales are generated by changes in traffic, which we calculate as the number of entrées sold, and changes in per-person spend, calculated as sales divided by traffic. Per-person spend can be influenced by changes in menu prices and the mix and number of items sold per person.
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
•the impact of health pandemics;

•competition;
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
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss) before net interest expense, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income (loss) before net interest expense, provision (benefit) for income taxes, depreciation and amortization, restaurant impairments, loss on disposal of assets, net lease exit costs (benefits), loss on sale of restaurants, severance and executive transition costs and stock-based compensation.
We believe that EBITDA and adjusted EBITDA provide clear pictures of our operating results by eliminating certain non-recurring and non-cash expenses that may vary widely from period to period and are not reflective of the underlying business performance.
The presentation of EBITDA and adjusted EBITDA, which may not be comparable to similarly titled financial measures used by other companies, is not intended to be considered in isolation or as a substitute for, or to be superior to, the financial information prepared and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We use these non-GAAP financial measures for financial and operational decision making and as a means to evaluate period-to-period comparisons. We believe that they provide useful information to management and investors about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making.

The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Year
	2023	2022(1)
	(in thousands)
Net loss	$(9,856)	$(3,314)
Depreciation and amortization	26,792	23,268
Interest expense, net	4,803	2,445
Provision for income taxes	24	37
EBITDA	$21,763	$22,436
Restaurant impairments(2)	2,987	1,362
Loss on disposal of assets	1,979	946
Lease exit costs (benefits), net	396	267
Loss on sale of restaurants	—	263
Severance and executive transition costs	1,559	—
Stock-based compensation expense	4,346	4,395
Adjusted EBITDA	$33,030	$29,669
_____________
(1) Amounts for fiscal year 2022 include modifications to the adjusted EBITDA calculation to remove adjustments for non-cash rent expense related to sub-leases, certain costs associated with closed restaurants and costs related to corporate matters to conform to the current year presentation.
(2) Restaurant impairments in all periods presented above include amounts related to restaurants previously impaired. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals.

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
Labor Costs
Labor costs include wages, payroll taxes, workers’ compensation expense, benefits and incentives paid to our restaurant teams. Similar to certain other expense items, we expect hourly labor costs to change proportionally as our restaurant revenue changes. Factors that influence fluctuations in our labor costs include minimum wage and payroll tax legislation, wage inflation, the frequency and severity of workers’ compensation claims, health care costs and the performance of our restaurants.
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
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals include the net gain or loss on disposal of long-lived assets related to retirements and replacement of equipment or leasehold improvements, lease expenses that the Company is still obligated for, refranchising gains or losses, gains or losses on lease terminations, other restaurant closure costs and impairment charges. Each quarter we evaluate possible impairment of property and equipment at the restaurant level and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. There can be no assurance that such evaluations will not result in additional impairment costs in future periods.
Interest Expense
Interest expense consists primarily of interest on our outstanding indebtedness and amortization of debt issuance costs over the life of the related debt reduced by capitalized interest.
Provision for Income Taxes
Provision for income taxes consists of federal, state and local taxes on our income.
Restaurant Openings, Closures and Relocations
The following table shows restaurants opened or closed in the years indicated:

	Fiscal Year
	2023	2022
Company-Owned Restaurants
Beginning of period	368	372
Openings	18	16
Divestitures (1)	—	(15)
Closures and relocations	(6)	(5)
End of period	380	368
Franchise Restaurants
Beginning of period	93	76
Openings	—	3
Acquisitions (1)	—	15
Closures	(3)	(1)
End of period	90	93
Total restaurants	470	461
_____________________________
(1)During 2022, we sold fifteen company-owned restaurants to a franchisee.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue. Fiscal year 2023 contained 52 operating weeks and fiscal year 2022 contained 53 operating weeks.

	Fiscal Year
	2023	2022
Revenue:
Restaurant revenue	97.9%	97.8%
Franchising royalties and fees, and other	2.1%	2.2%
Total revenue	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	25.2%	27.7%
Labor	32.0%	31.1%
Occupancy	9.3%	9.1%
Other restaurant operating costs	18.6%	18.3%
General and administrative	10.3%	9.8%
Depreciation and amortization	5.3%	4.6%
Pre-opening	0.4%	0.3%
Restaurant impairments, closure costs and asset disposals	1.7%	1.2%
Total costs and expenses	101.0%	100.2%
Loss from operations	(1.0)%	(0.2)%
Interest expense, net	1.0%	0.5%
Loss before income taxes	(2.0)%	(0.6)%
Provision for income taxes	—%	0.1%
Net loss	(2.0)%	(0.7)%

Fiscal Year 2023 compared to Fiscal Year 2022
Fiscal year 2023 contained 52 operating weeks and fiscal year 2022 contained 53 operating weeks. The table below presents our operating results for 2023 and 2022, and the related year-over-year changes:

	Fiscal Year		Increase / (Decrease)
	2023	2022	$	%
	(in thousands)
Revenue:
Restaurant revenue	$492,648	$498,359	$(5,711)	(1.1)%
Franchising royalties and fees, and other	10,757	11,121	(364)	(3.3)%
Total revenue	503,405	509,480	(6,075)	(1.2)%
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	124,102	137,859	(13,757)	(10.0)%
Labor	157,608	155,023	2,585	1.7%
Occupancy	45,925	45,213	712	1.6%
Other restaurant operating costs	91,559	91,220	339	0.4%
General and administrative	51,833	49,903	1,930	3.9%
Depreciation and amortization	26,792	23,268	3,524	15.1%
Pre-opening	2,215	1,662	553	33.3%
Restaurant impairments, closure costs and asset disposals	8,400	6,164	2,236	36.3%
Total costs and expenses	508,434	510,312	(1,878)	(0.4)%
Loss from operations	(5,029)	(832)	(4,197)	*
Interest expense, net	4,803	2,445	2,358	96.4%
Loss before income taxes	(9,832)	(3,277)	(6,555)	(200.0)
Provision for income taxes	24	37	(13)	(35.1)%
Net loss	$(9,856)	$(3,314)	$(6,542)	(197.4)
Company-owned:
Average unit volumes	$1,329	$1,360	$(31)	(2.3)%
Comparable restaurant sales	(2.0)%	6.0%
_____________
*    Not meaningful.
Revenue
Total revenue decreased by $6.1 million, or 1.2%, in 2023 compared to 2022. This decrease was primarily due to: $10.0 million from a decline in company same store sales, $9.1 million from overlapping the impact of an additional operating week in 2022, and $3.1 million due to permanent restaurant closures, partially offset by $17.0 million from growth in new restaurant revenue.
Average unit volumes decreased 2.3% to $1.3 million in 2023 compared to $1.4 million in 2022 primarily due to decreases in traffic. System-wide comparable restaurant sales decreased 1.9% in 2023, comprised of a 2.0% decrease at company-owned restaurants and a 1.1% decrease at franchise-owned restaurants.
Cost of Sales
Cost of sales decreased by $13.8 million, or 10.0%, in 2023 compared to 2022. As a percentage of restaurant revenue, cost of sales decreased to 25.2% in 2023 from 27.7% in 2022, primarily due to a 1.8% impact from a combination of menu price increases and menu mix and a 0.7% impact from lower commodities prices.

Labor Costs
Labor costs increased by $2.6 million, or 1.7%, in 2023 compared to 2022. As a percentage of restaurant revenue, labor costs increased to 32.0% in 2023 compared to 31.1% in 2022, primarily due to a 1.6% impact from wage and benefits inflation, partially offset by a 0.6% impact from labor productivity.
Occupancy Costs
Occupancy costs increased by $0.7 million, or 1.6%, in 2023 compared to 2022, due primarily to new restaurant openings. As a percentage of restaurant revenue, occupancy costs increased to 9.3% in 2023 from 9.1% in 2022, due primarily to a decrease in restaurant revenue.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $0.3 million, or 0.4%, in 2023 compared to 2022, due primarily to planned increased marketing spend in 2023. As a percentage of restaurant revenue, other restaurant operating costs increased to 18.6% in 2023 from 18.3% in 2022.
General and Administrative Expense
General and administrative expense increased by $1.9 million, or 3.9%, in 2023 compared to 2022, due primarily to increases in third party services of $1.5 million, executive severance costs of $1.1 million and bad debt expense of $0.5 million, partially offset by a decrease in incentive-based compensation expense of $1.2 million. As a percentage of revenue, general and administrative expense increased to 10.3% in 2023 compared to 9.8% in 2022, due primarily to a decline in revenue.
Depreciation and Amortization
Depreciation and amortization increased by $3.5 million, or 15.1%, in 2023 compared to 2022, due primarily to new restaurant and technology investments, partially offset by restaurants impaired or closed. As a percentage of revenue, depreciation and amortization increased to 5.3% in 2023 compared to 4.6% in 2022.
Pre-Opening Costs
Pre-opening costs increased $0.6 million in 2023 compared to 2022 due to timing of new restaurant openings in 2023 compared to 2022.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals increased by $2.2 million, or 36.3%, in 2023 compared to 2022. The increase was largely due to an increase in write-downs of lease related assets partially offset by lower fixed asset impairment charges with only two restaurants impaired in 2023 compared to four restaurants impaired in 2022, Both years include ongoing equipment costs for restaurants previously impaired and lease related costs and expenses in connection with the divestiture of company-owned restaurants in previous years.
Interest Expense
Interest expense increased by $2.4 million, or 96.4% in 2023 compared to 2022. The increase was mainly due to higher average borrowings and a higher average interest rate in 2023 compared to 2022. Interest rates for all amounts outstanding are variable.
Provision for Income Taxes
The effective tax rate was (0.2)% in 2023 compared to (1.1)% in 2022. We will continue to maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.
Liquidity and Capital Resources
Current Resources

As of January 2, 2024, our available cash and cash equivalents balance was $3.0 million, and $39.9 million was available for future borrowings under our A&R Credit Agreement (defined below).
On May 9, 2018, we entered into a Credit Agreement (the “Credit Agreement”) with each other Loan Party (as defined in the Credit Agreement) party thereto, each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Lender (each as defined in the Credit Agreement). The Credit Agreement consisted of a term loan facility in an aggregate principal amount of $25.0 million and a revolving line of credit of $65.0 million, which included a letter of credit subfacility in the amount of $15.0 million and a swingline subfacility in the amount of $10.0 million. The Credit Agreement was subsequently amended on November 20, 2019 and June 16, 2020.
On July 27, 2022, we amended and restated our Credit Agreement by entering into the Amended and Restated Credit Agreement as further amended, restated, extended, supplemented, modified and otherwise in effect from time to time, the (“A&R Credit Agreement”), with each other Loan Party (as defined in the A&R Credit Agreement) party thereto, each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Lender (each as defined in the A&R Credit Agreement). The A&R Credit Agreement matures on July 27, 2027. Among other things, the A&R Credit Agreement: (i) increased the credit facility from $100.0 million to $125.0 million; (ii) eliminated the term loan and principal amortization components of the credit facility; (iii) removed the capital expenditure covenant; (iv) enhanced flexibility for certain covenants and restrictions; and (v) lowered the spread within our cost of borrowing and transitioned from LIBOR to SOFR plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio. In connection with the entry into the A&R Credit Agreement, we wrote off a portion of the unamortized debt issuance costs related to the Credit Agreement in the amount of $0.3 million in the third quarter of 2022. The A&R Credit Agreement is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.
On December 21, 2023, we amended our A&R Credit Agreement by entering into that certain First Amendment to Amended and Restated Credit Agreement (the “Amendment”). Among the modifications, the Amendment: (i) increased applicable rate ranges (A) with respect to SOFR loans, from 1.50% - 2.50% per annum to 1.75% - 3.00% per annum and (B) with respect to base rate loans, from 0.50% - 1.50% per annum to 0.75% - 2.00% per annum, in each case as determined by the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement), (ii) amended the Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) in order to limit the deduction of capital expenditures to “Non-Growth Capital Expenditures”, (iii) added a defined term for “Non-Growth Capital Expenditures” (along with certain related definitions), (iv) added a new capital expenditures covenant governing entry into new lease agreements and (v) increased the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) to be no greater than (x) 4.50 to 1.00 for the period beginning on the last day of the fiscal quarter ending January 2, 2024 until and including the last day of the fiscal quarter ending December 30, 2025 and (y) 4.25 to 1.00 for the period beginning on the last day of the fiscal quarter ending March 31, 2026 until and including the last day of the fiscal quarter ending September 29, 2026.
As of January 2, 2024, we had $82.2 million of indebtedness (excluding $2.0 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the A&R Credit Agreement.
Availability of borrowings under the A&R Credit Agreement is conditioned upon our compliance with the terms of the A&R Credit Agreement, including the financial covenants and other customary affirmative and negative covenants, such as limitations on additional borrowings, acquisitions, dividend payments and lease commitments, and customary representations and warranties. As of January 2, 2024, we were in compliance with all of our debt covenants.
We expect that we will meet all applicable financial covenants in our A&R Credit Agreement through at least the next four fiscal quarters. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit facility. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.

Cash Flow Analysis
Cash flows from operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	January 2, 2024	January 3, 2023
	(in thousands)
Net cash provided by operating activities	$27,495	$9,557
Net cash used in investing activities	(51,800)	(32,309)
Net cash provided by financing activities	25,795	22,020
Net increase (decrease) in cash and cash equivalents	$1,490	$(732)
Operating Activities
Net cash provided by operating activities in 2023 was $27.5 million compared to $9.6 million in 2022. The change in operating cash flows resulted primarily from working capital changes. The working capital variance includes uses of cash related to payroll timing and normal changes in accounts payable and other accrued expenses.

Investing Activities

Net cash used in investing activities was primarily related to information technology expenses including digital menu boards, new restaurant capital expenditures for the opening of eighteen and sixteen company-owned restaurants in 2023 and 2022, respectively, as well as investments in restaurant equipment and restaurant upgrades.
Financing Activities
Net cash provided by financing activities was $25.8 million in 2023 largely related to draws on our revolving credit facility and swingline to fund new restaurant openings, partially offset by the $5.0 million repurchase of the Company’s common stock in the open market, debt issuance costs and payments on finance leases.

Material Cash Requirements
Our short-term obligations consist primarily of certain lease and other contractual commitments related to our operations, normal recurring operating expenses, working capital needs, new store development, capital improvements and maintenance of our restaurants, regular interest payments on our debt obligations and certain non-recurring expenditures.
Our long-term obligations consist primarily of certain lease and other contractual commitments related to our operations and payment of our outstanding debt obligations. In addition, new store development will require capital each year which is expected to be funded by currently available cash and cash equivalents, cash flows from operations and our revolving credit facility.
Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants, as well as information technology expenses and other general corporate capital expenditures.
Our total capital expenditures for 2023 were $52.0 million, which includes amounts for restaurants that will be opening in 2024. We expect our 2024 capital expenditures to be in the range of $28.0 million to $32.0 million. Our capital expenditures in 2024 are expected to be primarily related to our construction of new restaurants, which excludes landlord reimbursements that we typically receive, in addition to reinvestment in existing restaurants.

Our contractual obligations consist of lease obligations, purchase obligations, long-term debt and other liabilities. See Note 4 Long-Term Debt and Note 12 Leases to our consolidated financial statements for further discussion. We are obligated under non-cancelable leases for our restaurants, administrative offices and equipment. In addition to those lease obligations, we have legally binding minimum lease payments for leases signed but not yet commenced amounting to $14.0 million as of January 2, 2024. We enter into various purchase obligations in the ordinary course of business. As of January 2, 2024, all of our binding purchase obligations are short-term amounting to $40.8 million. These amounts relate to volume commitments for beverage and food products, as well as binding commitments for the construction of new restaurants. Our other liabilities of $2.1 million as of January 2, 2024 includes our commitment under our non-qualified deferred compensation plan and severance.
We believe that we have sufficient liquidity to meet our liquidity needs and capital resource requirements for at least the next twelve months primarily through currently available cash and cash equivalents, cash flows from operations, and borrowings under the A&R Credit Agreement. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have up to 30 days to pay our vendors. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth.
Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 Business and Summary of Significant Accounting Policies, to our consolidated financial statements. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. We believe the critical accounting policies described below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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

ITEM 7A.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding borrowing under our A&R Credit Agreement, which bears interest at variable rates equal to SOFR plus a margin of 1.75% to 3.00% per annum, based upon the consolidated total lease-adjusted leverage ratio. As of January 2, 2024, $82.2 million in borrowings were outstanding under our A&R Credit Agreement. An increase or decrease of 1.0% in the effective interest rate applied to our borrowings would have resulted in a pre-tax interest expense fluctuation of approximately $0.8 million on an annualized basis.
Commodity Price Risk
We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors that are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. We use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we may be able to address material commodity cost increases by adjusting our menu pricing, but multiple price increases over a short period of time may negatively affect customer behavior, as we observed in 2023. During 2022, due to the volatility in several commodity markets and driven by vendor availability, many of our contracts were shorter duration than typical and, in some cases, were based on floating rate prices rather than fixed rate. As a result, we saw higher cost of food in 2022 than in prior years. In 2023, the commodity markets underlying our cost of food began to improve materially, particularly in regard to the price of chicken. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percentage of restaurant revenue.
Inflation
The primary inflationary factors affecting our operations are food costs, labor costs, energy costs and materials used in the construction of new restaurants and maintenance of existing restaurants. Increases in federal, state or local minimum wages directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Additionally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. During 2023, the degree of inflation moderated compared to 2022 although total inflation remains above historical averages. We expect inflation may continue to affect our results in the near future.

ITEM 8.    Financial Statements and Supplementary Data

Noodles & Company

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Balance Sheets
(in thousands, except share data)

	January 2, 2024	January 3, 2023
Assets
Current assets:
Cash and cash equivalents	$3,013	$1,523
Accounts receivable	5,144	6,443
Inventories	10,251	10,044
Prepaid expenses and other assets	3,879	3,450
Income tax receivable	337	176
Total current assets	22,624	21,636
Property and equipment, net	152,176	129,386
Operating lease assets, net	183,857	183,392
Goodwill	7,154	7,154
Intangibles, net	538	608
Other assets, net	1,746	1,667
Total long-term assets	345,471	322,207
Total assets	$368,095	$343,843
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,691	$15,308
Accrued payroll and benefits	7,769	9,219
Accrued expenses and other current liabilities	12,950	11,005
Current operating lease liabilities	30,104	28,581
Total current liabilities	67,514	64,113
Long-term debt, net	80,218	46,051
Long-term operating lease liabilities, net	186,285	187,320
Deferred tax liabilities, net	255	229
Other long-term liabilities	6,663	7,766
Total liabilities	340,935	305,479
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of January 2, 2024 and January 3, 2023; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of January 2, 2024 and January 3, 2023; 47,413,585 issued and 44,989,714 outstanding as of January 2, 2024; 48,464,298 issued and 46,040,427 outstanding as of January 3, 2023	474	485
Treasury stock, at cost, 2,423,871 shares as of January 2, 2024 and January 3, 2023, respectively	(35,000)	(35,000)
Additional paid-in capital	209,930	211,267
Accumulated deficit	(148,244)	(138,388)
Total stockholders’ equity	27,160	38,364
Total liabilities and stockholders’ equity	$368,095	$343,843
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year Ended
	January 2, 2024	January 3, 2023	December 28, 2021
Revenue:
Restaurant revenue	$492,648	$498,359	$467,336
Franchising royalties and fees, and other	10,757	11,121	7,816
Total revenue	503,405	509,480	475,152
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	124,102	137,859	117,894
Labor	157,608	155,023	145,622
Occupancy	45,925	45,213	45,956
Other restaurant operating costs	91,559	91,220	83,603
General and administrative	51,833	49,903	47,535
Depreciation and amortization	26,792	23,268	22,333
Pre-opening	2,215	1,662	665
Restaurant impairments, closure costs and asset disposals	8,400	6,164	5,727
Total costs and expenses	508,434	510,312	469,335
(Loss) income from operations	(5,029)	(832)	5,817
Interest expense, net	4,803	2,445	2,082
(Loss) income before income taxes	(9,832)	(3,277)	3,735
Provision for income taxes	24	37	70
Net (loss) income	$(9,856)	$(3,314)	$3,665

(Loss) earnings per Class A and Class B common stock, combined
Basic	$(0.21)	$(0.07)	$0.08
Diluted	$(0.21)	$(0.07)	$0.08
Weighted average Class A and Class B common stock outstanding, combined
Basic	45,863,719	45,913,787	45,483,029
Diluted	45,863,719	45,913,787	46,125,386
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock(1)		Treasury		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance—December 29, 2020	46,807,587	$468	2,423,871	$(35,000)	$202,970	$(138,739)	$29,699
L Catterton warrants exercised(2)	975,458	10	—	—	(10)	—	—
Stock plan transactions and other	342,106	3	—	—	98	—	101
Stock-based compensation expense	—	—	—	—	4,168	—	4,168
Net income	—	—	—	—	—	3,665	3,665
Balance—December 28, 2021	48,125,151	481	2,423,871	(35,000)	207,226	(135,074)	37,633
Stock plan transactions and other	339,147	4	—	—	(360)	—	(356)
Stock-based compensation expense	—	—	—	—	4,401	—	4,401
Net loss	—	—	—	—	—	(3,314)	(3,314)
Balance—January 3, 2023	48,464,298	485	2,423,871	(35,000)	211,267	(138,388)	38,364
Stock plan transactions and other	681,239	6	—	—	(655)	—	(649)
Shares repurchased and retired	(1,731,952)	(17)	—	—	(4,987)	—	(5,004)
Stock-based compensation expense	—	—	—	—	4,305	—	4,305
Net loss	—	—	—	—	—	(9,856)	(9,856)
Balance—January 2, 2024	47,413,585	$474	2,423,871	$(35,000)	$209,930	$(148,244)	$27,160
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.
(2)Refer to Note 8 - Stockholders’ Equity.

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	January 2, 2024	January 3, 2023	December 28, 2021
Operating activities
Net (loss) income	$(9,856)	$(3,314)	$3,665
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26,792	23,268	22,333
Deferred income taxes, net	26	(40)	29
Restaurant impairments, closure costs and asset disposals	3,981	2,261	3,538
Amortization of debt issuance costs	366	723	444
Stock-based compensation	4,235	4,328	4,110
Gain on insurance proceeds received for property damage	(205)	—	(406)
Changes in operating assets and liabilities:
Accounts receivable	1,201	(2,576)	(491)
Inventories	(303)	(743)	(382)
Prepaid expenses and other assets	(520)	1,244	(492)
Accounts payable	2,206	(563)	4,689
Operating lease assets and liabilities	(1,025)	(5,417)	(1,759)
Income taxes	(161)	(68)	(64)
Accrued expenses and other liabilities	758	(9,546)	951
Net cash provided by operating activities	27,495	9,557	36,165
Investing activities
Purchases of property and equipment	(52,043)	(33,886)	(18,776)
Proceeds from restaurant refranchising	—	1,577	—
Insurance proceeds received for property damage	243	—	406
Net cash used in investing activities	(51,800)	(32,309)	(18,370)
Financing activities
Net borrowings from swing line loan	(9)	4,781	—
Proceeds from borrowings on long-term debt	34,500	53,512	—
Payments on long-term debt	—	(32,850)	(21,556)
Debt issuance costs	(690)	(1,077)	—
Payment of finance leases	(2,376)	(1,990)	(1,925)
Repurchase of common stock	(4,981)	—	—
Stock plan transactions and tax withholding on share-based compensation awards	(649)	(356)	101
Net cash provided by (used in) financing activities	25,795	22,020	(23,380)
Net increase (decrease) in cash and cash equivalents	1,490	(732)	(5,585)
Cash and cash equivalents
Beginning of year	1,523	2,255	7,840
End of year	$3,013	$1,523	$2,255
See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies
Business
Noodles & Company (the “Company” or “Noodles & Company”), a Delaware corporation, develops and operates fast-casual restaurants that serve globally-inspired noodle and pasta dishes, soups, salads and appetizers. As of January 2, 2024, the Company had 380 company-owned restaurants and 90 franchise restaurants in 31 states. The Company operates its business as one operating and reportable segment.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2023 and 2021 which ended on January 2, 2024 and December 28, 2021, respectively, each contained 52 weeks. Fiscal year 2022 which ended on January 3, 2023 contained 53 weeks.
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
Cash and Cash Equivalents
The Company considers all highly liquid investment instruments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from credit card processors as of January 2, 2024 and January 3, 2023, which are included in cash and cash equivalents, were $2.4 million and $1.0 million, respectively. Additionally, the Company records “book overdrafts” when outstanding checks at year end are in excess of cash and cash equivalents. Such book overdrafts are recorded within accounts payable in the accompanying Consolidated Balance Sheets and within operating activities in the accompanying Consolidated Statements of Cash Flows.
Accounts Receivable
Accounts receivable consists primarily of franchise receivables and vendor rebates, as well as insurance receivables and other miscellaneous receivables arising from the normal course of business. The Company believes all amounts to be collectible, accordingly, no allowance for doubtful accounts has been recorded as of January 2, 2024 or January 3, 2023. In 2023, the Company recognized $0.5 million of bad debt expense.
Inventories
Inventories consist of food, beverages, supplies and smallwares, and are stated at the lower of cost (first-in, first-out method) or net realizable value. Smallwares inventory, which consist of the plates, silverware and cooking utensils used in the restaurants, are frequently replaced and are therefore considered current assets. Replacement costs of smallwares inventory are recorded as other restaurant operating costs in the Consolidated Statements of Operations and are expensed as incurred. As of January 2, 2024 and January 3, 2023, smallwares inventory of $6.7 million and $6.5 million, was included in the accompanying Consolidated Balance Sheets.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Expenditures for major renewals and improvements are capitalized, while expenditures for minor replacements and maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term, which generally includes option periods that are reasonably certain to be exercised. Depreciation and amortization expense on property and equipment, including assets recorded as finance leases, was $26.7 million, $23.2 million and $22.3 million in 2023, 2022 and 2021, respectively.
The estimated useful lives for property and equipment are:

Property and Equipment	Estimated Useful Lives
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture and fixtures	3 to 15 years
Equipment	3 to 7 years
The Company capitalizes internal payroll and payroll-related costs directly related to the successful acquisition, development, design and construction of its new restaurants. Capitalized internal costs were $0.5 million, $0.4 million and $0.2 million in 2023, 2022 and 2021, respectively. Interest incurred on funds used to construct company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $0.9 million, $0.6 million and $0.3 million in 2023, 2022 and 2021, respectively.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill is not subject to amortization, but instead is tested for impairment at least annually (or more often, if necessary) as of the first day of the Company’s fourth fiscal quarter.
Goodwill is evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit. In 2023, 2022 and 2021, the Company performed a qualitative impairment assessment. Under this approach, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If after performing the qualitative assessment, the Company determines there is less than a 50 percent chance that the fair value of its reporting unit is less than its carrying amount, then performing the two-step test is unnecessary. Based on the qualitative assessment performed, management did not believe that it is more likely than not that the Company’s goodwill has been impaired.
Based on the Company’s analysis, no impairment charges were recognized on goodwill in 2023, 2022 or 2021.
Intangibles, net
Intangibles, net consists primarily of reacquired franchise rights and trademarks. The Company amortizes the reacquired franchise rights over the remaining contractual terms of the reacquired franchise area development agreements at the time of acquisition, which ranged from approximately two years to nine years as of January 2, 2024. Trademark rights are considered indefinite-lived intangible assets, the carrying value of which are analyzed for impairment at least annually (or more often, if necessary).

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment on a regular basis, in addition to whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Estimates of future cash flows are based on the Company’s experience and knowledge of local operations. During 2023, 2022 and 2021, the Company recorded impairment charges of certain long-lived assets which are included in restaurant impairments, closure costs and asset disposals in the Consolidated Statements of Operations. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals. Fair value of the restaurant assets was determined using Level 3 inputs (as described in Note 5, Fair Value Measurements).
Debt Issuance Costs
Certain fees and costs incurred to obtain long-term financing are capitalized and included as a reduction in the net carrying value of long-term debt, net of accumulated amortization. These costs are amortized to interest expense over the term of the related debt. When debt is extinguished prior to its maturity date, the amortization of the remaining unamortized debt issuance costs, or pro-rata portion thereof, is charged to loss on extinguishment of debt. Debt issuance costs of $2.0 million and $1.6 million, net of accumulated amortization, as of January 2, 2024 and January 3, 2023, respectively, are included as a reduction of long-term debt in the Consolidated Balance Sheets.
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
Gift Cards
The Company sells gift cards which do not have an expiration date, and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company has determined that approximately 14% of gift cards will not be redeemed, which is recognized ratably over the estimated redemption period of the gift card, approximately 24 months.
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
As of January 2, 2024, January 3, 2023 and December 28, 2021, there were 90, 93 and 76 franchise restaurants in operation, respectively. Franchisees opened three restaurants in 2022 and one in 2021. There were no franchise restaurants opened in 2023. Also, three franchise restaurants closed in 2023, and one franchise restaurant closed in each of 2022 and 2021. In addition, there were fifteen company-owned locations acquired by a franchisee in 2022.
Sublease Income
The Company records sublease income related to leases for which the Company remains obligated. In previous years, the Company has entered into transactions to sell company-owned restaurants to franchisees. The lease agreements for those restaurants were assigned to the franchisee, but in some instances, the Company was not relieved of its primary obligations under the main lease, therefore these leases are treated as subleases. The lease income on these locations has been recorded in “Franchising royalties and fees, and other” and the offsetting lease expense has been recorded in “Restaurant impairments, closure costs and asset disposals” in the Consolidated Statement of Operations.
Pre-Opening Costs
Pre-opening costs, including rent, wages, benefits and travel for the training and opening teams, food, beverage and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred and were $10.8 million, $9.3 million and $7.7 million in 2023, 2022 and 2021, respectively. These costs are included in restaurant operating costs, general and administrative expenses and pre-opening costs based on the nature of the advertising and marketing costs incurred.
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.
2. Supplemental Financial Information
Accounts receivable consist of the following (in thousands):

	2023	2022
Delivery program receivables	$1,869	$2,027
Vendor rebate receivables	779	801
Franchise receivables(1)	1,043	2,050
Other receivables	1,453	1,565
Accounts receivable	$5,144	$6,443
_____________________
(1) Franchise receivables in 2023 and 2022 include amounts related to equipment purchased in advance at a discount for franchisees.

Prepaid expenses and other assets consist of the following (in thousands):

	2023	2022
Prepaid occupancy related costs	$800	$711
Prepaid insurance	928	882
Prepaid expenses	2,127	1,802
Other current assets	24	55
Prepaid expenses and other assets	$3,879	$3,450

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment, net, consist of the following (in thousands):

	2023	2022
Leasehold improvements	$232,060	$212,319
Furniture, fixtures and equipment	176,872	152,786
Construction in progress	6,426	6,738
	415,358	371,843
Accumulated depreciation and amortization	(263,182)	(242,457)
Property and equipment, net	$152,176	$129,386

Accrued payroll and benefits consist of the following (in thousands):

	2023	2022
Accrued payroll and related liabilities	$5,205	$5,004
Accrued bonus	698	2,007
Insurance liabilities	1,866	2,208
Accrued payroll and benefits	$7,769	$9,219

Accrued expenses and other current liabilities consist of the following (in thousands):

	2023	2022
Gift card liability	$2,222	$2,430
Occupancy related	1,066	1,001
Utilities	1,311	1,612
Current portion of finance lease liability	2,337	2,210
Other restaurant expense accruals	1,466	1,128
Other corporate expense accruals	4,548	2,624
Accrued expenses and other current liabilities	$12,950	$11,005
3. Goodwill and Intangible Assets
The Company had no goodwill impairment charges in 2023, 2022 or 2021. As of January 2, 2024 and January 3, 2023, the goodwill balance remained at $7.2 million.

The following table presents intangible assets subject to amortization as of January 2, 2024 and January 3, 2023, (in thousands):

	2023	2022
Amortized intangible assets:
Reacquired franchise rights	$933	$933
Accumulated amortization	(627)	(560)
Amortized intangible assets, net	306	373
Non-amortized intangible assets:
Trademark rights	232	235
Intangibles, net	$538	$608

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated aggregate future amortization expense as of January 2, 2024 is as follows, (in thousands):

2024	$66
2025	66
2026	52
2027	40
2028	29
Thereafter	53
$306

No impairment charges were recorded related to non-amortized intangible assets in 2023, 2022 or 2021.

4. Long-Term Debt
Credit Facility
On May 9, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with each other Loan Party (as defined in the Credit Agreement) party thereto, each lender from time to time party thereto, and U.S. Bank National Association as Administrative Agent, L/C Issuer and Swing Line Lender (each as defined in the Credit Agreement). The Credit Agreement consisted of a term loan facility in an aggregate principal amount of $25.0 million and a revolving line of credit of $65.0 million, which included a letter of credit subfacility in the amount of $15.0 million and a swingline subfacility in the amount of $10.0 million. The Credit Agreement was subsequently amended on November 20, 2019 and June 16, 2020.

On July 27, 2022, the Company amended and restated the Credit Agreement by entering into the Amended and Restated Credit Agreement (as further amended, restated, extended, supplemented, modified and otherwise in effect from time to time, the “A&R Credit Agreement”), with each other Loan Party (as defined in the A&R Credit Agreement) party thereto, each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Lender (each as defined in the A&R Credit Agreement). The A&R Credit Agreement matures on July 27, 2027. Among other things, the A&R Credit Agreement: (i) increased the credit facility from $100.0 million to $125.0 million; (ii) eliminated the term loan and principal amortization components of the credit facility; (iii) removed the capital expenditure covenant; (iv) enhanced flexibility for certain covenants and restrictions; and (v) lowered the spread within the Company’s cost of borrowing and transitioned from LIBOR to SOFR plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio. In connection with the entry into the A&R Credit Agreement, the Company wrote off a portion of the unamortized debt issuance costs related to the Credit Agreement in the amount of $0.3 million in 2022. The A&R Credit Agreement is secured by a pledge of stock of substantially all of the Company’s subsidiaries and a lien on substantially all of the personal property assets of the Company and its subsidiaries.

On December 21, 2023, the Company amended its A&R Credit Agreement by entering into that certain First Amendment to Amended and Restated Credit Agreement (the “Amendment”). Among the modifications, the Amendment: (i) increased applicable rate ranges (A) with respect to SOFR loans, from 1.50% - 2.50% per annum to 1.75% - 3.00% per annum and (B) with respect to base rate loans, from 0.50% - 1.50% per annum to 0.75% - 2.00% per annum, in each case as determined by the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement), (ii) amended the Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) in order to limit the deduction of capital expenditures to “Non-Growth Capital Expenditures”, (iii) added a defined term for “Non-Growth Capital Expenditures” (along with certain related definitions), (iv) added a new capital expenditures covenant governing entry into new lease agreements and (v) increased the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) to be no greater than (x) 4.50 to 1.00 for the period beginning on the last day of the fiscal quarter ending January 2, 2024 until and including the last day of the fiscal quarter ending December 30, 2025 and (y) 4.25 to 1.00 for the period beginning on the last day of the fiscal quarter ending March 31, 2026 until and including the last day of the fiscal quarter ending September 29, 2026.
As of January 2, 2024, the Company had $82.2 million of indebtedness (excluding $2.0 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the A&R Credit Agreement.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. As of January 2, 2024, the Company was in compliance with all of its debt covenants.
The Company’s revolver, which had a balance of $77.4 million as of January 2, 2024, bore interest at rates between 6.63% to 10.5% during 2023. The Company’s swingline, which had a balance of $4.8 million as of January 2, 2024, bore interest at rates between 8.75% and 10.5% in 2023. The Company recorded interest expense of $4.8 million, $2.4 million and $2.1 million for 2023, 2022 and 2021, respectively, of which each year included $0.4 million of amortization of debt issuance costs.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis include items such as property and equipment, operating lease assets, goodwill and other intangible assets. These assets are measured at fair value if determined to be impaired or when acquired. Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of January 2, 2024 and January 3, 2023, are discussed in Note 6, Restaurant Impairments, Closure Costs and Asset Disposals. Assets held for sale are measured at fair value on a non-recurring basis using Level 3 inputs.
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
6. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals for fiscal years 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Restaurant impairments(1)	$2,987	$1,362	$3,424
Closure costs(1)	1,198	1,285	1,239
Loss on disposal of assets and other	4,215	3,517	1,064
Total restaurant impairments, closure costs and asset disposals	$8,400	$6,164	$5,727
_____________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed.
Restaurant Impairments
Impairment is based on management’s current assessment of the expected future cash flows of its company-owned restaurants based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and is determined by comparing the carrying value of restaurant assets to the estimated fair market value of the restaurant assets at resale value.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2023, the Company recorded fixed asset impairment on two restaurants and wrote down lease related assets on four restaurants. Additionally, the Company wrote-off its lease related assets on two previously closed restaurants after determining abandonment of its lease on the retail space. In 2022, the Company recognized an impairment charge related to the fixed assets on four restaurants and a write-down of its lease related assets on two restaurants. In 2021, the Company impaired the fixed assets on six restaurants and the lease related asset on one restaurant, and wrote-off its lease related asset on one restaurant that closed in previous years. The Company also wrote down $0.5 million of assets held in connection with a restaurant divestiture in January 2022. All periods include ongoing equipment costs for restaurants previously impaired.
Restaurant Closures
Closure costs during 2023, 2022 and 2021 pertain to ongoing costs of restaurants that closed in previous years, as well as costs related to the closure of six, five, and twelve restaurants, respectively. These closure costs were offset by gains of $0.2 million in 2023, $0.1 million in 2022 and $0.2 million in 2021 resulting from the adjustments to liabilities as lease terminations occur. Closure costs can also include fees from real estate advisors and brokers related to terminations of the leases and charges resulting from final adjustments to liabilities as lease terminations occur.
Losses on Disposal of Assets and Other
All periods include asset disposals in the normal course of business and lease related costs and expenses that the Company is still obligated for. In 2022, the Company also recorded $0.3 million loss from the sale of its fifteen company-owned restaurants to a franchisee. Losses on disposal of assets and other in 2023 and 2021 were partially offset by $0.2 million and $0.4 million gains on insurance proceeds from property damage.
Sublease Expense
The Company records sublease expense related to leases for which the Company remains obligated. In previous years, the Company has entered into transactions to sell company-owned restaurants to franchisees. The lease agreements for those restaurants were assigned to the franchisee, but in some instances, the Company was not relieved of its primary obligations under the lease, therefore these leases are treated as subleases. The lease income for these restaurants has been recorded in “Franchising royalties and fees, and other” and the offsetting lease expense has been recorded in “Restaurant impairments, closure costs and asset disposals” in the Consolidated Statement of Operations.
7. Income Taxes
The components of the provision (benefit) for income taxes are as follows for 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Current tax provision:
Federal	$—	$—	$—
State	(2)	77	41
	(2)	77	41
Deferred tax (benefit) provision:
Federal	21	(27)	23
State	5	(13)	6
	26	(40)	29
Total provision for income taxes	$24	$37	$70

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of income tax provision (benefit) that would result from applying the federal statutory rate to pre-tax income as shown in the accompanying Consolidated Statements of Operations is as follows for 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Federal income tax (benefit) provision at federal rate	$(2,065)	$(688)	$784
State income tax (benefit) provision, net of federal tax	(420)	(112)	162
Other permanent differences	629	368	(17)
Tax credits	(1,513)	(1,608)	(1,297)
Change in valuation allowance	3,352	1,558	244
Tax rate change	—	—	6
Deferred tax asset write-off	78	320	207
Other items, net	(37)	199	(19)
Provision for income taxes	$24	$37	$70
Effective income tax rate	(0.2)%	(1.1)%	1.9%

The Company’s total deferred tax assets and liabilities are as follows (in thousands):

	2023	2022
Deferred tax assets	$121,801	$113,054
Deferred tax liabilities	(71,383)	(65,961)
Total deferred tax assets	50,418	47,093
Valuation allowance	(50,673)	(47,322)
Net deferred tax liabilities	$(255)	$(229)
Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following (in thousands):

	2023	2022
Deferred tax assets (liabilities):
Loss carry forwards	$45,547	$39,339
Deferred franchise revenue	1,968	2,411
Property, equipment and intangible assets	(20,473)	(14,802)
Stock-based compensation	1,872	1,970
Tax credit carry forwards	8,744	7,231
Interest expense	1,935	617
Inventory smallwares	(1,772)	(1,700)
Other accrued expenses	518	391
Operating lease assets	(49,138)	(49,459)
Operating lease liabilities	59,611	59,747
Other	1,606	1,348
Total net deferred tax assets	50,418	47,093
Valuation allowance	(50,673)	(47,322)
Net deferred tax liabilities	$(255)	$(229)
For the year ended January 2, 2024, the Company determined that it was appropriate to maintain a valuation allowance of $50.7 million against U.S. deferred tax assets due to uncertainty regarding the realizability of future tax benefits. The previously recorded valuation allowance increased during 2023 due to increases in deferred tax assets. The valuation allowance is recorded against net deferred tax assets, exclusive of indefinite-lived assets and liabilities. The Company will maintain the remaining

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valuation allowance until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit to the effective tax rate.
As of January 2, 2024 and January 3, 2023, net operating loss (“NOL”) carry forwards for federal income tax purposes of approximately $180.0 million and $153.5 million, respectively, were available to offset future taxable income. Of these amounts, $106.8 million is available to offset future taxable income through 2037. Federal NOLs of $73.1 million created during the year ended January 1, 2019 and all subsequent years after can be carried forward indefinitely, but can only offset 80% of future taxable income. The Internal Revenue Code Section 382 generally limits the utilization of NOLs when there is an ownership change. The Company completed an analysis under Section 382 through January 2, 2024 and determined that there isn’t a current year limitation on utilization of tax attributes. Prior to the utilization of NOLs in the future, the Company will determine whether there are any limitations under Section 382. If such a limitation exists, it is possible that a portion of the NOLs may not be available for use before expiration.
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
There were no uncertain tax positions for the years ended January 2, 2024 or January 3, 2023. For federal and state income tax purposes, the Company’s 2020 through 2022 tax years remain open for examination by the authorities under the normal three year statute of limitations. Should the Company utilize any of its U.S. or state NOLs, the tax year to which the original loss relates will remain open to examination.
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share Repurchases
On July 26, 2023, the Company announced a share repurchase program (the “2023 Share Repurchase Program”) of up to $5.0 million of the Company’s Class A common stock. Under this program, the Company purchased shares of the Company's Class A common stock in the open market. The Company conducted any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. During the third quarter ended October 3, 2023, the Company repurchased 1,731,952 shares of its common stock for approximately $5.0 million in open market transactions at an average price of $2.86 per share. Share repurchases were accounted for under the retirement method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital. The 2023 Share Repurchase Program and the remaining diminimus balance was cancelled by the Company’s Board of Directors in the fourth quarter of 2023.
9. Stock-Based Compensation
In May of 2023, the Company’s Board of Directors adopted the 2023 Stock Incentive Plan, which was approved at the annual meeting of stockholders on May 16, 2023 (the “2023 Plan”). The 2023 Plan authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and incentive bonuses to employees, officers, non-employee directors and other service providers, as applicable. The Company’s 2013 Stock Incentive Plan, as amended and restated in May of 2013 was terminated. The 2023 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”) or another committee designated by the Board, or in the absence of any such committee, the Board itself (the “administrator”). Stock options are granted at a price determined by the administrator at an exercise price that is not less than the fair market value of the underlying stock on the date of grant. The administrator may also grant SARs and RSUs with terms determined by the administrator in accordance with the 2023 Plan. All share-based awards (except for RSUs) granted under the 2023 Plan have a life of ten years. Most awards vest ratably over four years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company) under the 2023 Plan. In 2022, the Company launched the General Manager (“GM”) Equity program which granted RSUs to top performing general managers with a three year cliff vesting. At January 2, 2024, approximately 3.4 million share-based awards were available to be granted under the 2023 Plan.
Stock-based compensation expense is generally recognized on a straight-line basis over the service period of the awards. In 2023, 2022 and 2021, non-cash stock-based compensation expense of $4.3 million, $4.4 million and $4.3 million, respectively, was included in general and administrative expense. As of January 2, 2024, there was $7.2 million of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over 2.5 years.
The Company has estimated forfeiture rates that average 22% based upon the class of employees receiving stock-based compensation in its calculation of stock-based compensation expense for the year ended January 2, 2024. These estimates are based on historical forfeiture behavior exhibited by employees of the Company.
Stock Options
The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. Expected volatilities are based on the Company’s historical data and implied volatility. The Company uses historical data to estimate expected employee forfeitures of stock options. The expected life of options granted is management’s best estimate using recent and expected transactions. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company did not grant any options in 2023, 2022 or 2021.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of aggregate option award activity under the Plan as of January 2, 2024, and changes during the fiscal year then ended is presented below:

	Awards	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (in thousands)
Outstanding—January 3, 2023	692,605	$12.36
Granted	—	—
Forfeited or expired	(30,779)	12.72
Exercised	—	—
Outstanding—January 2, 2024	661,826	$12.36	2.99	$—
Vested and expected to vest	661,826	$12.36	2.99	$—
Exercisable as of January 2, 2024	661,826	$12.36	2.99	$—
_____________
(1)Aggregate intrinsic value represents the amount by which fair value of the Company’s stock exceeds the exercise price of the option as of January 2, 2024.
There were no options granted in the years ended January 2, 2024, January 3, 2023 and December 28, 2021. The Company had 34,980, 57,147 and 90,590 options that vested during the years ended January 2, 2024, January 3, 2023 and December 28, 2021, respectively. These awards had a total estimated fair value of $0.1 million, $0.3 million, and $1.1 million at the date of vesting for the years ended January 2, 2024, January 3, 2023 and December 28, 2021, respectively.
Performance Stock Units
The Company grants PSUs to its executive officers under the Plan. These PSU awards are earned over a three-year performance period subject to the achievement of certain target performance conditions. The number of shares eligible to vest ranges from 0% to 200%, however no share shall vest if the defined minimum targets are not met. During fiscal years 2019 to 2022, PSUs were granted based on target performance measures over the Company’s comparable sales growth and Adjusted EBITDA (“Financial PSU”). Additionally, during fiscal years 2021 to 2023, the Company also awarded PSUs based on a total shareholder return based metric (“TSR”), which compares the stock price of the Company’s shares to a group of peer companies.
Each share of the Financial PSUs has a fair value equal to the Company’s stock price at the date of grant while the fair value of each share of TSR is determined using a Monte Carlo valuation model. The Financial PSU stock-based compensation expense is recognized during the three-year period and is adjusted for the number of shares that are expected to vest based on the probability of achieving the targeted performance measures. Stock-based compensation expense for TSR awards is recognized straight-line over the term of the award. PSUs remain unvested until the end of the performance period and through the post-performance holding period of three to six months (“vest date”). For TSR awards, there is a mandatory post-vest holding period of one year. PSUs are forfeited in the event of termination prior to the vest date.
In 2023, the Company recorded a reversal of previously recognized compensation costs due to forfeitures of $0.3 million related to executive officer departures and $0.5 million reversal due to target performance measures not being met. The stock-based compensation expense recognized from the PSUs amounted to $(0.6) million, $0.9 million and $1.5 million during 2023, 2022 and 2021, respectively.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
A summary of the status of the Company’s non-vested restricted stock units as of January 2, 2024 and changes during the year then ended is presented below:

	Awards	Weighted- Average Grant Date Fair Value
Outstanding—January 3, 2023	2,323,674	$6.45
Granted	2,222,280	4.52
Vested	(793,739)	5.47
Forfeited	(913,450)	6.39
Non-vested at January 2, 2024	2,838,765	$5.24
The Company had 793,739 restricted stock units that vested during the year ended January 2, 2024. These units had a total estimated fair value of $3.4 million at the date of vesting for the year ended January 2, 2024.
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
The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	2023	2022	2021
Net (loss) income attributable to common stockholders	$(9,856)	$(3,314)	$3,665
Shares:
Basic weighted average shares outstanding	45,863,719	45,913,787	45,483,029
Effect of dilutive securities	—	—	642,357
Diluted weighted average number of shares outstanding	45,863,719	45,913,787	46,125,386
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.21)	$(0.07)	$0.08
Diluted (loss) earnings per share	$(0.21)	$(0.07)	$0.08
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings per share when the effect would be anti-dilutive. Shares issuable on the vesting or exercise of share-based awards or exercise of outstanding warrants were excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 3,458,622, 2,402,238 and 503,142 for 2023, 2022 and 2021, respectively.
11. Employee Benefit Plans
Defined Contribution Plan
In October 2003, the Company adopted a defined contribution plan, The Noodles & Company 401(k) Plan (the “401(k) Plan”). Company employees aged 21 or older, are eligible to participate in the 401(k) Plan beginning on the first day of the calendar month following 30 days of employment. Under the provisions of the 401(k) Plan, the Company may, at its discretion, make contributions to the 401(k) Plan. Participants are 100% vested in their own contributions. In 2019, the board of directors authorized matching contributions equal to 25% of the first 4% of compensation that is deferred by the participant. The Company recognized matching contribution expense of $0.4 million, $0.4 million and $0.3 million in 2023, 2022 and 2021, respectively.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Compensation Plan
The Company’s deferred compensation plan, under which compensation deferrals began in 2013, is a non-qualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary and variable compensation, including 401(k) refund, each plan year. To offset its obligation, the Company holds a portfolio of mutual funds in a Rabbi Trust. As of January 2, 2024 and January 3, 2023, $1.2 million and $0.7 million, respectively, were included in other assets, net, which represents the cash surrender value of the associated life insurance policies, and $1.2 million and $0.7 million, respectively, were included in accrued expenses and other current liabilities and other long-term liabilities, which represents the carrying value of the liability for deferred compensation.
Employee Stock Purchase Plan
In 2013, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) under which eligible team members may voluntarily contribute up to 15% of their salaries, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all non-highly compensated employees who have been employed by the Company for at least 30 days prior to the offering period and who are regularly scheduled to work more than 20 hours per week and for more than five months in any calendar year, are eligible to participate in the ESPP which operates in-line with the Company’s fiscal quarters. A total of 750,000 shares of common stock are available for issuance under the ESPP. The Company has issued a total of 338,586 shares under this plan, of which 70,857 shares were issued during 2023. A total of 411,414 shares remain available for future issuance. For 2023, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 5.05% risk-free interest rate; 0.25 years year expected life; expected volatility of 56.8%; and a zero percent dividend yield. The weighted average fair value per share at grant date was $0.63. In 2023, the Company recognized $47,000 of compensation expense related to the ESPP.
12. Leases
The Company leases restaurant facilities, office space and certain equipment that expire on various dates through September 2043. Lease terms for restaurants in traditional shopping centers generally include a base term of 10 years, with options to extend these leases for additional periods of five to 15 years.
The Company’s leases typically contain rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce the right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term. Total rent expense for operating leases for 2023, 2022 and 2021 was approximately $39.2 million, $38.5 million and $39.1 million, respectively.
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
Changes in the market trend of the trade area affected certain of our restaurant operating results and the underlying asset values of the restaurant lease. The Company recorded right-of-use asset impairment charges, which reduced the carrying value of operating lease assets to their respective estimated fair value by $1.6 million, $0.2 million, and $0.1 million in 2023, 2022 and 2021 respectively.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		2023	2022
Assets
Operating	Operating lease assets, net	$183,857	$183,392
Finance	Property and equipment	3,440	5,258
Total leased assets		$187,297	$188,650
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$30,104	$28,581
Finance	Accrued expenses and other current liabilities	2,337	2,210
Long-term lease liabilities
Operating	Long-term operating lease liabilities	186,285	187,320
Finance	Other long-term liabilities	1,469	3,520
Total lease liabilities		$220,195	$221,631

The components of lease costs are as follows (in thousands):

		Year Ended	Year Ended	Year Ended
Classification		January 2, 2024	January 3, 2023	December 28, 2021
Operating lease cost	Occupancy, other restaurant operating costs, general and administrative expenses, and pre-opening costs	$39,192	$38,514	$39,075
	Closure costs, loss on disposals and other	2,929	3,071	1,598
Finance lease cost
Amortization of lease assets	Depreciation and amortization	2,270	2,250	2,128
Interest on lease liabilities	Interest expense, net	297	401	487
		44,688	44,236	43,288
Sublease income	Franchising royalties and fees, and other	(3,087)	(3,242)	(1,832)
Total lease cost, net		$41,601	$40,994	$41,456

Future minimum lease payments required under existing leases as of January 2, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2024	$39,683	$2,494	$42,177
2025	45,171	1,241	46,412
2026	41,377	139	41,516
2027	36,954	83	37,037
2028	30,995	45	31,040
Thereafter	100,080	46	100,126
Total lease payments	294,260	4,048	298,308
Less: Imputed interest	77,871	242	78,113
Present value of lease liabilities	$216,389	$3,806	$220,195

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating lease payments include $93.1 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $14.0 million of legally binding minimum lease payments for leases signed but not yet commenced.

Lease term and discount rate are as follows:

	January 2, 2024	January 3, 2023
Weighted average remaining lease term (years):
Operating	8.3	7.9
Finance	2.0	2.6
Weighted average discount rate:
Operating	8.0%	8.0%
Finance	6.5%	6.4%

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

Cash paid for lease liabilities:	2023	2022
Operating leases	$42,731	$45,158
Finance leases	2,672	2,391
	$45,403	$47,549
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$27,385	$19,584
Finance leases	462	1,346
	$27,847	$20,930

13. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Consolidated Statements of Cash Flows for 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Interest paid (net of amounts capitalized)	$3,975	$1,500	$1,400
Income taxes paid (refunded)	158	123	106
Purchases of property and equipment accrued in accounts payable	4,853	5,640	5,335
14. Commitments and Contingencies
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of January 2, 2024. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Related Party Transactions
Securities Purchase Agreements
Under the securities purchase agreement with Mill Road Capital II, L.P. (“Mill Road”), if at any time Mill Road owns 10.0% or more of our outstanding common stock, Mill Road has the right to designate one nominee for election to our Board of Directors. If Mill Road’s ownership level falls below 10.0% of our outstanding common stock, Mill Road will no longer have a right to designate a nominee. As of January 2, 2024, Thomas Lynch of Mill Road was a member of our Board of Directors. As of January 3, 2023, Mill Road did not hold a position on the Company’s Board of Directors.
16. Revenue Recognition
Gift Cards
As of January 2, 2024 and January 3, 2023, the current portion of the gift card liability, $2.2 million and $2.4 million, respectively, is included in accrued expenses and other current liabilities, and the long-term portion, $1.0 million and $0.7 million, respectively, is included in other long-term liabilities in the Consolidated Balance Sheets.
Revenue recognized in the Consolidated Statements of Operations for the redemption of gift cards was $2.8 million, $3.4 million and $3.2 million in 2023, 2022 and 2021, respectively. The Company recognized gift card breakage in restaurant revenue of approximately $0.3 million, $0.5 million and $0.3 million in 2023, 2022 and 2021, respectively.
Franchise Fees
Initial fees received from franchisees are recognized as revenue over the term of each respective franchise agreement, which is typically 20 years. The Company recognized revenue of $0.2 million, $0.1 million and $0.1 million in 2023, 2022 and 2021, respectively related to initial fees from franchisees that were included in the contract liability balance at the beginning of the year. The Company expects to recognize approximately $0.1 million each fiscal year through fiscal 2028 and approximately $0.8 million thereafter related to performance obligations that are unsatisfied as of January 2, 2024.
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. Deferred revenue related to the rewards was $0.9 million and $0.3 million as of January 2, 2024 and January 3, 2023, respectively, and was included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Noodles & Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Noodles & Company (the Company) as of January 2, 2024 and January 3, 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2024 and January 3, 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 2, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 7, 2024 expressed an unqualified opinion thereon.
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

Impairment of long-lived assets
Description of the Matter
As more fully described in Note 1 and Note 6 to the consolidated financial statements, during the year ended January 2, 2024, the Company recorded impairment charges of $3.0 million related to its restaurants. The Company evaluates its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. Management groups and evaluates long-lived assets for impairment at the lowest level for which cash flows are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. The Company estimates the future undiscounted cash flows expected to be generated by the assets and compares those estimates to the carrying value of the related assets. If the assets are determined to be impaired, they are written down to their fair values.

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
March 7, 2024

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2024 based on the criteria in “Internal Control - Integrated Framework (the 2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 2, 2024.

Attestation Report of the Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 2, 2024. This report follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Noodles & Company

Opinion on Internal Control Over Financial Reporting
We have audited Noodles & Company’s internal control over financial reporting as of January 2, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Noodles & Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 2, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 2, 2024 and January 3, 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2024, and the related notes and our report dated March 7, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Denver, Colorado
March 7, 2024

ITEM 9B.    Other Information

Director and Executive Officer Trading

During the quarter ended January 2, 2024, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

ITEM 9C.    Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct and Ethics that applies to our directors and a Code of Business Conduct and Ethics that applies to our officers and employees (collectively, the “Codes”), including our principal executive, financial and accounting officers, and persons performing similar functions. These Codes are published on our corporate governance website located at investor.noodles.com/corporate-governance.cfm. We intend to disclose certain future amendments to provisions of our Codes, or waivers of provisions of the Codes granted to executive officers and directors, on the website within four business days following the date of such amendment or waiver.

The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1 - Election of Directors,” “Delinquent Section 16(a) Report,” “Executive Officers,” “Board Committees—Policy Regarding Stockholder Recommendations” and “Board Committees—Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2024 (the “Proxy Statement”).

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

ITEM 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Proposal No. 3 - Ratification of Appointment of Independent Registered Public Accounting Firm for 2024” in the Proxy Statement.

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

3.The Index to Exhibits is incorporated herein by reference and is filed as part of this 10-K.

EXHIBITS

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	333-192402	November 19, 2013	3.1
3.2	Second Amended and Restated Bylaws	8-K	001-35987	August 24, 2015	3.1
4.1	Specimen Stock Certificate	S-1/A	333-188783	June 17, 2013	4.1
4.2	Certificate of Designations for Series A Convertible Preferred Stock	8-K	001-35987	February 9, 2017	4.1
4.3	Form of Warrant to Purchase Class A Common Stock	8-K	001-35987	February 9, 2017	4.2
4.4	Description of Securities	10-K	001-35987	February 26, 2021	4.4
10.1	Noodles & Company Amended and Restated 2010 Stock Incentive Plan	S-1/A	333-188783	June 17, 2013	10.1
10.2	Noodles & Company 2013 Employee Stock Purchase Plan	S-1/A	333-188783	June 17, 2013	10.2
10.3	Amended and Restated Credit Agreement dated July 27, 2022, by and among Noodles & Company, each of the Guarantors signatory thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Issuer and the lenders signatory thereto	8-K	001-35987	July 27, 2022	10.1
10.4	First Amendment to Amended and Restated Credit Agreement, dated as of December 21, 2023, by and among Noodles & Company, each of the Guarantors signatory thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Issuer and the lenders signatory thereto	8-K	001-35987	December 26, 2023	10.1
10.5	Security Agreement, dated May 9, 2018, by and between Noodles & Company and U.S. Bank National Association, as administrative agent	10-Q	001-35987	May 11, 2018	10.2
10.6	Pledge Agreement, dated May 9, 2018, by and between Noodles & Company and U.S. Bank National Association, as administrative agent	10-Q	001-35987	May 11, 2018	10.3
10.7	Form of Indemnification Agreement by and between Noodles & Company and each of its directors	S-1/A	333-188783	June 17, 2013	10.15
10.8	Form of Area Development Agreement	10-K	001-35987	February 24, 2015	10.9
10.9	Form of Franchise Agreement	10-K	001-35987	February 24, 2015	10.10
10.10*	Form of Stock Option Agreement (Nonqualified Stock Options)	10-Q	001-35987	November 9, 2017	10.7
10.11*	Form of Restricted Stock Unit Agreement	10-Q	001-35987	November 9, 2017	10.8
10.12*	Form of Restricted Stock Unit Agreement for Nonemployee Directors	10-Q	001-35987	November 9, 2017	10.9

10.13*	The Executive Nonqualified “Excess” Plan Adoption Agreement, adopted by Noodles & Company on May 16, 2013	S-1/A	333-188783	June 17, 2013	10.22
10.14*	Employment Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	8-K	001-35987	September 25, 2017	10.1
10.15	Letter Agreement, dated February 15, 2017, between Noodles & Company and Mill Road Capital Management LLC	8-K	001-35987	March 14, 2017	10.2
10.16	Securities Purchase Agreement, dated March 13, 2017, between Noodles & Company and Mill Road Capital Management LLC	8-K	001-35987	March 14, 2017	10.1
10.17*	Stock Option Agreement (Nonqualified Stock Options),dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.4
10.18*	Restricted Stock Unit Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.5
10.19*	Restricted Stock Unit Agreement, dated September 21, 2017, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	November 9, 2017	10.6
10.20*	Severance Agreement with Melissa Heidman, dated June 6, 2018	10-K	001-35987	March 15, 2019	10.32
10.21*	Amended and Restated Noodles & Company Compensation Plan for Non-Employee Directors, dated December 12, 2018	10-K	001-35987	March 15, 2019	10.34
10.22*	Compensation Plan for Non-Employee Directors Amended and Restated September 19, 2019	10-Q	001-35987	June 17, 2020	10.2
10.23*	Offer Letter, dated December 4, 2019, between Noodles & Company and Stacey Pool	10-K	001-35987	February 26, 2020	10.34
10.24*	Form of 2020 Performance Restricted Stock Unit Agreement	10-K	001-35987	February 26, 2020	10.35
10.25*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Dave Boennighausen	10-Q	001-35987	October 29, 2020	10.1
10.26*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Brad West	10-Q	001-35987	October 29, 2020	10.2
10.27*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Stacey Pool	10-Q	001-35987	October 29, 2020	10.3
10.28*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Melissa Heidman	10-Q	001-35987	October 29, 2020	10.4
10.29*	Form of 2021 Performance Restricted Stock Unit Agreement	10-Q	001-35987	April 30, 2021	10.1
10.30*	Employment Agreement, dated August 2, 2021, between Noodles & Company and Kathy Lockhart	10-Q	001-35987	August 4, 2021	10.1
10.31*	Employment Agreement, dated August 2, 2021, between Noodles & Company and Sue Petersen	10-Q	001-35987	August 4, 2021	10.2

10.32*	Employment Agreement, dated July 30, 2021, between Noodles & Company and Corey Kline	10-Q	001-35987	August 4, 2021	10.3
10.33*	Form of 2019 Performance Restricted Stock Unit Agreement	10-K	001-35987	February 24, 2022	10.40
10.34*	Form of 2022 Performance Restricted Stock Unit Agreement	10-Q	001-35987	April 28, 2022	10.1
10.35*	Form of Restricted Stock Unit Agreement for General Manager Equity Partner Plan	10-Q	001-35987	November 4, 2022	10.1
10.36*	Form of 2023 Restricted Stock Unit Agreement	10-Q	001-35987	May 11, 2023	10.1
10.37*	Form of 2023 Performance Restricted Stock Unit Agreement	10-Q	001-35987	May 11, 2023	10.2
10.38*	Form of 2023 Restricted Stock Unit Agreement For General Manager Equity Partner Plan	10-Q	001-35987	May 11, 2023	10.3
10.39*	Compensation Plan for Non-employee Directors, Amended and Restated May 15, 2023	10-Q	001-35987	August 10, 2023	10.1
10.40*	Noodles & Company 2023 Stock Incentive Plan	S-8	333-272120	May 22, 2023	99.1
10.41*	Mike Hynes Employment Agreement	8-K	001-35987	June 26, 2023	10.1
10.42*	Mike Hynes Offer Letter	8-K	001-35987	June 26, 2023	10.2
10.43*	Drew Madsen Offer Letter	8-K	001-35987	November 13, 2023	10.1
10.44*	Restricted Stock Unit Agreement, dated November 9, 2023, between Noodles & Company and Drew Madsen	8-K	001-35987	November 13, 2023	10.2
21.1	List of Subsidiaries of Noodles & Company					X
23.1	Consent of Ernst & Young LLP					X
24.1	Power of Attorney (included on signature page of this report)					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Noodles & Company Dodd-Frank Clawback Policy					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
_____________
* Management contract or compensatory plan or arrangement.

ITEM 16.    Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2024.

NOODLES & COMPANY

By: /s/ DREW MADSEN
Drew Madsen
Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Melissa M. Heidman as such person’s true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DREW MADSEN
Drew Madsen	Director, Chief Executive Officer (principal executive officer)	March 8, 2024
/s/ MIKE HYNES
Mike Hynes	Chief Financial Officer (principal financial officer)	March 8, 2024
/s/ KATHY LOCKHART
Kathy Lockhart	Chief Accounting Officer (principal accounting officer)	March 8, 2024
/s/ JEFFREY JONES
Jeffrey Jones	Chairman	March 8, 2024
/s/ ROBERT HARTNETT
Robert Hartnett	Director	March 8, 2024
/s/ MARY EGAN
Mary Egan	Director	March 8, 2024
/s/ THOMAS LYNCH
Thomas Lynch	Director	March 8, 2024
/s/ ELISA SCHREIBER
Elisa Schreiber	Director	March 8, 2024
/s/ SHAWN TAYLOR
Shawn Taylor	Director	March 8, 2024