Form 10-Q
period 2024-04-02
NOODLES & Co
filed 2024-05-09
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2024
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2024
Class A Common Stock, $0.01 par value per share	45,346,349 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	April 2, 2024	January 2, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,334	$3,013
Accounts receivable	4,332	5,144
Inventories	10,191	10,251
Prepaid expenses and other assets	6,021	3,879
Income tax receivable	362	337
Total current assets	22,240	22,624
Property and equipment, net	151,322	152,176
Operating lease assets, net	177,275	183,857
Goodwill	7,154	7,154
Intangibles, net	525	538
Other assets, net	1,861	1,746
Total long-term assets	338,137	345,471
Total assets	$360,377	$368,095
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,575	$16,691
Accrued payroll and benefits	11,426	7,769
Accrued expenses and other current liabilities	12,932	12,950
Current operating lease liabilities	30,580	30,104
Total current liabilities	72,513	67,514
Long-term debt, net	81,176	80,218
Long-term operating lease liabilities, net	178,545	186,285
Deferred tax liabilities, net	320	255
Other long-term liabilities	5,919	6,663
Total liabilities	338,473	340,935

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of April 2, 2024 and January 2, 2024; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of April 2, 2024 and January 2, 2024; 47,770,220 issued and 45,346,349 outstanding as of April 2, 2024 and 47,413,585 issued and 44,989,714 outstanding as of January 2, 2024	478	474
Treasury stock, at cost, 2,423,871 shares as of April 2, 2024 and January 2, 2024	(35,000)	(35,000)
Additional paid-in capital	210,810	209,930
Accumulated deficit	(154,384)	(148,244)
Total stockholders’ equity	21,904	27,160
Total liabilities and stockholders’ equity	$360,377	$368,095
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended
	April 2, 2024	April 4, 2023
Revenue:
Restaurant revenue	$119,003	$123,227
Franchising royalties and fees, and other	2,392	2,850
Total revenue	121,395	126,077
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	29,701	31,025
Labor	38,417	39,830
Occupancy	11,829	11,486
Other restaurant operating costs	23,464	24,011
General and administrative	13,044	13,641
Depreciation and amortization	7,370	6,250
Pre-opening	437	492
Restaurant impairments, closure costs and asset disposals	1,229	1,569
Total costs and expenses	125,491	128,304
Loss from operations	(4,096)	(2,227)
Interest expense, net	1,979	961
Loss before taxes	(6,075)	(3,188)
Provision for (benefit from) income taxes	65	(73)
Net loss	$(6,140)	$(3,115)
Loss per Class A and Class B common stock, combined
Basic	$(0.14)	$(0.07)
Diluted	$(0.14)	$(0.07)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	45,079,355	46,115,506
Diluted	45,079,355	46,115,506
See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—January 2, 2024	47,413,585	$474	2,423,871	$(35,000)	$209,930	$(148,244)	$27,160
Stock plan transactions and other	356,635	4	—	—	(265)	—	(261)
Stock-based compensation expense	—	—	—	—	1,145	—	1,145
Net loss	—	—	—	—	—	(6,140)	(6,140)
Balance—April 2, 2024	47,770,220	$478	2,423,871	$(35,000)	$210,810	$(154,384)	$21,904

Balance—January 3, 2023	48,464,298	$485	2,423,871	$(35,000)	$211,267	$(138,388)	$38,364
Stock plan transactions and other	317,403	3	—	—	(644)	—	(641)
Stock-based compensation expense	—	—	—	—	1,323	—	1,323
Net loss	—	—	—	—	—	(3,115)	(3,115)
Balance—April 4, 2023	48,781,701	$488	2,423,871	$(35,000)	$211,946	$(141,503)	$35,931
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Fiscal Quarter Ended
	April 2, 2024	April 4, 2023
Operating activities
Net loss	$(6,140)	$(3,115)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,370	6,250
Deferred income taxes	65	(73)
Restaurant impairments, closure costs and asset disposals	363	398
Amortization of debt issuance costs	138	90
Stock-based compensation	1,123	1,302
Changes in operating assets and liabilities:
Accounts receivable	812	1,606
Inventories	(159)	77
Prepaid expenses and other assets	(703)	(749)
Accounts payable	1,149	(996)
Income taxes	(25)	(10)
Operating lease assets and liabilities	(276)	(640)
Accrued expenses and other liabilities	3,288	3,082
Net cash provided by operating activities	7,005	7,222
Investing activities
Purchases of property and equipment	(8,647)	(10,436)
Net cash used in investing activities	(8,647)	(10,436)
Financing activities
Net (payments) borrowings from swing line loan	(3,180)	575
Proceeds from borrowings on long-term debt	4,000	4,500
Payments on finance leases	(596)	(679)
Stock plan transactions and tax withholding on share-based compensation awards	(261)	(641)
Net cash (used in) provided by financing activities	(37)	3,755
Net (decrease) increase in cash and cash equivalents	(1,679)	541
Cash and cash equivalents
Beginning of period	3,013	1,523
End of period	$1,334	$2,064
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of April 2, 2024, the Company had 469 restaurants system-wide in 31 states, comprised of 380 company-owned restaurants and 89 franchise restaurants. The Company operates its business as one operating and reportable segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of January 2, 2024 was derived from audited financial statements. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2024.

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2024, which ends on December 31, 2024, and fiscal year 2023, which ended on January 2, 2024, each contain 52 weeks. The Company’s fiscal quarter that ended April 2, 2024 is referred to as the first quarter of 2024, and the fiscal quarter ended April 4, 2023 is referred to as the first quarter of 2023.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company does not expect this to have a significant impact on its consolidated financial statements or related disclosures.

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

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	April 2, 2024	January 2, 2024
Delivery program receivables	$1,825	$1,869
Vendor rebate receivables	712	779
Franchise receivables	1,010	1,043
Other receivables	785	1,453
Accounts receivable	$4,332	$5,144

Prepaid expenses and other assets consist of the following (in thousands):

	April 2, 2024	January 2, 2024
Prepaid insurance	$522	$928
Prepaid occupancy related costs	794	800
Assets held for sale	1,577	—
Prepaid expenses	3,104	2,127
Other current assets	24	24
Prepaid expenses and other assets	$6,021	$3,879

Property and equipment, net, consists of the following (in thousands):

	April 2, 2024	January 2, 2024
Leasehold improvements	$229,565	$232,060
Furniture, fixtures and equipment	176,478	176,872
Construction in progress	8,980	6,426
	415,023	415,358
Accumulated depreciation and amortization	(263,701)	(263,182)
Property and equipment, net	$151,322	$152,176

Accrued payroll and benefits consist of the following (in thousands):

	April 2, 2024	January 2, 2024
Accrued payroll and related liabilities	$8,416	$5,205
Accrued bonus	1,210	698
Insurance liabilities	1,800	1,866
Accrued payroll and benefits	$11,426	$7,769

Accrued expenses and other current liabilities consist of the following (in thousands):

	April 2, 2024	January 2, 2024
Gift card liability	$2,067	$2,222
Occupancy related	1,179	1,066
Utilities	1,271	1,311
Current portion of finance lease liability	2,142	2,337
Other restaurant expense accruals	1,943	1,466
Other corporate expense accruals	4,330	4,548
Accrued expenses and other current liabilities	$12,932	$12,950

Assets Held for Sale
In April 2024, the Company entered into a definitive agreement to sell six restaurants to a new franchisee (“DND Noodles, Inc.”). The assets associated with the sale have been recorded in “Prepaid expenses and other assets” on the Condense Consolidated Balance Sheets as of April 2, 2024. Based on the sales price, there was no write down of assets related to this transaction during the quarter ended April 2, 2024 and a gain on sale will be recorded in the second quarter of 2024. The following table presents the carrying amounts of the major classes of assets classified as held for sale (in thousands):

April 2, 2024
Assets
Current assets, total	$1,534
Operating lease assets	43
Current assets held for sale	$1,577

3. Long-Term Debt

On July 27, 2022, the Company entered into the Amended and Restated Credit Agreement (as further amended, restated, extended, supplemented, modified and otherwise in effect from time to time, the “A&R Credit Agreement”), with each other Loan Party (as defined in the A&R Credit Agreement) party thereto, each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Lender (each as defined in the A&R Credit Agreement). The A&R Credit Agreement matures on July 27, 2027. Among other things, the A&R Credit Agreement: (i) increased the credit facility from $100.0 million to $125.0 million; (ii) eliminated the term loan and principal amortization components of the credit facility; (iii) removed the Company’s capital expenditure covenant; (iv) enhanced flexibility for certain covenants and restrictions; and (v) lowered the spread of the Company’s cost of borrowing and transitioned from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio. In connection with the entry into the A&R Credit Agreement, the Company wrote off a portion of the unamortized debt issuance costs related to the Credit Agreement in the amount of $0.3 million in 2022. The A&R Credit Agreement is secured by a pledge of stock of substantially all of the Company’s subsidiaries and a lien on substantially all of the personal property assets of the Company and its subsidiaries.

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
As of April 2, 2024, the Company had $83.0 million of indebtedness (excluding $1.8 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the A&R Credit Agreement. As of April 2, 2024, the Company had cash on hand of $1.3 million.
The Company’s revolver, which had a balance of $81.4 million as of April 2, 2024, bore interest at rates between 8.42% and 10.50% during the first quarter of 2024. The Company’s swingline, which had a balance of $1.6 million as of April 2, 2024, bore interest at 10.50% in the first quarter of 2024.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of April 2, 2024.

4. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate their fair values due to their short-term nature. The carrying amounts of borrowings approximate fair value as the line of credit, swingline and borrowings vary with market interest rates and negotiated terms and conditions are consistent with current market rates. The fair value of the Company’s line of credit and borrowings are measured using Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value in the condensed consolidated financial statements on a non-recurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill and other intangible assets. These assets are measured at fair value if determined to be impaired.

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of April 2, 2024 and April 4, 2023 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended
	April 2, 2024	April 4, 2023
Provision for (benefit from) income taxes	$65	$(73)
Effective tax rate	(1.1)%	2.3%

The effective tax rate for the first quarter of 2024 and 2023, respectively, reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2024, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

6. Stock-Based Compensation

In May of 2023, the Company’s Board of Directors adopted the 2023 Stock Incentive Plan, which was approved at the annual meeting of stockholders on May 16, 2023 (the “2023 Plan”). The 2023 Plan authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units and incentive bonuses to employees, officers, non-employee directors and other service providers, as applicable. The Company’s 2013 Stock Incentive Plan, as amended and restated in May of 2013 was terminated. As of April 2, 2024, approximately 3.1 million share-based awards were available to be granted under the 2023 Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended
	April 2, 2024	April 4, 2023
Stock-based compensation expense	$1,186	$1,391
Capitalized stock-based compensation expense	$22	$22

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended
	April 2, 2024	April 4, 2023
Restaurant impairments (1)	$171	$86
Closure costs (1)	(156)	558
Loss on disposal of assets and other	1,214	925
	$1,229	$1,569
_____________________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. Closure costs in the first quarter of 2024 include the impact of lease remeasurements related to held for sale accounting for the six Oregon restaurants sold to a franchisee in April of 2024.

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

There were no impairment charges for fixed assets in the first quarters of 2024 and 2023. In the first quarter of 2024, the Company wrote down lease related assets for one restaurant. All periods include ongoing equipment costs for restaurants previously impaired.

The Company closed two restaurants during both the first quarters of 2024 and 2023. Both periods included ongoing expenses from restaurant closures in prior years. These closure costs were offset by gains from lease remeasurement of $0.4 million in the first quarter of 2024 and $0.3 million in the first quarter of 2023.

Both periods include asset disposals in the normal course of business and sublease expense related to leases for which the Company remains obligated in connection with the divestiture of company-owned restaurants in previous years.

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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended
	April 2, 2024	April 4, 2023
Net loss	$(6,140)	$(3,115)
Shares:
Basic weighted average shares outstanding	45,079,355	46,115,506
Effect of dilutive securities	—	—
Diluted weighted average shares outstanding	45,079,355	46,115,506
Loss per share:
Basic loss per share	$(0.14)	$(0.07)
Diluted loss per share	$(0.14)	$(0.07)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted loss per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards that were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive totaled 3,317,111 and 3,100,963 for the first quarters of 2024 and 2023, respectively.

9. Leases
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		April 2, 2024	January 2, 2024
Assets
Operating	Operating lease assets, net	$177,275	$183,857
Finance	Property and equipment	2,930	3,440
Total leased assets		$180,205	$187,297
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$30,580	$30,104
Finance	Accrued expenses and other current liabilities	2,142	2,337
Long-term lease liabilities
Operating	Long-term operating lease liabilities	178,545	186,285
Finance	Other long-term liabilities	1,118	1,469
Total lease liabilities		$212,385	$220,195

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.7 million and $0.8 million for the first quarters of 2024 and 2023, respectively.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended
	April 2, 2024	April 4, 2023
Cash paid for lease liabilities:
Operating leases	$10,996	$10,522
Finance leases	652	764
	$11,648	$11,286
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,410	$7,015
Finance leases	74	142
	$2,484	$7,157

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the first quarter ended April 2, 2024 and April 4, 2023 (in thousands):

	April 2, 2024	April 4, 2023
Interest paid (net of amounts capitalized)	$1,773	$738
Income taxes paid	25	10
Purchases of property and equipment accrued in accounts payable	4,595	6,873

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

As of April 2, 2024 and January 2, 2024, the current portion of the gift card liability, $2.1 million and $2.2 million, respectively, was included in accrued expenses and other current liabilities, and the long-term portion amounting to $0.8 million and $1.0 million, respectively, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $0.9 million and $1.0 million for the first quarters of 2024 and 2023, respectively.

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
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed based upon the Company’s historical redemption patterns. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of April 2, 2024 and January 2, 2024, the deferred revenue related to the rewards was $0.8 million and $0.9 million, respectively and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
12. Commitments and Contingencies

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of April 2, 2024. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

NOODLES & COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as “we,” “us,” “our” and the “Company” in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended January 2, 2024. We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal years 2024 and 2023 contain 52 weeks.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding expectations with respect to unit growth and planned restaurant openings and projected capital expenditures. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, our ability to sustain our overall growth, including, our digital sales growth; our ability to open new restaurants on schedule and cause those newly opened restaurants to be successful; our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including new restaurant initiatives and operational strategies to improve the performance of our restaurant portfolio; the success of our marketing efforts, including our ability to introduce new products; current economic conditions including any impact from inflation, an economic recession or a continued elevated interest rate environment; price and availability of commodities and other supply chain challenges; our ability to adequately staff our restaurants; changes in labor costs; other conditions beyond our control such as global conflicts, wars, terrorist activity, weather, natural disasters, disease outbreaks, epidemics or pandemics impacting our customer or food supplies; and consumer reaction to industry related public health issues and health pandemics, including perceptions of food safety and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended January 2, 2024.

Recent Trends, Risks and Uncertainties

Revenue. During 2023 and the first quarter of 2024, we saw a decline in restaurant level traffic, and correspondingly in total revenue, that we believe was at least partially due to consumer response to our past price increases. We have taken actions to address this response including moderating the level of price increases and other initiatives, but there is no guarantee these actions will ultimately be successful.

Cost of Sales. In recent years, we incurred incremental costs of sales driven by volatility in the commodity and food ingredients markets, particularly with our chicken products, in addition to an increase in packaging costs and distribution. However, in 2023, the commodity markets underlying our cost of food improved substantially, particularly related to the price of chicken. Throughout these periods of volatility, we have continued to work with our suppliers for ongoing supply chain efficiencies, including managing food waste and adding additional suppliers as necessary.

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

Restaurant Development. In the first quarter of 2024, we opened two new company-owned restaurants. As of April 2, 2024, we had 380 company-owned restaurants and 89 franchise restaurants in 31 states. In 2024, we plan to open 10-12 new company-owned restaurants which is a reduced number of openings relative to recent years and could be reduced further in 2025 as we focus on improvements to our operating model and reducing the cost of new store development.

Certain Restaurant Closures. We permanently closed two company-owned restaurants in the first quarter of 2024. We had two franchise restaurants close in the first quarter of 2024. We may from time to time permanently close certain restaurants, including permanent closures at, or near, the expiration of the leases for these restaurants.

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

Comparable Restaurant Sales

Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded. Changes in comparable restaurant sales are generated by changes in traffic, which we calculate as the number of entrées sold, and changes in per-person spend, calculated as sales divided by traffic. Per-person spend can be influenced by changes in menu prices and the mix and number of items sold per person. Restaurants that were temporarily closed or operating at reduced hours remained in comparable restaurant sales.

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

•marketing and promotional efforts;

•weather patterns;

•food safety and foodborne illness concerns;

•the impact of health pandemics;

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

Average Unit Volumes

AUVs consist of the average annualized sales of all company-owned restaurants for a given time period. AUVs are calculated by dividing restaurant revenue by the number of operating days within each time period and multiplying by the number of operating days we have in a typical year. Based on this calculation, temporarily closed restaurants are excluded from the definition of AUV, however, restaurants with temporarily reduced operating hours are included. This measurement allows management to assess changes in consumer traffic and per person spending patterns at our restaurants. In addition to the factors that impact comparable restaurant sales, AUVs can be further impacted by effective real estate site selection and maturity and trends within new markets.

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

EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss) before interest expense, net, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, restaurant impairments, loss on disposal of assets, net lease exit costs (benefits), loss on sale of restaurants, severance and executive transition costs and stock-based compensation.

We believe that EBITDA and adjusted EBITDA provide clear pictures of our operating results by eliminating certain non-recurring and non-cash expenses that may vary widely from period to period and are not reflective of the underlying business performance.

The presentation of restaurant contribution, restaurant contribution margin, EBITDA and adjusted EBITDA, which may not be comparable to similarly titled financial measures used by other companies, is not intended to be considered in isolation or as a substitute for, or to be superior to, the financial information prepared and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We use these non-GAAP financial measures for financial and operational decision making and as a means to evaluate period-to-period comparisons. We believe that they provide useful information to management and investors about operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by management in its financial and operational decision making.

Results of Operations

The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended(1)
	April 2, 2024	April 4, 2023
	(in thousands, unaudited)
Net loss	$(6,140)	$(3,115)
Depreciation and amortization	7,370	6,250
Interest expense, net	1,979	961
Provision for (benefit from) income taxes	65	(73)
EBITDA	$3,274	$4,023
Restaurant impairments(2)	171	86
Loss on disposal of assets	726	378
Lease exit (benefits) costs, net	(331)	303
Severance and executive transition costs	473	—
Stock-based compensation expense	1,186	1,391
Adjusted EBITDA	$5,499	$6,181
_____________________
(1)Amounts for the fiscal quarter ended April 4, 2023 include modifications to the adjusted EBITDA calculation to remove adjustments for non-cash rent expense related to sub-leases, certain costs associated with closed restaurants and costs related to corporate matters to conform to the current year presentation.
(2)Restaurant impairments in all periods presented above include amounts related to restaurants previously impaired. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

The following table presents a reconciliation of loss from operations to restaurant contribution:

	Fiscal Quarter Ended
	April 2, 2024	April 4, 2023
Loss from operations	$(4,096)	$(2,227)
Less: Franchising royalties and fees, and other	2,392	2,850
Plus: General and administrative	13,044	13,641
Depreciation and amortization	7,370	6,250
Pre-opening	437	492
Restaurant impairments, closure costs and asset disposals	1,229	1,569
Restaurant contribution	$15,592	$16,875

Restaurant contribution margin	13.1%	13.7%

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended
	April 2, 2024	April 4, 2023
Company-Owned Restaurant Activity
Beginning of period	380	368
Openings	2	3
Closures	(2)	(2)
Restaurants at end of period	380	369
Franchise Restaurant Activity
Beginning of period	90	93
Openings	1	—
Closures	(2)	(1)
Restaurants at end of period	89	92
Total restaurants	469	461

Statement of Operations as a Percentage of Revenue

The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended
	April 2, 2024	April 4, 2023
	(unaudited)
Revenue:
Restaurant revenue	98.0%	97.7%
Franchising royalties and fees, and other	2.0%	2.3%
Total revenue	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.0%	25.2%
Labor	32.3%	32.3%
Occupancy	9.9%	9.3%
Other restaurant operating costs	19.7%	19.5%
General and administrative	10.7%	10.8%
Depreciation and amortization	6.1%	5.0%
Pre-opening	0.4%	0.4%
Restaurant impairments, closure costs and asset disposals	1.0%	1.2%
Total costs and expenses	103.4%	101.8%
Loss from operations	(3.4)%	(1.8)%
Interest expense, net	1.6%	0.8%
Loss before taxes	(5.0)%	(2.5)%
Provision for (benefit from) income taxes	0.1%	—%
Net loss	(5.1)%	(2.5)%

First Quarter Ended April 2, 2024 Compared to First Quarter Ended April 4, 2023

The table below presents our unaudited operating results for the first quarters of 2024 and 2023, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	April 2, 2024	April 4, 2023	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$119,003	$123,227	$(4,224)	(3.4)%
Franchising royalties and fees, and other	2,392	2,850	(458)	(16.1)%
Total revenue	121,395	126,077	(4,682)	(3.7)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	29,701	31,025	(1,324)	(4.3)%
Labor	38,417	39,830	(1,413)	(3.5)%
Occupancy	11,829	11,486	343	3.0%
Other restaurant operating costs	23,464	24,011	(547)	(2.3)%
General and administrative	13,044	13,641	(597)	(4.4)%
Depreciation and amortization	7,370	6,250	1,120	17.9%
Pre-opening	437	492	(55)	(11.2)%
Restaurant impairments, closure costs and asset disposals	1,229	1,569	(340)	(21.7)%
Total costs and expenses	125,491	128,304	(2,813)	(2.2)%
Loss from operations	(4,096)	(2,227)	(1,869)	83.9%
Interest expense, net	1,979	961	1,018	105.9%
Loss before taxes	(6,075)	(3,188)	(2,887)	90.6%
Provision for (benefit from) income taxes	65	(73)	138	(189.0)%
Net loss	$(6,140)	$(3,115)	$(3,025)	97.1%
Company-owned:
Average unit volume	$1,253	$1,343	$(90)	(6.7)%
Comparable restaurant sales	(5.7)%	6.9%

Revenue

Total revenue decreased $4.7 million in the first quarter of 2024, or 3.7%, to $121.4 million, compared to $126.1 million in the first quarter of 2023. This decrease was primarily due to a decline in comparable restaurant sales due to lower guest traffic, partially offset by growth in new restaurant openings. System-wide comparable restaurant sales decreased 5.4% in the first quarter of 2024 compared to the same period of 2023, comprised of a 5.7% decrease at company-owned restaurants and a 4.5% decrease at franchise-owned restaurants.

Cost of Sales

Cost of sales decreased by $1.3 million, or 4.3%, in the first quarter of 2024 compared to the same period of 2023, primarily due to the decrease in commodity costs and restaurant revenue. As a percentage of restaurant revenue, cost of sales decreased to 25.0% in the first quarter of 2024 compared to 25.2% in first quarter of 2023 primarily due to menu price leverage.

Labor Costs

Labor costs decreased by $1.4 million, or 3.5%, in the first quarter of 2024 compared to the same period of 2023, due primarily to lower restaurant revenue. As a percentage of restaurant revenue, labor cost was flat at 32.3% in the first quarter of 2024 compared to the first quarter of 2023 due to labor efficiency and lower benefits costs, offset by wage inflation and the impact of sales deleverage.

Occupancy Costs

Occupancy costs increased by $0.3 million, or 3.0%, in the first quarter of 2024 compared to the first quarter of 2023, primarily due to new restaurants opened since the first quarter of 2023. As a percentage of revenue, occupancy costs increased to 9.9% in the first quarter of 2024, compared to 9.3% in the first quarter of 2023 due primarily to a decrease in restaurant revenue.

Other Restaurant Operating Costs

Other restaurant operating costs decreased by $0.5 million, or 2.3%, in the first quarter of 2024 compared to the first quarter of 2023. As a percentage of restaurant revenue, other restaurant operating costs increased to 19.7% in the first quarter of 2024 compared to 19.5% in the first quarter of 2023 primarily due to a decrease in restaurant revenue and an increase in third-party delivery fees.

General and Administrative Expense

General and administrative expense decreased by $0.6 million, or 4.4%, in the first quarter of 2024 compared to the first quarter of 2023, due primarily to a decrease in employee related costs, including incentive-related costs, partially offset by an increase in marketing spend. As a percentage of revenue, general and administrative expense decreased to 10.7% in the first quarter of 2024 from 10.8% in the first quarter of 2023.

Depreciation and Amortization

Depreciation and amortization increased by $1.1 million, or 17.9%, in the first quarter of 2024 compared to the first quarter of 2023, due primarily to new asset additions for restaurants opened, partially offset by restaurant closures since the first quarter of 2023.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals decreased $0.3 million in the first quarter of 2024 compared to the first quarter of 2023 due primarily to a decrease in write downs of lease related assets. No restaurants were impaired in the first quarter of 2024 or 2023.

Interest Expense, Net

Interest expense, net increased $1.0 million in the first quarter of 2024 compared to the first quarter of 2023, due primarily to higher interest rates in the first quarter of 2024 as compared to the first quarter of 2023.

Provision for Income Taxes

The effective tax rate for the first quarter of 2024 and for the first quarter of 2023 reflect the impact of the previously recorded valuation allowance. For the remainder of fiscal 2024, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

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

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Fiscal Quarter Ended
	April 2, 2024	April 4, 2023
Net cash provided by operating activities	$7,005	$7,222
Net cash used in investing activities	(8,647)	(10,436)
Net cash (used in) provided by financing activities	(37)	3,755
Net (decrease) increase in cash and cash equivalents	$(1,679)	$541

Operating Activities

Net cash provided by operating activities was $7.0 million in the first quarter of 2024 compared to net cash provided by operating activities of $7.2 million in the first quarter of 2023. The slight decrease in operating cash flow resulted primarily from lower cash flows from an increased net loss adjusted for non-cash items, offset by changes in working capital.

Investing Activities

Net cash used in investing activities decreased $1.8 million to $8.6 million in the first quarter of 2024 from $10.4 million in the first quarter of 2023. This decrease was primarily due to decreased spend for new restaurants and restaurant technology.

Financing Activities

Net cash used in financing activities was $37,000 in the first quarter of 2024, compared to net cash provided of $3.8 million in the first quarter of 2023. The decrease from the first quarter of 2023 was largely due to a reduction in net borrowings to fund capital spending.

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

We estimate capital expenditures will be approximately $28.0 million to $32.0 million for fiscal year 2024, including $19.0 million to $23.0 million for the remainder of the year, primarily for the opening of company-owned restaurants before any reductions for landlord reimbursements, reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by currently available cash and cash equivalents, cash flows from operations and if necessary, undrawn capacity under our revolving credit line.

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

Liquidity. As of April 2, 2024, we had a cash balance of $1.3 million compared to $3.0 million as of January 2, 2024. The amount available for future borrowings under our A&R Credit Agreement (defined below) was $39.0 million as of April 2,

2024. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and available borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs, new restaurant openings, and capital improvements and maintenance of existing restaurants for at least the next twelve months.

Credit Facility

On July 27, 2022, we entered into the Amended and Restated Credit Agreement as further amended, restated, extended, supplemented, modified and otherwise in effect from time to time, the (“A&R Credit Agreement”), with each other Loan Party (as defined in the A&R Credit Agreement) party thereto, each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Lender (each as defined in the A&R Credit Agreement). The A&R Credit Agreement matures on July 27, 2027. Among other things, the A&R Credit Agreement: (i) increased the credit facility from $100.0 million to $125.0 million; (ii) eliminated the term loan and principal amortization components of the credit facility; (iii) removed the capital expenditure covenant; (iv) enhanced flexibility for certain covenants and restrictions; and (v) lowered the spread of our cost of borrowing and transitioned from LIBOR to SOFR plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio. The A&R Credit Agreement is secured by a pledge of stock of substantially all of our subsidiaries and a lien on substantially all of our and our subsidiaries’ personal property assets.

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
As of April 2, 2024, we had $83.0 million of indebtedness (excluding $1.8 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under our A&R Credit Agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of April 2, 2024.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended January 2, 2024. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended January 2, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on outstanding debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of April 2, 2024, we had $83.0 million of outstanding borrowings under our A&R Credit Agreement, with an average interest rate during the first quarter of 2024 of 8.85%, compared to 4.09% during the first quarter of 2023, driven by an increase in market base rates. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.8 million on an annualized basis.

Commodity Price Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors that are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. We use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we may be able to address material commodity cost increases by adjusting our menu pricing, but multiple price increases over a short period of time may negatively affect customer behavior, as we observed in 2023. In 2023, the commodity markets underlying our cost of food began to improve materially, particularly regarding to the price of chicken. However, increases in commodity prices, without adjustments to our menu prices, have and could continue to increase restaurant operating costs as a percentage of restaurant revenue.

Inflation

The primary inflationary factors affecting our operations are food costs, labor costs, energy costs and materials and labor used in the construction of new restaurants. Additionally, many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. During the first quarter of 2024, the degree of inflation moderated compared to 2023 although total inflation remains above historical averages. We anticipate inflation may continue to affect our results in the near future.

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 2, 2024, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended January 2, 2024. There have been no material changes to our Risk Factors as previously reported in our Annual Report on Form 10-K for our fiscal year ended January 2, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Executive Officer Trading

During the quarter ended April 2, 2024, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1*	Form of 2024 Restricted Stock Unit Agreement For General Manager Equity Partner Plan
10.2*	Madsen Employment Agreement (filed as Exhibit 10.1 with the Registrant’s 8-K filed on March 7, 2024, File No. 001-35987)
10.3*
Stock Option Agreement (Nonqualified Stock Options), dated March 6, 2024, between Noodles & Company and Drew Madsen (filed as Exhibit 10.2 with the Registrant’s 8-K filed on March 7, 2024, File No. 001-35987)

10.4*	Restricted Stock Unit Agreement, dated March 6, 2024, between Noodles & Company and Drew Madsen (filed as Exhibit 10.3 with the Registrant’s 8-K filed on March 7, 2024, File No. 001-35987)
10.5*	Performance Stock Unit Agreement, dated March 6, 2024, between Noodles & Company and Drew Madsen (filed as Exhibit 10.4 with the Registrant’s 8-K filed on March 7, 2024, File No. 001-35987)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ MIKE HYNES
Mike Hynes Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	May 9, 2024