Form 10-Q
period 2024-07-02
NOODLES & Co
filed 2024-08-08
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2024
or
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2024
Class A Common Stock, $0.01 par value per share	45,636,789 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	July 2, 2024	January 2, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,806	$3,013
Accounts receivable	3,956	5,144
Inventories	10,421	10,251
Prepaid expenses and other assets	5,944	3,879
Income tax receivable	362	337
Total current assets	22,489	22,624
Property and equipment, net	139,985	152,176
Operating lease assets, net	174,362	183,857
Goodwill	7,154	7,154
Intangibles, net	515	538
Other assets, net	1,788	1,746
Total long-term assets	323,804	345,471
Total assets	$346,293	$368,095
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,900	$16,691
Accrued payroll and benefits	8,194	7,769
Accrued expenses and other current liabilities	13,844	12,950
Current operating lease liabilities	31,390	30,104
Total current liabilities	71,328	67,514
Long-term debt, net	84,780	80,218
Long-term operating lease liabilities, net	174,626	186,285
Deferred tax liabilities, net	430	255
Other long-term liabilities	5,486	6,663
Total liabilities	336,650	340,935

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of July 2, 2024 and January 2, 2024; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of July 2, 2024 and January 2, 2024; 48,047,131 issued and 45,623,260 outstanding as of July 2, 2024 and 47,413,585 issued and 44,989,714 outstanding as of January 2, 2024	480	474
Treasury stock, at cost, 2,423,871 shares as of July 2, 2024 and January 2, 2024	(35,000)	(35,000)
Additional paid-in capital	212,172	209,930
Accumulated deficit	(168,009)	(148,244)
Total stockholders’ equity	9,643	27,160
Total liabilities and stockholders’ equity	$346,293	$368,095
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
Revenue:
Restaurant revenue	$124,732	$122,394	$243,734	$245,621
Franchising royalties and fees, and other	2,620	2,760	5,012	5,610
Total revenue	127,352	125,154	248,746	251,231
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,858	30,700	60,558	61,725
Labor	38,951	39,657	77,368	79,487
Occupancy	11,613	11,365	23,442	22,851
Other restaurant operating costs	23,925	22,594	47,389	46,605
General and administrative	13,568	12,463	26,611	26,104
Depreciation and amortization	7,367	6,437	14,737	12,687
Pre-opening	531	609	969	1,101
Restaurant impairments, closure costs and asset disposals	12,057	1,609	13,286	3,178
Total costs and expenses	138,870	125,434	264,360	253,738
Loss from operations	(11,518)	(280)	(15,614)	(2,507)
Interest expense, net	1,997	1,054	3,976	2,015
Loss before taxes	(13,515)	(1,334)	(19,590)	(4,522)
Provision for (benefit from) income taxes	110	(30)	175	(103)
Net loss	$(13,625)	$(1,304)	$(19,765)	$(4,419)
Loss per Class A and Class B common stock, combined
Basic	$(0.30)	$(0.03)	$(0.44)	$(0.10)
Diluted	$(0.30)	$(0.03)	$(0.44)	$(0.10)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	45,450,949	46,363,208	45,265,152	46,239,357
Diluted	45,450,949	46,363,208	45,265,152	46,239,357
See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—April 2, 2024	47,770,220	$478	2,423,871	$(35,000)	$210,810	$(154,384)	$21,904
Stock plan transactions and other	276,911	2	—	—	8	—	10
Stock-based compensation expense	—	—	—	—	1,354	—	1,354
Net loss	—	—	—	—	—	(13,625)	(13,625)
Balance—July 2, 2024	48,047,131	$480	2,423,871	$(35,000)	$212,172	$(168,009)	$9,643

Balance—April 4, 2023	48,781,701	$488	2,423,871	$(35,000)	$211,946	$(141,503)	$35,931
Stock plan transactions and other	71,344	1	—	—	(45)	—	(44)
Stock-based compensation expense	—	—	—	—	1,497	—	1,497
Net loss	—	—	—	—	—	(1,304)	(1,304)
Balance—July 4, 2023	48,853,045	$489	2,423,871	$(35,000)	$213,398	$(142,807)	$36,080

	Two Fiscal Quarters Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—January 2, 2024	47,413,585	$474	2,423,871	$(35,000)	$209,930	$(148,244)	$27,160
Stock plan transactions and other	633,546	6	—	—	(257)	—	(251)
Stock-based compensation expense	—	—	—	—	2,499	—	2,499
Net loss	—	—	—	—	—	(19,765)	(19,765)
Balance—July 2, 2024	48,047,131	$480	2,423,871	$(35,000)	$212,172	$(168,009)	$9,643

Balance—January 3, 2023	48,464,298	$485	2,423,871	$(35,000)	$211,267	$(138,388)	$38,364
Stock plan transactions and other	388,747	4	—	—	(689)	—	(685)
Stock-based compensation expense	—	—	—	—	2,820	—	2,820
Net loss	—	—	—	—	—	(4,419)	(4,419)
Balance—July 4, 2023	48,853,045	$489	2,423,871	$(35,000)	$213,398	$(142,807)	$36,080
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Two Fiscal Quarters Ended
	July 2, 2024	July 4, 2023
Operating activities
Net loss	$(19,765)	$(4,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,737	12,687
Deferred income taxes	175	(103)
Restaurant impairments, closure costs and asset disposals	10,795	1,092
Amortization of debt issuance costs	274	180
Stock-based compensation	2,466	2,778
Gain on insurance proceeds for property damage	—	(62)
Changes in operating assets and liabilities:
Accounts receivable	1,188	1,425
Inventories	(428)	(215)
Prepaid expenses and other assets	(2,107)	(1,947)
Accounts payable	3,782	(703)
Income taxes	(25)	(132)
Operating lease assets and liabilities	(514)	(394)
Accrued expenses and other liabilities	1,150	199
Net cash provided by operating activities	11,728	10,386
Investing activities
Purchases of property and equipment	(17,827)	(23,913)
Insurance proceeds received for property damage	—	100
Proceeds from refranchising transactions	2,053	—
Net cash used in investing activities	(15,774)	(23,813)
Financing activities
Net (payments) borrowings from swing line loan	(4,212)	3,971
Proceeds from borrowings on long-term debt	8,500	13,000
Payments on finance leases	(1,198)	(1,240)
Stock plan transactions and tax withholding on share-based compensation awards	(251)	(685)
Net cash provided by financing activities	2,839	15,046
Net (decrease) increase in cash and cash equivalents	(1,207)	1,619
Cash and cash equivalents
Beginning of period	3,013	1,523
End of period	$1,806	$3,142
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of July 2, 2024, the Company had 473 restaurants system-wide in 31 states, comprised of 379 company-owned restaurants and 94 franchise restaurants. The Company operates its business as one operating and reportable segment.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2024, which ends on December 31, 2024, and fiscal year 2023, which ended on January 2, 2024, each contain 52 weeks. The Company’s fiscal quarter that ended July 2, 2024 is referred to as the second quarter of 2024, and the fiscal quarter ended July 4, 2023 is referred to as the second quarter of 2023.

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

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	July 2, 2024	January 2, 2024
Delivery program receivables	$1,629	$1,869
Vendor rebate receivables	658	779
Franchise receivables	1,005	1,043
Other receivables	664	1,453
Accounts receivable	$3,956	$5,144

Prepaid expenses and other assets consist of the following (in thousands):

	July 2, 2024	January 2, 2024
Prepaid insurance	$1,862	$928
Prepaid occupancy related costs	812	800
Prepaid expenses	3,246	2,127
Other current assets	24	24
Prepaid expenses and other assets	$5,944	$3,879

Property and equipment, net, consists of the following (in thousands):

	July 2, 2024	January 2, 2024
Leasehold improvements	$224,112	$232,060
Furniture, fixtures and equipment	174,866	176,872
Construction in progress	7,125	6,426
	406,103	415,358
Accumulated depreciation and amortization	(266,118)	(263,182)
Property and equipment, net	$139,985	$152,176

Accrued payroll and benefits consist of the following (in thousands):

	July 2, 2024	January 2, 2024
Accrued payroll and related liabilities	$5,054	$5,205
Accrued bonus	1,368	698
Insurance liabilities	1,772	1,866
Accrued payroll and benefits	$8,194	$7,769

Accrued expenses and other current liabilities consist of the following (in thousands):

	July 2, 2024	January 2, 2024
Gift card liability	$1,919	$2,222
Occupancy related	1,823	1,066
Utilities	1,353	1,311
Current portion of finance lease liability	1,900	2,337
Other restaurant expense accruals	1,154	1,466
Other corporate expense accruals	5,695	4,548
Accrued expenses and other current liabilities	$13,844	$12,950

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
As of July 2, 2024, the Company had $86.5 million of indebtedness (excluding $1.7 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the A&R Credit Agreement. As of July 2, 2024, the Company had cash on hand of $1.8 million.
The Company’s revolver, which had a balance of $85.9 million as of July 2, 2024, bore interest at rates between 8.42% and 10.50% during the first two quarters of 2024. The Company’s swingline, which had a balance of $0.6 million as of July 2, 2024, bore interest at 10.50% in the first two quarters of 2024.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of July 2, 2024.
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

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of July 2, 2024 and July 4, 2023 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
Provision for (benefit from) income taxes	$110	$(30)	$175	$(103)
Effective tax rate	(0.8)%	2.2%	(0.9)%	2.3%

The effective tax rate for the second quarter and the first two quarters of 2024 and 2023, respectively, reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2024, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

6. Stock-Based Compensation

In May of 2023, the Company’s Board of Directors adopted the 2023 Stock Incentive Plan, which was approved at the annual meeting of stockholders on May 16, 2023 (the “2023 Plan”). The 2023 Plan authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units and incentive bonuses to employees, officers, non-employee directors and other service providers, as applicable. The Company’s 2013 Stock Incentive Plan, as amended and restated in May of 2013 was terminated. As of July 2, 2024, approximately 2.6 million share-based awards were available to be granted under the 2023 Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
Stock-based compensation expense	$1,347	$1,496	$2,534	$2,886
Capitalized stock-based compensation expense	$11	$20	$33	$42

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
Restaurant impairments (1)	$10,933	$423	$11,104	$509
Closure costs (1)	418	249	262	807
Loss on disposal of assets and other	706	937	1,920	1,862
	$12,057	$1,609	$13,286	$3,178
_____________________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. Closure costs in the first two quarters of 2024 include the impact of lease remeasurements related to the six Oregon restaurants sold to a franchisee in April of 2024.

Impairment is based on management’s current assessment of the expected future cash flows of a restaurant based on recent results and other specific market factors. Impairment expense is a Level 3 fair value measure and is determined by comparing the carrying value of restaurant assets to the estimated fair value of the restaurant assets at resale value, if any, and the right-of-use asset based on a discounted cash flow analysis utilizing market lease rates.

During the second quarter and the first two quarters of 2024, the Company recorded fixed asset impairment charges on twelve restaurants and wrote down lease related assets for three and four restaurants, respectively. In the second quarter of 2024, the Company performed a review of underperforming restaurants. Through this review, the Company identified a group of restaurants that the Company will seek to close on or before their next lease renewal dates, and are unlikely to recover the net book value of their assets. In the second quarter of 2023 and the first two quarters of 2023, the Company recognized one restaurant with fixed asset impairment and wrote down lease related assets on two restaurants. All periods include ongoing equipment costs for restaurants previously impaired.

Closure costs in the second quarter and first two quarters of 2024 include an estimated accrual of $0.6 million on two upcoming early lease terminations, partially offset by gains from lease remeasurements. The Company did not close any restaurants in the second quarter of 2024 and had two restaurant closures during the first two quarters of 2024. Closure costs in the first two quarters of 2023 include early lease termination settlement of $0.5 million, and ongoing costs related to the four restaurant closures in first two quarters of 2023, partially offset by gains from lease remeasurements. Both periods included ongoing expenses from restaurant closures in prior years.

During the second quarter and first two quarters of 2024, loss on disposal of assets and other includes a gain from the sale of six company-owned restaurants to a new franchisee (“DND Sale”) in April 2024. Based on the sales price, there was no write down of assets related to this transaction and a gain on sale of $0.5 million was recorded in the second quarter of 2024. Both periods include asset disposals in the normal course of business and sublease expense related to leases for which the Company remains obligated in connection with the divestiture of company-owned restaurants in previous years.

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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
Net loss	$(13,625)	$(1,304)	$(19,765)	$(4,419)
Shares:
Basic weighted average shares outstanding	45,450,949	46,363,208	45,265,152	46,239,357
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	45,450,949	46,363,208	45,265,152	46,239,357
Loss per share:
Basic loss per share	$(0.30)	$(0.03)	$(0.44)	$(0.10)
Diluted loss per share	$(0.30)	$(0.03)	$(0.44)	$(0.10)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted loss per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards that were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive totaled 3,744,541 and 3,896,910 for the second quarters of 2024 and 2023, and totaled 3,529,837 and 3,466,704 for the first two quarters of 2024 and 2023, respectively.

9. Leases
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		July 2, 2024	January 2, 2024
Assets
Operating	Operating lease assets, net	$174,362	$183,857
Finance	Property and equipment	2,381	3,440
Total leased assets		$176,743	$187,297
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$31,390	$30,104
Finance	Accrued expenses and other current liabilities	1,900	2,337
Long-term lease liabilities
Operating	Long-term operating lease liabilities	174,626	186,285
Finance	Other long-term liabilities	769	1,469
Total lease liabilities		$208,685	$220,195

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.8 million and $0.8 million for the second quarters of 2024 and 2023, and $1.5 million and $1.6 million for the first two quarters of 2024 and 2023, respectively.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
Cash paid for lease liabilities:
Operating leases	$10,850	$10,565	$21,846	$21,087
Finance leases	649	638	1,301	1,402
	$11,499	$11,203	$23,147	$22,489
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$3,986	$6,759	$6,396	$13,774
Finance leases	16	35	90	177
	$4,002	$6,794	$6,486	$13,951

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the two quarters ended July 2, 2024 and July 4, 2023 (in thousands):

	July 2, 2024	July 4, 2023
Interest paid (net of amounts capitalized)	$3,588	$1,594
Income taxes paid	25	132
Purchases of property and equipment accrued in accounts payable	2,293	5,609

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

As of July 2, 2024 and January 2, 2024, the current portion of the gift card liability, $1.9 million and $2.2 million, respectively, was included in accrued expenses and other current liabilities, and the long-term portion amounting to $0.8 million and $1.0 million, respectively, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $0.6 million for the second quarters of 2024 and 2023, and $1.6 million for the first two quarters of 2024 and 2023, respectively.

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
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed based upon the Company’s historical redemption patterns. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of July 2, 2024 and January 2, 2024, the deferred revenue related to the rewards was $1.0 million and $0.9 million, respectively and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
12. Commitments and Contingencies

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of July 2, 2024. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding expectations with respect to unit growth and planned restaurant openings and projected capital expenditures. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, our ability to sustain our overall growth, including, our digital sales growth; our ability to open new restaurants on schedule and cause those newly opened restaurants to be successful; our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including new restaurant initiatives and operational strategies to improve the performance of our restaurant portfolio; the success of our marketing efforts, including our ability to introduce new products; current economic conditions including any impact from inflation, an economic recession or a continued elevated interest rate environment; price and availability of commodities and other supply chain challenges; our ability to adequately staff our restaurants; changes in labor costs; other conditions beyond our control such as domestic or global conflicts, wars, terrorist activity, weather, natural disasters, disease outbreaks, epidemics or pandemics impacting our customer or food supplies; and consumer reaction to industry related public health issues and health pandemics, including perceptions of food safety and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended January 2, 2024.

Recent Trends, Risks and Uncertainties

Revenue. Previous to the second quarter of 2024, we experienced system-wide comparable sales declines from the second quarter of 2023 through the first quarter of 2024. During the second quarter of 2024, we saw improvement in system-wide comparable restaurant sales, and correspondingly in total revenue. System-wide comparable restaurant sales increased 2.0% in the second quarter of 2024 compared to the same period of 2023, comprised of a 1.3% increase at company-owned restaurants and a 4.7% increase at franchise-owned restaurants. In the second quarter and into July, restaurant industry indices have shown declining traffic trends.

Cost of Sales. The commodity markets underlying our cost of food have improved since the historically high costs in 2022. Throughout these periods of volatility, we have worked with our suppliers to identify ongoing supply chain efficiencies, including adding additional suppliers as necessary.

Labor Costs. Similar to much of the restaurant industry, our base labor costs have risen in recent years. Recently, we have seen the rate of wage inflation decrease. We have been able to partially mitigate the impact of these market factors through a continued focus on maximizing efficiencies of labor hour usage per restaurant.

Other Restaurant Operating Costs. We have incurred and expect to continue to incur third-party delivery fees resulting from significant usage of third-party delivery services.

Restaurant Development. In the first two quarters of 2024, we opened seven new company-owned restaurants and one new franchise restaurant, and we sold six company-owned restaurants to a franchisee (the “DND Sale”). As part of the DND Sale, we entered into a six-year development plan commitment that includes development of ten new locations throughout Oregon and Washington. As of July 2, 2024, we had 379 company-owned restaurants and 94 franchise restaurants in 31 states. In 2024, we plan to open approximately 10 new company-owned restaurants which is a reduced number of openings relative to recent years and could be reduced further in 2025 as we focus on improvements to our operating model and reducing the cost of new store development.

Impairments and Certain Restaurant Closures. In the second quarter of 2024, we performed a review of underperforming restaurants. Through this review, we identified a group of restaurants that we will seek to close on or before their next lease renewal dates, and are unlikely to recover the net book value of their assets. As a result, we impaired twelve restaurants in the second quarter of 2024. We permanently closed two company-owned restaurants in the first two quarters of 2024. We had three franchise restaurants close in the first two quarters of 2024. We continue to evaluate our portfolio of restaurants, which will likely result in more closures over the next twelve months. In 2024, we expect to close a total of 10 to 15 company-owned restaurants.

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

Seasonal factors cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters, due to reduced winter and holiday traffic, and is typically higher in the second and third quarters. As a result of these factors, our quarterly operating results and restaurant sales may fluctuate significantly.

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

•overall economic trends, particularly those that impact consumer financial health and spending;

•our ability to operate restaurants effectively and efficiently to meet consumer expectations;

•pricing;

•the number of restaurant transactions, per-person spend and average check amount;

•marketing and promotional efforts;

•weather patterns;

•food safety and foodborne illness concerns;

•the impact of health pandemics;

•local and national competition;

•trade area dynamics;

•introduction of new and seasonal menu items and limited time offerings; and

•opening and closing restaurants in the vicinity of other restaurant locations.

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

EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss) before interest expense, net, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest expense, net, provision (benefit) for income taxes, depreciation and amortization, restaurant impairments, loss on disposal of assets, net lease exit costs (benefits), (gain) loss on sale of restaurants, severance and executive transition costs and stock-based compensation.

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

Results of Operations

The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended(1)		Two Fiscal Quarters Ended(1)
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
	(in thousands, unaudited)
Net loss	$(13,625)	$(1,304)	$(19,765)	$(4,419)
Depreciation and amortization	7,367	6,437	14,737	12,687
Interest expense, net	1,997	1,054	3,976	2,015
Provision for (benefit from) income taxes	110	(30)	175	(103)
EBITDA	$(4,151)	$6,157	$(877)	$10,180
Restaurant impairments(2)	10,933	423	11,104	509
Loss on disposal of assets	551	379	1,277	757
Lease exit costs, net	331	13	—	316
Gain on sale from refranchising transactions	(490)	—	(490)	—
Severance and executive transition costs	674	—	1,147	—
Stock-based compensation expense	1,347	1,496	2,534	2,887
Adjusted EBITDA	$9,195	$8,468	$14,695	$14,649
_____________________
(1)Amounts for the fiscal quarter and first two fiscal quarters ended July 4, 2023 include modifications to the adjusted EBITDA calculation to remove adjustments for non-cash rent expense related to sub-leases, certain costs associated with closed restaurants and costs related to corporate matters to conform to the current year presentation.
(2)Restaurant impairments in all periods presented above include amounts related to restaurants previously impaired. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

The following table presents a reconciliation of loss from operations to restaurant contribution:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
Loss from operations	$(11,518)	$(280)	$(15,614)	$(2,507)
Less: Franchising royalties and fees, and other	2,620	2,760	5,012	5,610
Plus: General and administrative	13,568	12,463	26,611	26,104
Depreciation and amortization	7,367	6,437	14,737	12,687
Pre-opening	531	609	969	1,101
Restaurant impairments, closure costs and asset disposals	12,057	1,609	13,286	3,178
Restaurant contribution	$19,385	$18,078	$34,977	$34,953

Restaurant contribution margin	15.5%	14.8%	14.4%	14.2%

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
Company-Owned Restaurant Activity
Beginning of period	380	369	380	368
Openings	5	6	7	9
Closures	—	(2)	(2)	(4)
Divestitures(1)	(6)	—	(6)	—
Restaurants at end of period	379	373	379	373
Franchise Restaurant Activity
Beginning of period	89	92	90	93
Openings	—	—	1	—
Acquisitions(1)	6	—	6	—
Closures	(1)	—	(3)	(1)
Restaurants at end of period	94	92	94	92
Total restaurants	473	465	473	465
______________________
(1)    Represents six company-owned restaurants sold to a franchisee in 2024.

Statement of Operations as a Percentage of Revenue

The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
	(unaudited)
Revenue:
Restaurant revenue	97.9%	97.8%	98.0%	97.8%
Franchising royalties and fees, and other	2.1%	2.2%	2.0%	2.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	24.7%	25.1%	24.8%	25.1%
Labor	31.2%	32.4%	31.7%	32.4%
Occupancy	9.3%	9.3%	9.6%	9.3%
Other restaurant operating costs	19.2%	18.5%	19.4%	19.0%
General and administrative	10.7%	10.0%	10.7%	10.4%
Depreciation and amortization	5.8%	5.1%	5.9%	5.0%
Pre-opening	0.4%	0.5%	0.4%	0.4%
Restaurant impairments, closure costs and asset disposals	9.5%	1.3%	5.3%	1.3%
Total costs and expenses	109.0%	100.2%	106.3%	101.0%
Loss from operations	(9.0)%	(0.2)%	(6.3)%	(1.0)%
Interest expense, net	1.6%	0.8%	1.7%	0.8%
Loss before taxes	(10.6)%	(1.1)%	(8.0)%	(1.8)%
Provision for income taxes	0.1%	0.1%	0.1%	—%
Net loss	(10.7)%	(1.0)%	(7.9)%	(1.8)%

Second Quarter Ended July 2, 2024 Compared to Second Quarter Ended July 4, 2023

The table below presents our unaudited operating results for the second quarters of 2024 and 2023, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	July 2, 2024	July 4, 2023	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$124,732	$122,394	$2,338	1.9%
Franchising royalties and fees, and other	2,620	2,760	(140)	(5.1)%
Total revenue	127,352	125,154	2,198	1.8%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,858	30,700	158	0.5%
Labor	38,951	39,657	(706)	(1.8)%
Occupancy	11,613	11,365	248	2.2%
Other restaurant operating costs	23,925	22,594	1,331	5.9%
General and administrative	13,568	12,463	1,105	8.9%
Depreciation and amortization	7,367	6,437	930	14.4%
Pre-opening	531	609	(78)	(12.8)%
Restaurant impairments, closure costs and asset disposals	12,057	1,609	10,448	*
Total costs and expenses	138,870	125,434	13,436	10.7%
Loss from operations	(11,518)	(280)	(11,238)	*
Interest expense, net	1,997	1,054	943	89.5%
Loss before taxes	(13,515)	(1,334)	(12,181)	*
Provision for (benefit from) income taxes	110	(30)	140	*
Net loss	$(13,625)	$(1,304)	$(12,321)	*
Company-owned:
Average unit volume	$1,322	$1,327	$(5)	(0.4)%
Comparable restaurant sales	1.3%	(5.9)%
________________
*Not meaningful.

Revenue

Total revenue increased $2.2 million in the second quarter of 2024, or 1.8%, to $127.4 million, compared to $125.2 million in the second quarter of 2023. This increase was primarily due to same store sales increasing and new restaurant openings since the second quarter of 2023. This was partially offset by the refranchising of six company-owned restaurants in the Oregon market with the DND Sale. System-wide comparable restaurant sales increased 2.0% in the second quarter of 2024 compared to the same period of 2023, comprised of a 1.3% increase at company-owned restaurants and a 4.7% increase at franchise-owned restaurants.

Cost of Sales

Cost of sales increased by $0.2 million, or 0.5%, in the second quarter of 2024 compared to the same period of 2023. As a percentage of restaurant revenue, cost of sales decreased to 24.7% in the second quarter of 2024 compared to 25.1% in second quarter of 2023 primarily due to a 0.4% impact from an increase in menu prices.

Labor Costs

Labor costs decreased by $0.7 million, or 1.8%, in the second quarter of 2024 compared to the same period of 2023. As a percentage of restaurant revenue, labor cost decreased to 31.2% in the second quarter of 2024 compared to 32.4% in the second quarter of 2023 due to a 1.1% impact from hourly labor efficiency and a 0.5% impact from an increase in menu prices, partially offset by a 0.4% impact from wage inflation.

Occupancy Costs

Occupancy costs increased by $0.2 million, or 2.2%, in the second quarter of 2024 compared to the second quarter of 2023, primarily due to new restaurants opened since the second quarter of 2023. As a percentage of restaurant revenue, occupancy costs remained flat at 9.3% in the second quarter of 2024, compared to the second quarter of 2023.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $1.3 million, or 5.9%, in the second quarter of 2024 compared to the second quarter of 2023. As a percentage of restaurant revenue, other restaurant operating costs increased to 19.2% in the second quarter of 2024 compared to 18.5% in the second quarter of 2023 primarily due to an increase in third-party delivery fees. Third-party delivery fees were 6.2% and 5.5% of restaurant revenue in the second quarter of 2024 and 2023, respectively.

General and Administrative Expense

General and administrative expense increased by $1.1 million, or 8.9%, in the second quarter of 2024 compared to the second quarter of 2023, due primarily to increases in severance and executive transition costs and marketing spend. As a percentage of revenue, general and administrative expense increased to 10.7% in the second quarter of 2024 from 10.0% in the second quarter of 2023.

Depreciation and Amortization

Depreciation and amortization increased by $0.9 million, or 14.4%, in the second quarter of 2024 compared to the second quarter of 2023, due primarily to new asset additions for restaurants opened and information technology additions, partially offset by restaurant closures since the second quarter of 2023.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased $10.4 million in the second quarter of 2024 compared to the second quarter of 2023. The increase was largely due to an increase in fixed asset impairment charges with twelve restaurants impaired in the second quarter of 2024 and no restaurants impaired in the second quarter of 2023. In the second quarter of 2024, we performed a review of underperforming restaurants. Through this review, we identified a group of restaurants that we will seek to close on or before their next lease renewal dates, and are unlikely to recover the net book value of their assets.

Interest Expense, Net

Interest expense, net increased $0.9 million in the second quarter of 2024 compared to the second quarter of 2023, due primarily to higher average debt balances and higher interest rates in the second quarter of 2024 as compared to the second quarter of 2023.

Provision for Income Taxes

The effective tax rate for the second quarter of 2024 and for the second quarter of 2023 reflect the impact of the previously recorded valuation allowance. The primary components of the provision for income tax (for both quarters) are related to state tax and the change in our valuation allowance. For the remainder of fiscal 2024, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Two Quarters Ended July 2, 2024 Compared to Two Quarters Ended July 4, 2023

The table below presents our unaudited operating results for the first two quarters of 2024 and 2023, and the related period-over-period changes.

	Two Fiscal Quarters Ended		Increase / (Decrease)
	July 2, 2024	July 4, 2023	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$243,734	$245,621	$(1,887)	(0.8)%
Franchising royalties and fees, and other	5,012	5,610	(598)	(10.7)%
Total revenue	248,746	251,231	(2,485)	(1.0)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	60,558	61,725	(1,167)	(1.9)%
Labor	77,368	79,487	(2,119)	(2.7)%
Occupancy	23,442	22,851	591	2.6%
Other restaurant operating costs	47,389	46,605	784	1.7%
General and administrative	26,611	26,104	507	1.9%
Depreciation and amortization	14,737	12,687	2,050	16.2%
Pre-opening	969	1,101	(132)	(12.0)%
Restaurant impairments, closure costs and asset disposals	13,286	3,178	10,108	*
Total costs and expenses	264,360	253,738	10,622	4.2%
Loss from operations	(15,614)	(2,507)	(13,107)	*
Interest expense, net	3,976	2,015	1,961	97.3%
Loss before taxes	(19,590)	(4,522)	(15,068)	*
Provision for (benefit from) income taxes	175	(103)	278	*
Net loss	$(19,765)	$(4,419)	$(15,346)	*
Company-owned:
Average unit volumes	$1,287	$1,335	$(48)	(3.6)%
Comparable restaurant sales	(2.2)%	0.1%
________________
*Not meaningful.

Revenue

Total revenue decreased by $2.5 million, or 1.0%, in the first two quarters of 2024, to $248.7 million compared to $251.2 million in the same period of 2023. This decrease was primarily due a decline in comparable restaurant sales, restaurant closures and the refranchise of six company-owned restaurants in the Oregon market as part of the DND Sale, partially offset by an increase in restaurant openings since the second quarter of 2023.

Comparable restaurant sales decreased 2.2% at company-owned restaurants, decreased 0.1% at franchise-owned restaurants and decreased 1.8% system-wide in the first two quarters of 2024.

Cost of Sales

Cost of sales decreased by $1.2 million, or 1.9%, in the first two quarters of 2024 compared to the same period of 2023. As a percentage of restaurant revenue, cost of sales decreased to 24.8% in the first two quarters of 2024 compared to 25.1% in the first two quarters of 2023 primarily due to a 0.4% impact from an increase in menu prices.

Labor Costs

Labor costs decreased by $2.1 million, or 2.7%, in the first two quarters of 2024 compared to the same period of 2023. As a percentage of restaurant revenue, labor costs decreased to 31.7% in the first two quarters of 2024 compared to 32.4% in the first two quarters of 2023 primarily due to a 1.0% impact from hourly labor efficiency and a 0.5% impact from an increase in menu prices, partially offset by a 0.5% impact from sales deleverage and a 0.4% impact from wage inflation.

Occupancy Costs

Occupancy costs increased by $0.6 million, or 2.6%, in the first two quarters of 2024 compared to the first two quarters of 2023, due primarily to new restaurants opened. As a percentage of restaurant revenue, occupancy costs increased to 9.6% in the first two quarters of 2024 compared to 9.3% in the first two quarters of 2023 primarily due to sales deleverage.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $0.8 million, or 1.7%, in the first two quarters of 2024 compared to the first two quarters of 2023. As a percentage of restaurant revenue, other restaurant operating costs increased to 19.4% in the first two quarters of 2024, compared to 19.0% in the first two quarters of 2023, due primarily to increased delivery fees. Third-party delivery fees were 6.2% and 5.8% of restaurant revenue for the first two quarters of 2024 and 2023, respectively.

General and Administrative Expense

General and administrative expense increased by $0.5 million, or 1.9%, in the first two quarters of 2024 compared to the first two quarters of 2023, primarily due to increases in executive transition costs and marketing spend, partially offset by a decline in employee related labor costs. As a percentage of revenue, general and administrative expense increased to 10.7% in the first two quarters of 2024 from 10.4% in the first two quarters of 2023.

Depreciation and Amortization

Depreciation and amortization increased by $2.1 million, or 16.2%, in the first two quarters of 2024 compared to the first two quarters of 2023, primarily due to new asset additions for new restaurant openings and information technology, partially offset by restaurant closures.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased by $10.1 million in the first two quarters of 2024 compared to the first two quarters of 2023. The increase was largely due to an increase in fixed asset impairment charges with twelve restaurants impaired in the first two quarters of 2024 compared to one restaurant impaired in the first two quarters of 2023. In the second quarter of 2024, we performed a review of underperforming restaurants. Through this review, we identified a group of restaurants that we will seek to close on or before their next lease renewal dates, and are unlikely to recover the net book value of their assets.

Interest Expense

Interest expense increased by $2.0 million in the first two quarters of 2024 compared to the same period of 2023. The increase was primarily due to higher average borrowings and higher interest rates in the first two quarters of 2024 compared to the first two quarters of 2023.

Provision for Income Taxes

The effective tax rate for the first two quarters of 2024 and for the first two quarters of 2023 reflect the impact of the previously recorded valuation allowance. The primary components of the provision for income tax (for both quarters) are related to state tax and the change in our valuation allowance. For the remainder of fiscal 2024, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax. We estimate the annual effective tax rate for 2024 to be between (1.5%) and (0.5%).

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

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Two Fiscal Quarters Ended
	July 2, 2024	July 4, 2023
Net cash provided by operating activities	$11,728	$10,386
Net cash used in investing activities	(15,774)	(23,813)
Net cash provided by financing activities	2,839	15,046
Net (decrease) increase in cash and cash equivalents	$(1,207)	$1,619

Operating Activities

Net cash provided by operating activities was $11.7 million in the first two quarters of 2024 compared to net cash provided by operating activities of $10.4 million in the first two quarters of 2023. The increase in operating cash flow resulted primarily from changes in working capital related to the timing of accounts payable, payroll and accrued liabilities partially offset by a decrease in net income as adjusted for non cash items including depreciation and impairments.

Investing Activities

Net cash used in investing activities decreased $8.0 million to $15.8 million in the first two quarters of 2024 from $23.8 million in the first two quarters of 2023. This decrease was primarily due to decreased spend for new restaurants and restaurant technology and proceeds from refranchising transactions.

Financing Activities

Net cash provided by financing activities was $2.8 million in the first two quarters of 2024, compared to $15.0 million in the first two quarters of 2023. The decrease from the first two quarters of 2023 was largely due to a reduction in net borrowings to fund capital spending.

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

We estimate capital expenditures will be approximately $28.0 million to $32.0 million for fiscal year 2024, including $10.0 million to $14.0 million for the remainder of the year, primarily for the opening of company-owned restaurants before any reductions for landlord reimbursements, reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by currently available cash and cash equivalents, cash flows from operations and if necessary, undrawn capacity under our revolving credit line.

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

Liquidity. As of July 2, 2024, we had a cash balance of $1.8 million compared to $3.0 million as of January 2, 2024. The amount available for future borrowings under our A&R Credit Agreement (defined below) was $35.5 million as of July 2, 2024. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and available borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs, new restaurant openings, and capital improvements and maintenance of existing restaurants for at least the next twelve months.

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
As of July 2, 2024, we had $86.5 million of indebtedness (excluding $1.7 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under our A&R Credit Agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of July 2, 2024.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on outstanding debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of July 2, 2024, we had $86.5 million of outstanding borrowings under our A&R Credit Agreement, with an average interest rate during the first two quarters of 2024 of 8.73%, compared to 7.75% during the two quarters of 2023, driven by an increase in market base rates. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.9 million on an annualized basis.

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

Inflation

The primary inflationary factors affecting our operations are food costs, labor costs, energy costs and materials and labor used in the construction of new restaurants. Additionally, many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. During the first two quarters of 2024, the degree of inflation moderated compared to 2023. We anticipate inflation may affect our results in the near future.

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2024, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Executive Officer Trading

During the quarter ended July 2, 2024, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1*	Form of 2024 Restricted Stock Unit Agreement
10.2*	Form of 2024 Performance Restricted Stock Unit Agreement
10.3	Form of 2024 Restricted Stock Unit Agreement for Non-Employee Directors
10.4*	Employment Agreement, dated June 10, 2024, between Noodles & Company and Scott Davis
10.5
Support Agreement dated June 6, 2024, between Noodles & Company and Hoak & Co, James M. Hoak, Jr., J. Hale Hoak, Hoak Public Equities, L.P., Zierk Family 2010 Irrevocable Trust and Hoak Fund Management, L.P. and Britain Peakes (filed as Exhibit 10.1 with the Registrant’s 8-K filed on June 11, 2024, File No. 001-35987)

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

NOODLES & COMPANY
By:	/s/ MIKE HYNES
Mike Hynes Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	August 8, 2024