Form 10-Q
period 2024-10-01
NOODLES & Co
filed 2024-11-07
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2024
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2024
Class A Common Stock, $0.01 par value per share	45,678,762 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	October 1, 2024	January 2, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,308	$3,013
Accounts receivable	4,131	5,144
Inventories	10,435	10,251
Prepaid expenses and other assets	5,173	3,879
Income tax receivable	362	337
Total current assets	23,409	22,624
Property and equipment, net	139,769	152,176
Operating lease assets, net	167,948	183,857
Goodwill	7,154	7,154
Intangibles, net	504	538
Other assets, net	1,751	1,746
Total long-term assets	317,126	345,471
Total assets	$340,535	$368,095
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,042	$16,691
Accrued payroll and benefits	11,068	7,769
Accrued expenses and other current liabilities	13,268	12,950
Current operating lease liabilities	31,846	30,104
Total current liabilities	76,224	67,514
Long-term debt, net	88,358	80,218
Long-term operating lease liabilities, net	167,020	186,285
Deferred tax liabilities, net	303	255
Other long-term liabilities	4,895	6,663
Total liabilities	336,800	340,935

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of October 1, 2024 and January 2, 2024; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of October 1, 2024 and January 2, 2024; 48,102,633 issued and 45,678,762 outstanding as of October 1, 2024 and 47,413,585 issued and 44,989,714 outstanding as of January 2, 2024	481	474
Treasury stock, at cost, 2,423,871 shares as of October 1, 2024 and January 2, 2024	(35,000)	(35,000)
Additional paid-in capital	213,018	209,930
Accumulated deficit	(174,764)	(148,244)
Total stockholders’ equity	3,735	27,160
Total liabilities and stockholders’ equity	$340,535	$368,095
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2024	October 3, 2023	October 1, 2024	October 3, 2023
Revenue:
Restaurant revenue	$120,163	$125,208	$363,897	$370,829
Franchising royalties and fees, and other	2,588	2,646	7,600	8,256
Total revenue	122,751	127,854	371,497	379,085
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,665	31,457	91,223	93,182
Labor	38,423	39,139	115,791	118,626
Occupancy	11,543	11,500	34,985	34,351
Other restaurant operating costs	24,124	22,558	71,514	69,163
General and administrative	12,892	11,864	39,503	37,968
Depreciation and amortization	7,248	6,626	21,985	19,313
Pre-opening	454	541	1,422	1,642
Restaurant impairments, closure costs and asset disposals	2,202	2,135	15,488	5,313
Total costs and expenses	127,551	125,820	391,911	379,558
(Loss) income from operations	(4,800)	2,034	(20,414)	(473)
Interest expense, net	2,082	1,186	6,058	3,201
(Loss) income before taxes	(6,882)	848	(26,472)	(3,674)
(Benefit from) provision for income taxes	(127)	148	48	45
Net (loss) income	$(6,755)	$700	$(26,520)	$(3,719)
(Loss) earnings per Class A and Class B common stock, combined
Basic	$(0.15)	$0.02	$(0.58)	$(0.08)
Diluted	$(0.15)	$0.02	$(0.58)	$(0.08)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	45,639,662	45,935,305	45,389,989	46,166,320
Diluted	45,639,662	46,008,651	45,389,989	46,166,320
See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—July 2, 2024	48,047,131	$480	2,423,871	$(35,000)	$212,172	$(168,009)	$9,643
Stock plan transactions and other	55,502	1	—	—	26	—	27
Stock-based compensation expense	—	—	—	—	820	—	820
Net loss	—	—	—	—	—	(6,755)	(6,755)
Balance—October 1, 2024	48,102,633	$481	2,423,871	$(35,000)	$213,018	$(174,764)	$3,735

Balance—July 4, 2023	48,853,045	$489	2,423,871	$(35,000)	$213,398	$(142,807)	$36,080
Stock plan transactions and other	231,787	2	—	—	39	—	41
Shares repurchased and retired	(1,731,952)	(17)	—	—	(4,997)	—	(5,014)
Stock-based compensation expense	—	—	—	—	708	—	708
Net income	—	—	—	—	—	700	700
Balance—October 3, 2023	47,352,880	$474	2,423,871	$(35,000)	$209,148	$(142,107)	$32,515

	Three Fiscal Quarters Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—January 2, 2024	47,413,585	$474	2,423,871	$(35,000)	$209,930	$(148,244)	$27,160
Stock plan transactions and other	689,048	7	—	—	(231)	—	(224)
Stock-based compensation expense	—	—	—	—	3,319	—	3,319
Net loss	—	—	—	—	—	(26,520)	(26,520)
Balance—October 1, 2024	48,102,633	$481	2,423,871	$(35,000)	$213,018	$(174,764)	$3,735

Balance—January 3, 2023	48,464,298	$485	2,423,871	$(35,000)	$211,267	$(138,388)	$38,364
Stock plan transactions and other	620,534	6	—	—	(650)	—	(644)
Shares repurchased and retired	(1,731,952)	(17)	—	—	(4,997)	—	(5,014)
Stock-based compensation expense	—	—	—	—	3,528	—	3,528
Net loss	—	—	—	—	—	(3,719)	(3,719)
Balance—October 3, 2023	47,352,880	$474	2,423,871	$(35,000)	$209,148	$(142,107)	$32,515
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Fiscal Quarters Ended
	October 1, 2024	October 3, 2023
Operating activities
Net loss	$(26,520)	$(3,719)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,985	19,313
Deferred income taxes	48	45
Restaurant impairments, closure costs and asset disposals	11,357	2,385
Amortization of debt issuance costs	412	270
Stock-based compensation	3,276	3,472
Gain on insurance proceeds for property damage	—	(205)
Changes in operating assets and liabilities:
Accounts receivable	1,013	1,676
Inventories	(496)	(327)
Prepaid expenses and other assets	(1,299)	(1,380)
Accounts payable	5,390	3,164
Income taxes	(25)	(156)
Operating lease assets and liabilities	(1,044)	(342)
Accrued expenses and other liabilities	3,448	3,135
Net cash provided by operating activities	17,545	27,331
Investing activities
Purchases of property and equipment	(24,974)	(36,722)
Insurance proceeds received for property damage	—	100
Proceeds from refranchising transactions	2,053	—
Net cash used in investing activities	(22,921)	(36,622)
Financing activities
Net payments from swing line loan	(4,772)	(4,781)
Proceeds from borrowings on long-term debt	12,500	22,500
Payments on finance leases	(1,833)	(1,796)
Repurchase of common stock	—	(4,981)
Stock plan transactions and tax withholding on share-based compensation awards	(224)	(644)
Net cash provided by financing activities	5,671	10,298
Net increase in cash and cash equivalents	295	1,007
Cash and cash equivalents
Beginning of period	3,013	1,523
End of period	$3,308	$2,530
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast casual restaurants that serve globally inspired noodle and pasta dishes, soups, salads and appetizers. As of October 1, 2024, the Company had 471 restaurants system-wide in 31 states, comprised of 377 company-owned restaurants and 94 franchise restaurants. The Company operates its business as one operating and reportable segment.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2024, which ends on December 31, 2024, and fiscal year 2023, which ended on January 2, 2024, each contain 52 weeks. The Company’s fiscal quarter that ended October 1, 2024 is referred to as the third quarter of 2024, and the fiscal quarter ended October 3, 2023 is referred to as the third quarter of 2023.

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

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	October 1, 2024	January 2, 2024
Delivery program receivables	$1,594	$1,869
Vendor rebate receivables	686	779
Franchise receivables	957	1,043
Other receivables	894	1,453
Accounts receivable	$4,131	$5,144

Prepaid expenses and other assets consist of the following (in thousands):

	October 1, 2024	January 2, 2024
Prepaid insurance	$1,504	$928
Prepaid occupancy related costs	844	800
Prepaid expenses	2,801	2,127
Other current assets	24	24
Prepaid expenses and other assets	$5,173	$3,879

Property and equipment, net, consists of the following (in thousands):

	October 1, 2024	January 2, 2024
Leasehold improvements	$228,625	$232,060
Furniture, fixtures and equipment	177,087	176,872
Construction in progress	6,905	6,426
	412,617	415,358
Accumulated depreciation and amortization	(272,848)	(263,182)
Property and equipment, net	$139,769	$152,176

Accrued payroll and benefits consist of the following (in thousands):

	October 1, 2024	January 2, 2024
Accrued payroll and related liabilities	$8,242	$5,205
Accrued bonus	1,100	698
Insurance liabilities	1,726	1,866
Accrued payroll and benefits	$11,068	$7,769

Accrued expenses and other current liabilities consist of the following (in thousands):

	October 1, 2024	January 2, 2024
Gift card liability	$1,801	$2,222
Occupancy related	2,195	1,066
Utilities	1,340	1,311
Current portion of finance lease liability	1,642	2,337
Other restaurant expense accruals	1,063	1,466
Other corporate expense accruals	5,227	4,548
Accrued expenses and other current liabilities	$13,268	$12,950

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

On December 21, 2023, the Company amended its A&R Credit Agreement by entering into that certain First Amendment to Amended and Restated Credit Agreement (the “Amendment”). Among the modifications, the Amendment: (i) increased applicable rate ranges (A) with respect to SOFR loans, from 1.50% to 2.50% per annum to 1.75% - 3.00% per annum and (B) with respect to base rate loans, from 0.50% - 1.50% per annum to 0.75% - 2.00% per annum, in each case as determined by the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement), (ii) amended the Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) in order to limit the deduction of capital expenditures to “Non-Growth Capital Expenditures”, (iii) added a defined term for “Non-Growth Capital Expenditures” (along with certain related definitions), (iv) added a new capital expenditures covenant governing entry into new lease agreements and (v) increased the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) to be no greater than (x) 4.50 to 1.00 for the period beginning on the last day of the fiscal quarter ending January 2, 2024 until and including the last day of the fiscal quarter ending December 30, 2025 and (y) 4.25 to 1.00 for the period beginning on the last day of the fiscal quarter ending March 31, 2026 until and including the last day of the fiscal quarter ending September 29, 2026.

On October 29, 2024, the Company amended its A&R Credit Agreement, by entering into that certain Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). Among the modifications, the Second Amendment: (i) increased the maximum applicable rate ranges (A) with respect to SOFR loans, from 1.75% - 3.00% to 1.75% - 3.75% per annum and (B) with respect to base rate loans, from 0.75% - 2.00% to 0.75% - 2.75% per annum, in each case as determined by the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement), (ii) conditioned the use of the general restricted payment basket on satisfaction of a Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) of less than or equal to 4.00 to 1.00 and a Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) of greater than or equal to 1.25 to 1.00, (iii) restricted entry into new lease agreements so long as the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the Credit Agreement is greater than or equal to 4.50 to 1.00, (iv) increased the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the Credit Agreement to be no greater than (x) 5.50 to 1.00 for the fiscal quarter ending on October 1, 2024 until and including the last day of the fiscal quarter ending September 30, 2025 and (y) stepping down to (1) 5.25 to 1.00 per annum for the fiscal quarter ending December 30, 2025, (2) 5.00 to 1.00 per annum for the fiscal quarters ending March 31, 2026 and June 30, 2026, (3) 4.75 to 1.00 for the fiscal quarters ending September 29, 2026 and December 29, 2026 and (4) 4.50 to 1.00 per annum for the fiscal quarter ended March 30, 2027 and thereafter and (v) amended the Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(b) of the Credit Agreement to be no less than (x) 1.05 to 1.00 for the fiscal quarter ending on October 1, 2024 until and including the last day of the fiscal quarter ending September 30, 2025 and (y) stepping up to (1) 1.15 to 1.00 for the fiscal quarters ending December 30, 2025 and March 31, 2026 and (2) 1.25 to 1.00 for the fiscal quarter ending June 30, 2026 and thereafter.

As of October 1, 2024, the Company had $89.9 million of indebtedness (excluding $1.6 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the A&R Credit Agreement. As of October 1, 2024, the Company had cash on hand of $3.3 million.
The Company’s revolver, which had a balance of $89.9 million as of October 1, 2024, bore interest at rates between 7.95% and 10.50% during the first three quarters of 2024. The Company’s swingline, which did not have a balance as of October 1, 2024, bore interest at 10.50% in the first three quarters of 2024.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of October 1, 2024.

4. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current assets and liabilities approximate their fair values due to their short-term nature. The carrying amounts of borrowings approximate fair value as the line of credit, swingline and borrowings vary with market interest rates and negotiated terms and conditions are consistent with current market rates. The fair value of the Company’s line of credit and borrowings are measured using Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value in the condensed consolidated financial statements on a non-recurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill and other intangible assets. These assets are measured at fair value if determined to be impaired.

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of October 1, 2024 and October 3, 2023 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2024	October 3, 2023	October 1, 2024	October 3, 2023
(Benefit from) provision for income taxes	$(127)	$148	$48	$45
Effective tax rate	1.8%	17.5%	(0.2)%	(1.2)%

The effective tax rate for the third quarter and the first three quarters of 2024 and 2023, respectively, reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2024, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

6. Stock-Based Compensation

In May of 2023, the Company’s Board of Directors adopted the 2023 Stock Incentive Plan, which was approved at the annual meeting of stockholders on May 16, 2023 (the “2023 Plan”). The 2023 Plan authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units and incentive bonuses to employees, officers, non-employee directors and other service providers, as applicable. The Company’s 2013 Stock Incentive Plan, as amended and restated in May of 2013 was terminated. As of October 1, 2024, approximately 2.6 million share-based awards were available to be granted under the 2023 Plan. In July of 2024, the Company’s Board of Directors adopted the 2024 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the potential grant of options, stock appreciation rights, restricted stock and restricted stock units, any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination thereof, for certain newly hired employees. As of October 1, 2024, approximately 405,405 share-based awards were available to be granted under the Inducement Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2024	October 3, 2023	October 1, 2024	October 3, 2023
Stock-based compensation expense	$811	$694	$3,345	$3,580
Capitalized stock-based compensation expense	$10	$14	$43	$56

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2024	October 3, 2023	October 1, 2024	October 3, 2023
Restaurant impairments (1)	$160	$731	$11,264	$1,240
Closure costs (1)	995	189	1,257	996
Loss on disposal of assets and other	1,047	1,215	2,967	3,077
	$2,202	$2,135	$15,488	$5,313
_____________________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. Closure costs in the first three quarters of 2024 include the impact of lease remeasurements related to the six Oregon restaurants sold to a franchisee in April of 2024.

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

No restaurants were identified as impaired during the third quarter of 2024. In the first three quarters of 2024, 12 restaurants were impaired. Additionally, the Company wrote down lease related assets on one restaurant during the third quarter of 2024 and five restaurants during the first three quarters of 2024. The impairment of these fixed assets and lease related assets were based on the review of underperforming restaurants that the Company would seek to close on or before their next lease renewal dates and are unlikely to recover the net book value of their assets.

The Company did not identify any restaurant impairments in the third quarter of 2023 and had one restaurant impaired during the first three quarters of 2023. The Company also wrote down the lease related assets on two previously closed restaurants in the third quarter of 2023 and had a total of four restaurant lease related assets written down during the first three quarters of 2023. All periods include ongoing equipment costs for restaurants previously impaired.

The Company closed five restaurants in the third quarter of 2024 and had seven restaurant closures during the first three quarters of 2024. Closure costs in the third quarter and the first three quarters of 2024 included $0.4 million and $0.8 million of estimated early lease termination settlements, partially offset by gains from the related lease asset remeasurements, on two and four restaurants, respectively. Both periods include ongoing expenses from restaurant closures in prior years.

The Company did not close any restaurants during the third quarter of 2023 and had four restaurant closures in first three quarters of 2023. Closure costs in the third quarter of 2023 primarily included ongoing expenses from restaurant closures in prior periods. Closure costs during the first three quarters of 2023 included $0.5 million early lease termination settlements, net of gains from the related lease remeasurements, plus ongoing expenses from restaurant closures in prior years.

Loss on disposal of assets in the third quarter and first three quarters of each of 2024 and 2023 include assets disposed in the normal course of business and sublease expense related to leases for which the Company remains obligated in connection with the divestiture of company-owned restaurants in previous years. In addition, during the first three quarters of 2024, the Company recognized a gain of $0.5 million from the sale of six company-owned restaurants to a new franchisee (“DND Sale”). Based on the sales price, there was no write down of assets related to this transaction.

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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2024	October 3, 2023	October 1, 2024	October 3, 2023
Net (loss) income	$(6,755)	$700	$(26,520)	$(3,719)
Shares:
Basic weighted average shares outstanding	45,639,662	45,935,305	45,389,989	46,166,320
Effect of dilutive securities	—	73,346	—	—
Diluted weighted average shares outstanding	45,639,662	46,008,651	45,389,989	46,166,320
(Loss) earnings per share
Basic loss per share	$(0.15)	$0.02	$(0.58)	$(0.08)
Diluted loss per share	$(0.15)	$0.02	$(0.58)	$(0.08)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted loss per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards that were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive totaled 4,035,933 and 3,488,884 for the third quarters of 2024 and 2023, and totaled 3,743,581 and 3,442,798 for the first three quarters of 2024 and 2023, respectively.

9. Leases
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		October 1, 2024	January 2, 2024
Assets
Operating	Operating lease assets, net	$167,948	$183,857
Finance	Property and equipment	1,870	3,440
Total leased assets		$169,818	$187,297
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$31,846	$30,104
Finance	Accrued expenses and other current liabilities	1,642	2,337
Long-term lease liabilities
Operating	Long-term operating lease liabilities	167,020	186,285
Finance	Other long-term liabilities	438	1,469
Total lease liabilities		$200,946	$220,195

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.8 million and $0.7 million for the third quarters of 2024 and 2023, and $2.3 million and $2.4 million for the first three quarters of 2024 and 2023, respectively.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2024	October 3, 2023	October 1, 2024	October 3, 2023
Cash paid for lease liabilities:
Operating leases	$10,890	$10,769	$32,736	$31,856
Finance leases	673	626	1,974	2,028
	$11,563	$11,395	$34,710	$33,884
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$92	$9,857	$6,488	$23,631
Finance leases	47	179	137	356
	$139	$10,036	$6,625	$23,987

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the three quarters ended October 1, 2024 and October 3, 2023 (in thousands):

	October 1, 2024	October 3, 2023
Interest paid (net of amounts capitalized)	$5,405	$2,604
Income taxes paid	25	156
Purchases of property and equipment accrued in accounts payable	2,816	9,272

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

As of October 1, 2024 and January 2, 2024, the current portion of the gift card liability, $1.8 million and $2.2 million, respectively, was included in accrued expenses and other current liabilities, and the long-term portion amounting to $0.8 million and $1.0 million, respectively, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $0.5 million and $0.6 million for the third quarters of 2024 and 2023, and $2.1 million and $2.2 million for the first three quarters of 2024 and 2023, respectively.

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
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed based upon the Company’s historical redemption patterns. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of October 1, 2024 and January 2, 2024, the deferred revenue related to the rewards was $1.0 million and $0.9 million, respectively and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
12. Commitments and Contingencies

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of October 1, 2024. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding expectations with respect to unit growth and planned restaurant openings and projected capital expenditures. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, our ability to sustain our overall growth, including, our digital sales growth; our ability to open new restaurants on schedule and cause those newly opened restaurants to be successful; our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including new restaurant initiatives and operational strategies to improve the performance of our restaurant portfolio; the success of our marketing efforts, including our ability to introduce new products; economic conditions, including inflation, an economic recession or an elevated interest rate environment; price and availability of commodities and other supply chain challenges; our ability to adequately staff our restaurants; changes in labor costs; other conditions beyond our control such as domestic or global conflicts, wars, terrorist activity, weather, natural disasters, disease outbreaks, epidemics or pandemics impacting our customers or food supplies; and consumer reaction to industry related public health issues and health pandemics, including perceptions of food safety and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended January 2, 2024.

Recent Trends, Risks and Uncertainties

Revenue. In the third quarter we saw a decline in system-wide comparable restaurant sales, and correspondingly in total revenue. System-wide comparable restaurant sales decreased 3.3% in the third quarter of 2024 compared to the same period of 2023, comprised of a 3.4% decrease at company-owned restaurants and a 2.9% decrease at franchise-owned restaurants.

Restaurant industry sales remain volatile with elevated levels of discounting targeting increasingly price-sensitive consumers. Our sales have been impacted by the challenging consumer environment and we have responded with added promotional support late in the third quarter and extending into the fourth quarter of 2024. Our sales deceleration in the third quarter compared to the second quarter of 2024 was also impacted by a decline in our third-party delivery channel. The consumer environment has caused many companies in the restaurant industry to report a decreased level of same store sales in 2024, and our sales trends have followed. We are focusing on revitalizing our menu options starting late in the third quarter and continuing in the fourth quarter of 2024 and into 2025 as the new menu is introduced nationally.

Cost of Sales. The commodity markets underlying our cost of food have improved since the historically high costs in 2022. Our commodity inflation in the third quarter of 2024 was less than 2%. Throughout periods of volatility, we will continue to work with our suppliers to identify ongoing supply chain efficiencies, including adding additional suppliers as necessary.

Labor Costs. Similar to much of the restaurant industry, our base labor costs have risen in recent years. In 2024, we have seen the rate of wage inflation decrease. We have been able to partially mitigate the impact of these market factors through a continued focus on maximizing efficiencies of labor hour usage per restaurant.

Other Restaurant Operating Costs. We have incurred and expect to continue to incur third-party delivery fees resulting from significant usage of third-party delivery services.

Restaurant Development. In the first three quarters of 2024, we opened ten new company-owned restaurants and two new franchise restaurants, and we sold six company-owned restaurants to a franchisee (the “DND Sale”). As part of the DND Sale, we entered into a six-year development plan commitment that includes development of ten new locations throughout Oregon and Washington. As of October 1, 2024, we had 377 company-owned restaurants and 94 franchise restaurants in 31 states. In 2025, we expect to open two new company-owned restaurants.

Impairments and Certain Restaurant Closures. In the second quarter of 2024, we performed a review of underperforming restaurants. Through this review, we identified a group of restaurants that we will seek to close on or before their next lease renewal dates, and are unlikely to recover the net book value of their assets. As a result, we impaired twelve restaurants in the second quarter of 2024. We permanently closed seven company-owned restaurants in the first three quarters of 2024. We had four franchise restaurants close in the first three quarters of 2024. We continue to evaluate our portfolio of restaurants, which will likely result in more closures over the next twelve months. In 2024, we expect to close a total of 10 to 15 company-owned restaurants.

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

Results of Operations

The following table presents a reconciliation of net (loss) income to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended(1)		Three Fiscal Quarters Ended(1)
	October 1, 2024	October 3, 2023	October 1, 2024	October 3, 2023
	(in thousands, unaudited)
Net (loss) income	$(6,755)	$700	$(26,520)	$(3,719)
Depreciation and amortization	7,248	6,626	21,985	19,313
Interest expense, net	2,082	1,186	6,058	3,201
(Benefit from) provision for income taxes	(127)	148	48	45
EBITDA	$2,448	$8,660	$1,571	$18,840
Restaurant impairments(2)	159	731	11,263	1,240
Loss on disposal of assets	771	625	2,048	1,382
Lease exit costs, net	378	14	378	330
Gain on sale from refranchising transactions	—	—	(490)	—
Severance and executive transition costs	329	191	1,476	191
Stock-based compensation expense	811	694	3,345	3,581
Adjusted EBITDA	$4,896	$10,915	$19,591	$25,564
_____________________
(1)Amounts for the fiscal quarter and first three fiscal quarters ended October 3, 2023 include modifications to the adjusted EBITDA calculation to remove adjustments for non-cash rent expense related to sub-leases, certain costs associated with closed restaurants and costs related to corporate matters to conform to the current year presentation.
(2)Restaurant impairments in all periods presented above include amounts related to restaurants previously impaired. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

The following table presents a reconciliation of (loss) income from operations to restaurant contribution:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2024	October 3, 2023	October 1, 2024	October 3, 2023
(Loss) income from operations	$(4,800)	$2,034	$(20,414)	$(473)
Less: Franchising royalties and fees, and other	2,588	2,646	7,600	8,256
Plus: General and administrative	12,892	11,864	39,503	37,968
Depreciation and amortization	7,248	6,626	21,985	19,313
Pre-opening	454	541	1,422	1,642
Restaurant impairments, closure costs and asset disposals	2,202	2,135	15,488	5,313
Restaurant contribution	$15,408	$20,554	$50,384	$55,507

Restaurant contribution margin	12.8%	16.4%	13.8%	15.0%

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2024	October 3, 2023	October 1, 2024	October 3, 2023
Company-Owned Restaurant Activity
Beginning of period	379	373	380	368
Openings	3	4	10	13
Closures	(5)	—	(7)	(4)
Divestitures(1)	—	—	(6)	—
Restaurants at end of period	377	377	377	377
Franchise Restaurant Activity
Beginning of period	94	92	90	93
Openings	1	—	2	—
Acquisitions(1)	—	—	6	—
Closures	(1)	(1)	(4)	(2)
Restaurants at end of period	94	91	94	91
Total restaurants	471	468	471	468
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

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2024	October 3, 2023	October 1, 2024	October 3, 2023
	(unaudited)
Revenue:
Restaurant revenue	97.9%	97.9%	98.0%	97.8%
Franchising royalties and fees, and other	2.1%	2.1%	2.0%	2.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.5%	25.1%	25.1%	25.1%
Labor	32.0%	31.3%	31.8%	32.0%
Occupancy	9.6%	9.2%	9.6%	9.3%
Other restaurant operating costs	20.1%	18.0%	19.7%	18.7%
General and administrative	10.5%	9.3%	10.6%	10.0%
Depreciation and amortization	5.9%	5.2%	5.9%	5.1%
Pre-opening	0.4%	0.4%	0.4%	0.4%
Restaurant impairments, closure costs and asset disposals	1.8%	1.7%	4.2%	1.4%
Total costs and expenses	103.9%	98.4%	105.5%	100.1%
(Loss) income from operations	(3.9)%	1.6%	(5.5)%	(0.1)%
Interest expense, net	1.8%	0.9%	1.6%	0.8%
(Loss) income before taxes	(5.7)%	0.7%	(7.1)%	(1.0)%
(Benefit from) provision for income taxes	(0.1)%	0.1%	—%	—%
Net (loss) income	(5.6)%	0.6%	(7.1)%	(1.0)%

Third Quarter Ended October 1, 2024 Compared to Third Quarter Ended October 3, 2023

The table below presents our unaudited operating results for the third quarters of 2024 and 2023, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	October 1, 2024	October 3, 2023	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$120,163	$125,208	$(5,045)	(4.0)%
Franchising royalties and fees, and other	2,588	2,646	(58)	(2.2)%
Total revenue	122,751	127,854	(5,103)	(4.0)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,665	31,457	(792)	(2.5)%
Labor	38,423	39,139	(716)	(1.8)%
Occupancy	11,543	11,500	43	0.4%
Other restaurant operating costs	24,124	22,558	1,566	6.9%
General and administrative	12,892	11,864	1,028	8.7%
Depreciation and amortization	7,248	6,626	622	9.4%
Pre-opening	454	541	(87)	(16.1)%
Restaurant impairments, closure costs and asset disposals	2,202	2,135	67	3.1%
Total costs and expenses	127,551	125,820	1,731	1.4%
(Loss) income from operations	(4,800)	2,034	(6,834)	*
Interest expense, net	2,082	1,186	896	75.5%
(Loss) income before taxes	(6,882)	848	(7,730)	*
(Benefit) provision for income taxes	(127)	148	(275)	(185.8)%
Net (loss) income	$(6,755)	$700	$(7,455)	*
Company-owned:
Average unit volume	$1,272	$1,335	$(63)	(4.7)%
Comparable restaurant sales	(3.4)%	(4.3)%
________________
*Not meaningful.

Revenue

Total revenue decreased $5.1 million in the third quarter of 2024, or 4.0%, to $122.8 million, compared to $127.9 million in the third quarter of 2023. This decrease was primarily due to same store sales decreasing, restaurant closures and the refranchising of six company-owned restaurants in the Oregon market with the DND Sale, partially offset by new restaurant openings since the third quarter of 2023. System-wide comparable restaurant sales decreased 3.3% in the third quarter of 2024 compared to the same period of 2023, comprised of a 3.4% decrease at company-owned restaurants and a 2.9% decrease at franchise-owned restaurants.

Cost of Sales

Cost of sales decreased by $0.8 million, or 2.5%, in the third quarter of 2024 compared to the same period of 2023. As a percentage of restaurant revenue, cost of sales increased to 25.5% in the third quarter of 2024 compared to 25.1% in third quarter of 2023 primarily due to the impacts from inflation and menu mix shift, partially offset by a benefit from an increase in menu prices.

Labor Costs

Labor costs decreased by $0.7 million, or 1.8%, in the third quarter of 2024 compared to the same period of 2023. As a percentage of restaurant revenue, labor cost increased to 32.0% in the third quarter of 2024 compared to 31.3% in the third quarter of 2023 due to sales deleverage and wage inflation, partially offset by an increase in menu prices and lower incentive compensation and benefits.

Occupancy Costs

Occupancy costs remained flat in the third quarter of 2024 compared to the third quarter of 2023. As a percentage of restaurant revenue, occupancy costs increased to 9.6% in the third quarter of 2024, compared to 9.2% in the third quarter of 2023 primarily due to sales deleverage.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $1.6 million, or 6.9%, in the third quarter of 2024 compared to the third quarter of 2023. As a percentage of restaurant revenue, other restaurant operating costs increased to 20.1% in the third quarter of 2024 compared to 18.0% in the third quarter of 2023 primarily due to sales deleverage, and increases in marketing expenses and third-party delivery fees.

General and Administrative Expense

General and administrative expense increased by $1.0 million, or 8.7%, in the third quarter of 2024 compared to the third quarter of 2023, primarily due to costs from the Company’s bi-annual national summit, and an increase in expenses as a result of obsolete warehouse inventory related to menu transformation. As a percentage of revenue, general and administrative expense increased to 10.5% in the third quarter of 2024 from 9.3% in the third quarter of 2023.

Depreciation and Amortization

Depreciation and amortization increased by $0.6 million, or 9.4%, in the third quarter of 2024 compared to the third quarter of 2023, due primarily to new asset additions for restaurants opened and information technology additions, partially offset by restaurant closures since the third quarter of 2023.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased $0.1 million in the third quarter of 2024 compared to the third quarter of 2023. The increase was largely due to an increase in impairment charges related to leased assets. There were no restaurants impaired during either the third quarter of 2024 or the third quarter of 2023.

Interest Expense, Net

Interest expense, net increased $0.9 million in the third quarter of 2024 compared to the third quarter of 2023, due primarily to higher average debt balances and higher interest rates in the third quarter of 2024 as compared to the third quarter of 2023.

Provision for Income Taxes

The effective tax rate for the third quarter of 2024 and for the third quarter of 2023 reflect the impact of the previously recorded valuation allowance. The primary components of the provision for income tax (for both quarters) are related to state tax and the change in our valuation allowance. For the remainder of fiscal 2024, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Three Quarters Ended October 1, 2024 Compared to Three Quarters Ended October 3, 2023

The table below presents our unaudited operating results for the first three quarters of 2024 and 2023, and the related period-over-period changes.

	Three Fiscal Quarters Ended		Increase / (Decrease)
	October 1, 2024	October 3, 2023	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$363,897	$370,829	$(6,932)	(1.9)%
Franchising royalties and fees, and other	7,600	8,256	(656)	(7.9)%
Total revenue	371,497	379,085	(7,588)	(2.0)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	91,223	93,182	(1,959)	(2.1)%
Labor	115,791	118,626	(2,835)	(2.4)%
Occupancy	34,985	34,351	634	1.8%
Other restaurant operating costs	71,514	69,163	2,351	3.4%
General and administrative	39,503	37,968	1,535	4.0%
Depreciation and amortization	21,985	19,313	2,672	13.8%
Pre-opening	1,422	1,642	(220)	(13.4)%
Restaurant impairments, closure costs and asset disposals	15,488	5,313	10,175	191.5%
Total costs and expenses	391,911	379,558	12,353	3.3%
Loss from operations	(20,414)	(473)	(19,941)	*
Interest expense, net	6,058	3,201	2,857	89.3%
Loss before taxes	(26,472)	(3,674)	(22,798)	*
Provision for income taxes	48	45	3	6.7%
Net loss	$(26,520)	$(3,719)	$(22,801)	*
Company-owned:
Average unit volumes	$1,282	$1,335	$(53)	(4.0)%
Comparable restaurant sales	(2.6)%	(1.3)%
________________
*Not meaningful.

Revenue

Total revenue decreased by $7.6 million, or 2.0%, in the first three quarters of 2024, to $371.5 million compared to $379.1 million in the same period of 2023. This decrease was primarily due a decline in comparable restaurant sales, restaurant closures and the refranchising of six company-owned restaurants in the Oregon market as part of the DND Sale, partially offset by an increase in restaurant openings since the third quarter of 2023. Comparable restaurant sales decreased 2.3% system-wide in the first three quarters of 2024 compared to the first three quarters of 2023 comprised of a 2.6% decrease at company-owned restaurants and 1.0% decrease at franchise-owned restaurants.

Cost of Sales

Cost of sales decreased by $2.0 million, or 2.1%, in the first three quarters of 2024 compared to the same period of 2023. As a percentage of restaurant revenue, cost of sales remained flat at 25.1% in the first three quarters of 2024 compared to the first three quarters of 2023 primarily due to a benefit from an increase in menu prices, offset by inflation and menu mix shift.

Labor Costs

Labor costs decreased by $2.8 million, or 2.4%, in the first three quarters of 2024 compared to the same period of 2023. As a percentage of restaurant revenue, labor costs decreased to 31.8% in the first three quarters of 2024 compared to 32.0% in the first three quarters of 2023 primarily due to benefits from hourly labor efficiency and lower incentive compensation and benefits, partially offset by wage inflation and sales deleverage.

Occupancy Costs

Occupancy costs increased by $0.6 million, or 1.8%, in the first three quarters of 2024 compared to the first three quarters of 2023. As a percentage of restaurant revenue, occupancy costs increased to 9.6% in the first three quarters of 2024 compared to 9.3% in the first three quarters of 2023 primarily due to sales deleverage.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $2.4 million, or 3.4%, in the first three quarters of 2024 compared to the first three quarters of 2023. As a percentage of restaurant revenue, other restaurant operating costs increased to 19.7% in the first three quarters of 2024, compared to 18.7% in the first three quarters of 2023, primarily due to sales deleverage and increases in delivery fees and marketing expenses.

General and Administrative Expense

General and administrative expense increased by $1.5 million, or 4.0%, in the first three quarters of 2024 compared to the first three quarters of 2023, primarily due to costs from the Company’s bi-annual national summit, increases in marketing spend and executive transition costs, partially offset by a decline in employee related labor costs. As a percentage of revenue, general and administrative expense increased to 10.6% in the first three quarters of 2024 from 10.0% in the first three quarters of 2023.

Depreciation and Amortization

Depreciation and amortization increased by $2.7 million, or 13.8%, in the first three quarters of 2024 compared to the first three quarters of 2023, primarily due to new asset additions for new restaurant openings and information technology, partially offset by restaurant closures.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased by $10.2 million in the first three quarters of 2024 compared to the first three quarters of 2023. The increase was largely due to an increase in fixed asset impairment charges with twelve restaurants impaired in the first three quarters of 2024 compared to one restaurant impaired in the first three quarters of 2023. In the second quarter of 2024, we performed a review of underperforming restaurants. Through this review, we identified a group of restaurants that we will seek to close on or before their next lease renewal dates, and are unlikely to recover the net book value of their assets.

Interest Expense

Interest expense increased by $2.9 million in the first three quarters of 2024 compared to the same period of 2023. The increase was primarily due to higher average borrowings and higher interest rates in the first three quarters of 2024 compared to the first three quarters of 2023.

Provision for Income Taxes

The effective tax rate for the first three quarters of 2024 and for the first three quarters of 2023 reflect the impact of the previously recorded valuation allowance. The primary components of the provision for income tax (for both quarters) are related to state tax and the change in our valuation allowance. For the remainder of fiscal 2024, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax. We estimate the annual effective tax rate for 2024 to be between (1.0%) and (0%).

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

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Three Fiscal Quarters Ended
	October 1, 2024	October 3, 2023
Net cash provided by operating activities	$17,545	$27,331
Net cash used in investing activities	(22,921)	(36,622)
Net cash provided by financing activities	5,671	10,298
Net increase in cash and cash equivalents	$295	$1,007

Operating Activities

Net cash provided by operating activities was $17.5 million in the first three quarters of 2024 compared to net cash provided by operating activities of $27.3 million in the first three quarters of 2023. The decrease in operating cash flow resulted primarily from a decrease in net income as adjusted for non cash items including depreciation and impairments, as well as changes in working capital related to the timing of accounts payable, payroll and accrued liabilities.

Investing Activities

Net cash used in investing activities decreased $13.7 million to $22.9 million in the first three quarters of 2024 from $36.6 million in the first three quarters of 2023. This decrease was primarily due to decreased spend for new restaurants and restaurant technology and proceeds from refranchising transactions.

Financing Activities

Net cash provided by financing activities was $5.7 million in the first three quarters of 2024, compared to $10.3 million in the first three quarters of 2023. The decrease from the first three quarters of 2023 was primarily due to a reduction in net borrowings to fund capital spending in 2024, partially offset by repurchases of common stock in the first three quarters of 2023.

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

We estimate capital expenditures will be approximately $29.0 million to $31.0 million for fiscal year 2024, including $4.0 million to $6.0 million for the remainder of the year, primarily for the opening of company-owned restaurants before any reductions for landlord reimbursements, reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by currently available cash and cash equivalents, cash flows from operations and if necessary, undrawn capacity under our revolving credit line.

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

Liquidity. As of October 1, 2024, we had a cash balance of $3.3 million compared to $3.0 million as of January 2, 2024. The amount available for future borrowings under our A&R Credit Agreement (defined below) was $32.1 million as of October 1, 2024. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and available borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs, new restaurant openings, and capital improvements and maintenance of existing restaurants for at least the next twelve months.

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

On October 29, 2024, we amended our A&R Credit Agreement, by entering into that certain Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). Among the modifications, the Second Amendment: (i) increased the maximum applicable rate ranges (A) with respect to SOFR loans, from 1.75% - 3.00% to 1.75% - 3.75% per annum and (B) with respect to base rate loans, from 0.75% - 2.00% to 0.75% - 2.75% per annum, in each case as determined by the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement), (ii) conditioned the use of the general restricted payment basket on satisfaction of a Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) of less than or equal to 4.00 to 1.00 and a Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) of greater than or equal to 1.25 to 1.00, (iii) restricted entry into new lease agreements so long as the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the Credit Agreement is greater than or equal to 4.50 to 1.00, (iv) increased the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the Credit Agreement to be no greater than (x) 5.50 to 1.00 for the fiscal quarter ending on October 1, 2024 until and including the last day of the fiscal quarter ending September 30, 2025 and (y) stepping down to (1) 5.25 to 1.00 per annum for the fiscal quarter ending December 30, 2025, (2) 5.00 to 1.00 per annum for the fiscal quarters ending March 31, 2026 and June 30, 2026, (3) 4.75 to 1.00 for the fiscal quarters ending September 29, 2026 and December 29, 2026 and (4) 4.50 to 1.00 per annum for the fiscal quarter ended March 30, 2027 and thereafter and (v)

amended the Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(b) of the Credit Agreement to be no less than (x) 1.05 to 1.00 for the fiscal quarter ending on October 1, 2024 until and including the last day of the fiscal quarter ending September 30, 2025 and (y) stepping up to (1) 1.15 to 1.00 for the fiscal quarters ending December 30, 2025 and March 31, 2026 and (2) 1.25 to 1.00 for the fiscal quarter ending June 30, 2026 and thereafter.
As of October 1, 2024, we had $89.9 million of indebtedness (excluding $1.6 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under our A&R Credit Agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of October 1, 2024.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on outstanding debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of October 1, 2024, we had $89.9 million of outstanding borrowings under our A&R Credit Agreement, with an average interest rate during the first three quarters of 2024 of 8.67%, compared to 8.0% during the three quarters of 2023, driven by an increase in market base rates. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $0.9 million on an annualized basis.

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

Inflation

The primary inflationary factors affecting our operations are food costs, labor costs, energy costs and materials and labor used in the construction of new restaurants. Additionally, many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. During the first three quarters of 2024, the degree of inflation moderated compared to 2023. We anticipate inflation may affect our results in the near future.

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2024, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

During the quarter ended October 1, 2024, we implemented a new ERP system, which replaced a legacy system where a significant portion of our transactions were originated, processed and, or recorded. We updated our internal control over financial reporting, as necessary, to accommodate related changes in our financial management processes resulting from this implementation. While we believe that this new system will enhance our internal control over financial reporting, there are inherent risks in implementing a new ERP system. Accordingly, we will continue to evaluate the design and operating effectiveness of these controls.

Except for this system implementation, there have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Executive Officer Trading

During the quarter ended October 1, 2024, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1*
Transition Services and Separation Agreement between Noodles & Company and Brad West dated September 10, 2024 (filed as Exhibit 10.1 with the Registrant’s 8-K filed on September 11, 2024, File No. 001-35987)

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

NOODLES & COMPANY
By:	/s/ MIKE HYNES
Mike Hynes Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	November 7, 2024