Form 10-K
period 2024-12-31
NOODLES & Co
filed 2025-03-07
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of July 2, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $53.3 million. This amount was calculated based on the closing price of the common stock on July 2, 2024 on the Nasdaq Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of February 28, 2025, there were 45,738,007 shares of the registrant’s Class A common stock, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to its 2025 Annual Meeting of Stockholders, to be held on or about May 14, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K, where so indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including but not limited to the risks and uncertainties discussed under Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1. “Business.” In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. Forward-looking statements may relate to, among other things: (i) our business objectives and strategic plans, including projected or anticipated growth rates, including in guest traffic, digital orders, and new restaurants, revenues, planned improvements in operational efficiencies, gross margins, and cost management, and enhancements to our restaurant environments and guest engagement, including the anticipated impacts of innovations, improvements, and marketing efforts; (ii) our expectations about pricing strategy; (iii) our expectations about the competitiveness of the labor market and our ability to hire, train, and retain qualified personnel; (iv) anticipated capital investments and the results of such investments, including in new restaurant openings, local marketing, our digital capabilities, and information technology systems, and the anticipated related benefits; (v) our expectations about restaurant operating costs, including commodity and food prices, occupancy costs, and labor and energy costs; and our ability to offset higher costs with menu price increases and related impacts on consumer behavior; (vi) anticipated legislation and other regulation of our business, the expected impacts of government regulations on our operations and financial condition, and changes in such regulation, including in relation to our franchise operations; (vii) our ability to attract and build relationships with experienced franchise partners; (viii) our expectations about anticipated uses of, and risks associated with, future cash flows, liquidity, future capital expenditures, and other capital deployment opportunities, and taxes; (ix) our expectations regarding competition; (x) our expectations regarding demand and business recovery, consumer preferences, and consumer discretionary spending; (xi) our ability to successfully implement our food safety programs; (xii) our ability to successfully implement our health and safety initiatives; (xiii) our expectations and other statements regarding interest rates, commodity prices, and other factors; (xiv) the seasonality of our business; (xv) anticipated impacts of future pandemics; (xvi) our plans to regain compliance with Nasdaq’s continued listing required requirements; and (xvii) the other risks discussed under the section titled Risk Factors below. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Unless required by United States federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

i

PART I
ITEM 1.    Business
General
Noodles & Company is a restaurant concept offering lunch and dinner within the fast-casual segment of the restaurant industry. Our core offerings include noodle and pasta dishes, staples of many different cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally-inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, salads, soups and appetizers. As of December 31, 2024, we operated 463 restaurants in 31 states, which included 371 company locations and 92 franchise locations.
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

Our customers experience the Noodles brand through our company-owned and franchise operated locations, and digitally through our mobile app, website www.noodles.com and third-party delivery services. In 2024, approximately 56% of our sales were derived from digital ordering, where guests have the opportunity to select in restaurant quick pick-up or delivery to their home or office. We believe that the breadth of ways that consumers can access our brand, the variety inherent in our menu, and how well our food travels is a business strength in relation to consumer trends towards convenience.

We are one of the only national restaurant chains to offer a menu devoted to noodles across a variety of cuisines. We offer a wide variety of flavor profiles, combining classic noodle dishes with more contemporary options. We hand-chop fresh vegetables and prepare nine noodle varieties in-house every day. All of our dishes are cooked-to-order. Choice and customization have always been a great strength of the brand. This focus on culinary innovation allows us to prepare and serve high quality food and meet changing consumer expectations. In late 2024, we began one of the most comprehensive menu upgrade in our 30-year history. This includes reimagined favorites including more sauce, more vegetables, and more premium ingredients. Additionally, the new menu includes thoughtfully curated new dishes with bold flavors that addressed gaps in our existing menu offering. We began the rollout of our updated menu in late 2024 and will be substantially complete by the end of the first half of 2025.

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

Restaurant Portfolio and Franchising

Restaurant Portfolio. As of December 31, 2024, we had 371 company-owned restaurants and 92 franchise restaurants in 31 states. Our restaurants are typically between 2,000 and 2,600 square feet and are located in end-cap, in-line or free-standing locations across a variety of suburban, collegiate and urban markets. We continue to analyze our restaurant prototype design to better facilitate future expansion and better meet the needs of the changing consumer experience.

Restaurant Development. In 2024, we opened ten new company-owned restaurants. In 2025, we plan to open two new company-owned restaurants.

Certain Restaurant Closures. We closed thirteen company-owned restaurants in 2024, most of which were either generating low or negative cash flows, at or approaching the expiration of their leases, or in trade areas that are not as well positioned for current consumer trends. We will continue to analyze our restaurant portfolio and expect to close or relocate certain restaurants, that are at, or near, the expiration of their leases, generating low or negative cash flows or in trade areas that are not as well positioned for current consumer trends.

Franchising. As of December 31, 2024, we had 92 franchise units in 20 states operated by 14 franchisees. In 2024, our franchisees opened three restaurants and closed seven restaurants. In 2024, we sold six company-owned restaurants to a franchisee (the “DND Sale”). As part of the DND Sale, we entered into a six-year development plan commitment that includes development of ten new locations throughout Oregon and Washington. We have 10 area developers who have signed development agreements providing for the opening of 119 restaurants in their respective territories. We expect franchising to be a part of our growth strategy in future years which could include refranchising existing markets. We look for experienced, well-capitalized franchise partners who are able to leverage their existing infrastructure and local knowledge in a manner that benefits both our franchisees and us. We expect to continue to offer development rights in markets where we do not intend to build company-owned restaurants. We may offer such rights to larger developers who commit to open 10 or more units, or to smaller developers who may commit to open fewer restaurants. We do not currently intend to offer single-unit franchises. We believe the strength and attractiveness of our brand will attract experienced and well-capitalized area developers.

Site Development and Expansion

We consider our site selection and development process critical to our long-term success. We have used a combination of our own internal team and outside real estate consultants to locate, evaluate and negotiate new sites using various criteria. In making site selection decisions, we use several analytical tools designed to uncover the key site, demographic, business, retail, competitive and traffic characteristics that drive successful locations. We utilize third-party resources to assist with evaluating potential new sites. Once a location has been approved by our executive-level selection committee, we begin a design process to match the characteristics and feel of the location to the trade area. Due to increased construction and development costs and lower than expected returns on investment on recent new restaurant openings, we have reduced our new restaurant development pipeline for 2025 and 2026.

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

Training and Career Development. We believe that our training efforts create a culture of continuous learning and professional growth that allows our team members to continue their career development with us. Within each restaurant, two to four team members are designated to lead the training efforts and maintain a consistent approach to team member development. We produce training materials that encourage individual contributions and participation from our team members while also requiring adherence to certain guidelines and procedures.

Food Preparation and Quality. Our teams use classic professional cooking methods, including sautéing many of our vegetables, in full kitchens resembling those of full-service restaurants. All team members, including our restaurant managers, spend their first several days working solely with food and learning these techniques, and we spend a significant amount of time training team members to prepare and cook our food properly.

The majority of our restaurants have exhibition-style kitchens. This design demonstrates our commitment to cooking fresh food in an accessible manner. We provide each customer with individual attention and make every effort to respond to customer suggestions and concerns in a personal and hospitable way.

We require all of our dishes to be cooked to order at food safe temperatures or, in the case of salads, subject to our produce washing protocols, as food safety is a top priority for us. We have designed our food safety and quality assurance programs to maintain high standards for our food and food preparation procedures. Our director of quality assurance oversees robust restaurant and supplier audits based upon the potential food safety risk of each food. We also consider food safety and quality assurance when selecting our distributors and suppliers. Our suppliers are inspected by federal, state and local regulators or other reputable, qualified inspection services, which promotes compliance with all federal food safety and quality guidelines. We regularly inspect our suppliers to confirm that the ingredients we buy conform to our quality standards and that the prices we pay are competitive. We train our employees to pay detailed attention to food quality at every stage of the food preparation cycle, and we have developed a daily checklist that our employees are required to use to assess the freshness and quality of food supplies. Finally, we encourage our customers to provide feedback regarding our food quality so that we can identify and resolve problems or concerns as quickly as possible.

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
•Our Contemporary Menu Offerings. At the heart of our marketing is our food and the desire to craft harmonious dishes that reflect the modern, borderless flavors and celebrate fresh, cooked to order, real food. We focus some of our marketing efforts on new menu offerings to broaden our appeal to our customers and we continue to invest in high quality ingredients and portions that improve the taste and appearance of our dishes. At the same time, we showcase the dishes that continue to be loved by many. For instance, in 2024, our focus on new menu offering efforts centered around the launch of three new dishes: Crispy Chicken Bacon Alfredo, Chipotle Chicken Cavatappi and Lemon Garlic Shrimp Scampi. In 2025, we are set to introduce five new contemporary dishes and culinary changes to four other dishes.
•Brand Platform. From time to time, we launch new brand platforms to enhance our brand awareness, introduce Noodles to new guests and remind existing guests what sets Noodles apart.
•Loyalty Program. Our Noodles Rewards program grew approximately 8% during 2024 to approximately 5.6 million members. The Rewards program provides us with guest data that can be used to target and personalize offers and communications. The program allows guests to accumulate reward points associated with each purchase that can be redeemed for offers such as free bowls, free side dishes, discounts, and free delivery. Rewards members are typically the first to learn about new offerings, and in some cases are provided exclusive access to certain menu items for a limited time.
•Digital Business. We continue to make strategic investments in our digital capabilities to improve the overall guest experience and increase our digital sales. Our digital platforms, inclusive of our website and our app, offer guests a differentiated and seamless ordering experience and make it convenient for guests to purchase their favorites. We use our digital platforms to increase brand engagement and usage of the Rewards program. Additionally, we have expanded our third-party partnerships to increase our brand’s reach among guests who primarily place orders through these delivery providers. We invest in digital advertising to advertise specific product categories, highlight convenient off-premise channel offerings, communicate rewards and encourage guest action and long-term guest loyalty. We leverage zero-party, first-party and third-party data to drive effective and efficient advertising spend, helping us to improve the return on our investment. We have installed digital menu boards across all company-owned locations that allow us to showcase key menu features, target guest communication, enhance our pricing capabilities and increase flexibility for culinary testing.

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

Oversight and Management. We value the diversity of our team members, which reflects the diversity of our guests and communities, and believe in creating an inclusive and equitable environment that supports equal employment opportunities and represents a broad spectrum of backgrounds and cultures. Our Human Resources department is tasked with managing employment-related matters, including recruiting and hiring, onboarding and training, compensation and benefit planning, organizational design, performance management, succession planning and talent development. Our management and cross-functional teams also work closely to evaluate human capital management matters such as team member retention, workplace safety, harassment and bullying, as well as to implement measures to mitigate these risks.

Our Board of Directors and Board committees provide oversight on certain human capital matters. Our Compensation Committee, with input from members of our management team and a third-party compensation consultant, who provides benchmarked data, has responsibility for approving annually certain elements of compensation, including our incentive compensation plans and equity-based plans. Management provides input into the design of our incentive compensation programs to confirm that these programs support the Company’s business objectives and strategic priorities. The annual business plan initially established by our management, and approved by our Board, is an important element of our Compensation Committee’s decision-making process for performance measures and goals.

At Noodles & Company, we prioritize investing in our workforce by offering industry competitive base wages and salaries, performance-based cash and equity incentives, and competitive benefits that enhance the well-being, career growth, and financial security of our team members. Our quarterly and annual performance-based bonus plans are designed to align compensation with company success by rewarding team members for achieving key financial and operational performance metrics. Additionally, eligible team members receive long-term incentives—such as restricted stock units (RSUs) and performance stock units (PSUs)—that align their interests with long-term shareholder value creation.

Beyond compensation, Noodles & Company provides a competitive and targeted benefits package designed to support the financial, physical, and mental well-being of our team members. Our offerings include medical, dental, and vision insurance, along with mental health support and wellness programs to promote overall well-being. To enhance financial security, we offer a 401(k) program with a company match, an Employee Stock Purchase Plan (the “ESPP” plan), early access to earned wages, a deferred compensation plan for eligible positions, and short-term and long-term disability coverage for eligible positions.

Additionally, we support team member engagement and work-life balance with paid time off, family-planning benefits, immigration support, education assistance, and meal discounts. Our Employee Assistance Program (EAP) provides valuable resources, including financial planning support and legal assistance, providing our team members access to the tools they need for personal and professional success. We are committed to fostering career growth by offering leadership development programs, skills training, and succession planning to prepare team members for higher-level roles. Our goal of being a best-in-class workplace has earned us continued recognition, including being named one of Forbes’ Best Employers for Diversity for the fourth consecutive year in 2024.

To further demonstrate our commitment to supporting our team members, we established the Noodles & Company Foundation to provide assistance in times of need and invest in their futures. Since its inception, the Foundation has granted over $580,000 in emergency assistance and more than $540,000 in scholarships to help team members and their families achieve their educational goals. Created by and for our team members, the Foundation reinforces our dedication to fostering a resilient, empowered workforce and giving back to the communities we serve. Looking ahead, we are planning to continue to elevate the team member experience by enhancing our talent development, workplace culture, and innovative total rewards programs that differentiate Noodles & Company as an employer of choice in our industry.

As of December 31, 2024, we had approximately 7,300 employees, including approximately 500 salaried employees and approximately 6,800 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.

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

Our quarterly results are also affected by other factors such as the amount and timing of incentive-based compensation expense and related tax rate impacts, impairment charges and non-operating costs, timing of marketing or promotional expenses, the number and timing of new restaurants opened in a quarter, and the closure of restaurants. New restaurants typically have higher operating costs following opening because of the expenses associated with their opening and operating inefficiencies in the months immediately following opening. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Competition

We face competition from the casual dining, quick-service and fast-casual segments of the restaurant industry. These segments are highly competitive with respect to taste, price, food quality and presentation, service, location and the ambiance and condition of each restaurant, among other things. Our competition includes a variety of locally owned restaurants and national and regional chains who offer dine-in, carry-out and delivery services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we have. Among our competitors are a number of multi-unit, multi-market fast-casual restaurant concepts, some of which are expanding nationally. We will continue to face competition from these concepts and new competitors that strive to compete within our market segments.

We also face competition from firms outside the restaurant industry, such as grocery stores and home meal replacement services, who sell prepared meals for takeout and delivery service.

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

ITEM 1A.    Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other filings with the Securities and Exchange Commission, before deciding whether to invest in our common stock. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Business and Industry

We may not achieve our operational, strategic or financial goals.

We continue to pursue a number of financial, operational and strategic goals and we may be unsuccessful in achieving some or all of them. Our strategies are designed to, among other objectives, improve restaurant operations and increase our restaurant revenue, comparable restaurant sales, net income and adjusted EBITDA, as defined in management’s discussion and analysis. However, our strategies may not be successful in achieving these goals in part or at all.

Our strategies include innovating our menu offerings, enhancing our menu structure and layout, improving operational effectiveness and strengthening our financial foundation, optimizing our catering offerings, refining our pricing strategies, better understanding and tailoring communications to customers through our customer data platform and digital ecosystem, introducing new technology and equipment, and continuing to focus on manager selection, training and development of our teams. However, customers may not favor new menu offerings and pricing or may not find initiatives aimed at off-premise dining appealing, and our efforts to increase our sales growth and improve our offerings may be unsuccessful. Additionally, our operational initiatives may be ineffective at reducing costs or may reduce the quality of the customer experience. Any failure of our new initiatives could materially adversely affect our business, financial condition, results of operations or cash flows.

Further, we have had, and expect to continue to have, initiatives in various stages of testing, evaluation and implementation, upon which we expect to rely to improve our results of operations and financial condition. Failure to achieve successful implementation of our initiatives, including our menu innovation rollout, could materially adversely affect our business, financial condition, results of operations or cash flows.

Our strategic and operational goals are designed to improve our results of operations, including restaurant revenue and profitability. The level of comparable restaurant sales, which represent the change in year-over-year sales for restaurants open for at least 18 full periods, affects our restaurant revenue growth and will continue to be a critical factor affecting profitability. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our initiatives, including increasing guest traffic. It is possible that such initiatives will not be successful, that we will not achieve our desired comparable restaurant sales growth or that the change in comparable restaurant sales could be negative, which may cause a decrease in restaurant revenue and profitability that could materially adversely affect our business, financial condition, results of operations or cash flows. For example, in 2023 and 2024 we experienced a decline in same store sales, as well as an increased loss from operations.

Changes in economic conditions, including higher inflationary pressures and continued elevated interest rates, may reduce customer demand and increase our costs.

Our business, and the restaurant industry in general, depends on consumer discretionary spending. Changes in market conditions, including negative economic conditions resulting from inflation, increased interest rates, recessionary economic cycles, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, stock market volatility, war, terrorist activities, global economic occurrences or trends or other geo-political events, may result in decreased consumer confidence, increased cost of consumer credit and ultimately reduced consumer disposable income. In turn, consumers may make changes to their discretionary spending behavior in a way that negatively affects our business, including dining out less frequently, reducing the amount they spend while dining out, or choosing to eat at other lower priced restaurants. Additionally, these changes in market conditions may impact our development pipeline, including the availability of new sites, increased construction costs and availability of contract labor.

Changes in economic conditions, particularly with respect to inflationary pressures, may result in increased interest rates persisting for longer than expected and/or further increases in interest rates, labor shortages, and supply chain disruptions. These inflationary pressures may also increase our costs including our labor and raw material costs, utilities, and our cost of borrowing, and we may not be able to fully offset such higher costs through price increases. For example, in 2023 and 2024, we executed amendments to our credit agreement, which resulted in increased borrowing rates. In 2022, the cost of several of our food ingredients increased as a result of inflation in many commodities, particularly the cost of our chicken. As a result, we implemented a temporary chicken-price surcharge of $1.00 for several months while chicken was at its peak of the commodity cycle and made certain other menu price increases throughout 2022.

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

We have historically, and expect to continue to, utilize menu price increases to help offset cost increases, including increased cost for food ingredients and supplies, wages, employee benefits, insurance costs, construction, utilities and other key operating costs. If our selection and amount of menu price increases are not accepted by consumers and reduce guest traffic, or are insufficient to counter increased costs, our financial results could be negatively affected. For example in 2023, primarily in response to inflationary food, labor and operating costs, we made certain menu price increases, which we believe negatively affected our traffic.

Unexpected events have impacted and may in the future impact our business, financial condition and results of operations.

The occurrence of one or more unexpected events, including war, acts of terrorism, pandemics, civil unrest, natural disasters and other forms of severe weather in the United States or in other locations in which our suppliers are located, have affected and could in the future affect our operations and financial performance. It is possible that weather conditions may impact our business more than other businesses in our industry because of the significant concentration of our restaurants in the Upper Midwest, Rocky Mountain and Mid-Atlantic states. Such events could affect our guest traffic, sales and operating costs and/or cause complete or partial closure of one or more distribution centers, cause temporary or long-term disruption or inoperability of our information technology systems (including our digital platform), temporary or long-term disruptions in our delivery channel or the supply of products from suppliers, and disruption and delay in the transport of products, any of which may have a material adverse effect on our business, financial condition, and results of operations. Existing insurance coverage may not provide protection from all the costs that may arise from such events.

We are subject to risks associated with long-term non-cancellable leases and the costs of exiting leases at restaurants we have closed or may close in the future may be greater than we estimate or could be greater than the funds we raise to address closure costs.

We do not own any real property. Payments under our operating leases account for a significant portion of our operating expenses and we expect the new restaurants we open in the future will similarly be leased. Our leases generally have an initial term of ten years and generally can be extended only in five-year increments (at increased rates). All of our leases require a fixed annual rent, although some require the payment of additional rent if restaurant sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. In connection with closing restaurants, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In 2024, we performed a detailed portfolio review that identified approximately 20 restaurants that we evaluated for potential closure before the end of their lease terms. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations.

Opening and operating new restaurants entails numerous risks and uncertainties.

One element of our operational strategy is the opening of new restaurants and operating those restaurants on a profitable basis with an acceptable return on investment. In 2024, we opened ten company-owned restaurants and closed thirteen company-owned restaurants. In 2024, our franchisees opened three restaurants and closed seven restaurants.

Opening new restaurants presents numerous risks and uncertainties. We may not successfully identify an appropriate location or be able to open new restaurants as quickly as planned. In the past, we have experienced delays in opening some restaurants due to adverse weather and permitting delays. Delays or failures in opening new restaurants could occur in the future and could materially adversely affect our business strategy and our expected results.

Our ability to successfully open new restaurants also depends on other factors, including: site selection; local economic trends and demographics; proximity of potential development sites to an existing location; anticipated development near our new restaurants; negotiating leases with acceptable terms; identifying, hiring and training qualified employees; the state of the labor market in each local market; timely delivery of leased premises to use; managing construction and development costs; avoiding the impact of inclement weather, natural disasters and other calamities; obtaining construction materials and labor at acceptable costs; securing required governmental approvals, permits and licenses; generating sufficient returns on our new restaurant investments; and accessing capital. Our new restaurant growth will decrease in 2025 due to lower than expected rates of return on investment for our recently opened restaurants as well as increased construction and development costs. As a result, we have reduced our new restaurant development pipeline for 2025. We continue to enhance our operating model and are researching a new prototype that would address costs, as well as changing consumer behaviors.

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

If our new restaurants do not perform as planned, our business and future prospects could be harmed. In addition, if we are unable to achieve our expected average restaurant sales, our business, financial condition, results of operations or cash flows could be materially adversely affected. The return on investment on our recent new restaurant openings have not been as expected. As a result, we have reduced our new restaurant development pipeline for 2025.

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

Our ability to continue to grow our business depends substantially on the contributions and abilities of our executive leadership team and other key management personnel. Changes in senior management could expose us to significant changes in strategic direction and initiatives. In 2023, we hired a new Chief Financial Officer and appointed an interim Chief Executive Officer, ultimately naming him our permanent Chief Executive Officer in 2024. We also appointed our new Chief Concept Officer and an Executive Vice President of Marketing in 2024 and recently announced the appointment of our new President and Chief Operating Officer in February 2025. A failure to maintain appropriate organizational capacity and capability to support our strategic initiatives or to build adequate bench strength with key skill sets required for seamless succession of leadership, could jeopardize our ability to meet our business performance expectations and growth targets. If we are unable to attract, develop, retain and incentivize sufficiently experienced and capable management personnel, our business and financial results may suffer.

If we or our franchisees face labor shortages or increased labor costs, our operating results could be adversely affected.

Labor is a primary component in the cost of operating our restaurants and our success depends in part upon our and our franchisees’ ability to control labor costs and attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees. Qualified individuals needed to fill these positions has been and may continue to be in short supply in some geographic areas. In addition, restaurants have traditionally experienced relatively high employee turnover rates relative to other industries. If we encounter labor shortages, we have and may continue to be forced to temporarily close restaurants or reduce store hours, which could result in reduced revenue. In addition, failure to recruit and retain qualified individuals has and may continue to delay the planned openings of new restaurants. If labor costs increase, whether because of increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs (including costs associated with workers’ compensation and health insurance coverage), our operating expenses could increase.

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

We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, despite our training, support and monitoring, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and train qualified managers and other restaurant personnel. The failure of our franchisees to operate their franchises successfully could have a material adverse effect on us, our reputation, our brand and our ability to attract prospective franchisees and could materially adversely affect our business, financial condition, results of operations or cash flows. Failure to provide our franchisees with adequate support and resources could also materially adversely affect these franchisees, as well as cause disputes between us and them and potentially lead to material liabilities.

Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us or be able to find suitable sites on which to develop them, or they may elect to cease development for other reasons, including as a consequence of elevated interest rates and construction cost inflation. Franchisees may not be able to negotiate an acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could reduce our franchise revenues. When we sell restaurants to franchisees, we frequently remain liable on the related restaurant facility leases. If franchise owners default on leases that the Company remains liable on, it could result in material liabilities and negatively impact our results from operations and cash flows.

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

We are part of an industry that is vulnerable to cyber attacks and other cybersecurity incidents. In response, we have implemented cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage cybersecurity risks. Our enterprise risk management framework considers cybersecurity risk alongside other company risks as part of our overall risk assessment process. Our enterprise risk management team includes information technology and digital security functions to gather insights for assessing, identifying and managing cybersecurity threat risks, their severity, and potential mitigations. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our risks.

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

We maintain internal resources to perform penetration testing designed to simulate evolving tactics and techniques of real-world threat actors, engage with industry partners and law enforcement and intelligence communities and conduct tabletop exercises and periodic risk interviews across our business. We also engage several independent third parties to perform internal and external penetration testing of our technology environment periodically and engage other third-parties to periodically conduct assessments of our cybersecurity processes and capabilities. In addition, we continue to expand training and awareness practices to mitigate risk from human error, including mandatory computer-based training and internal communications for employees. Our employees undergo cybersecurity awareness training and regular phishing awareness campaigns that are based upon and designed to emulate real-world contemporary threats. We provide prompt feedback (and, if necessary, additional training or remedial action) based on the results of such exercises.

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

We rely on third-party providers to fulfill delivery orders, and the ordering and payment platforms used by these third parties, or our mobile app or online ordering system, could be damaged or interrupted by technological failures, user errors, cyber-attacks or other factors, which may materially adversely impact our sales through these channels and could negatively impact our brand. Additionally, our delivery partners are responsible for order fulfillment and may make errors or fail to make timely deliveries, leading to customer disappointment that may negatively impact our brand. We also incur additional costs associated with using third-party service providers to fulfill these digital orders and the costs of delivery may have a material adverse impact on restaurant level margins. Additionally, several jurisdictions have implemented minimum wages for delivery drivers, and other jurisdictions are considering similar wage regulations, which could increase delivery fees and decrease our digital sales. Our competitive position within the third-party platforms can impact our sales. Moreover, the third-party restaurant delivery business is intensely competitive, with a number of players competing for market share, online traffic, capital, and delivery drivers and other people resources. The third-party delivery services with which we work may struggle to compete effectively, and if they were to cease or curtail operations, or fail to provide timely delivery services in a cost-effective manner, or if they give greater priority on their platforms to our competitors, our delivery business may be negatively impacted. Delivery and catering offerings also increase the risk of illnesses associated with our food because the food is transported and/or served by third parties in conditions we cannot control.

Changes in food and supply costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Shortages or interruptions in the availability of certain supplies caused by seasonal fluctuations, unanticipated demand, problems in production or distribution, food contamination, product recalls, government regulations, inclement weather or other conditions could materially adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Weather related issues, such as freezes, heavy rains or drought, may also lead to temporary spikes in the prices of some ingredients such as produce or meats. Increasing weather volatility or other long-term changes in global weather patterns, including any changes associated with global climate change, could have a significant impact on the price, availability and timing of delivery of some of our ingredients. In addition, at certain times of the year a substantial volume of our produce items is imported from Mexico and other countries. The United States has recently implemented or threatened certain changes in trade policies, including tariffs. Any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy, could result in higher food and supply costs. Any increase in the prices of the food products most critical to our menu, such as pasta, beef, chicken, wheat flour, cheese and other dairy products, tofu and vegetables, could materially adversely affect our operating results, especially if we are unable to increase our menu prices in order to pass these increased costs on to consumers.

In 2022, the cost of several of our food ingredients increased as a result of inflation in many commodities, particularly chicken. As a result, specifically for our chicken purchases, we entered into temporary formula pricing contracts with our vendors and were susceptible to fluctuations in the commodities markets. While we saw material market improvement in chicken and other food ingredients in 2023 and 2024, if food inflation in the chicken market or any other food ingredient were to persist, our financial condition and business operations could be severely impacted. We have, and expect to continue to, enter into fixed-based pricing agreements for certain food ingredients to reduce our exposure to cost increases, but there can be no guarantee that we will be able to do so on favorable terms or at all.

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a material misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock. We may not be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Governmental regulation may adversely affect our business, financial condition, results of operations or cash flows.

We are subject to various federal, state and local regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. Our restaurants are also subject to state and local licensing and regulation by health, sanitation, food and occupational safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses, approvals or permits for our restaurants, which could delay planned restaurant openings or affect the operations at our existing restaurants. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. Moreover, the current uncertainty surrounding government regulations and policies could lead to disruptions in our business.

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
Our operations are also subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime and a variety of similar federal, state and local laws that govern these and other employment law matters. Changes in these laws or implementation of new proposals for similar matters could materially adversely affect our business, financial condition, results of operations or cash flows.

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

Our business involves the collection, transmission and retention of large volumes of customer and employee data (among others), including credit and debit card numbers and other personally identifiable information. The collection and use of such information is regulated at the federal and state levels, as well as internationally. Regulatory requirements, both domestic and abroad, have been changing with increasing regulation relating to the privacy, security and protection of data. Such regulatory requirements may become more prevalent in other states and jurisdictions as well. Monitoring and complying with these laws requires substantial resources and there is no assurance that our compliance efforts will be successful in preventing breaches or data loss. Failure to comply with these laws, whether through fault of our own information systems or those of third parties, could not only cause us to fail to comply with these laws and regulations, but also could cause us to face litigation and penalties that could adversely affect our business, financial condition and results of operations.

Changes in employment laws may adversely affect our business.

Various federal and state labor laws govern the relationship with our employees and affect labor and operating costs. These laws include employee classification as exempt/non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, workers’ compensation rates, mandatory health benefits, immigration status and other wage and benefit requirements. Some jurisdictions, including some of those in which we operate, have recently increased their minimum wage by a significant amount, and other jurisdictions are considering similar actions, which has and may continue increase our labor costs. Several jurisdictions have implemented fair workweek or “secure scheduling” legislation, which impose complex requirements related to scheduling for certain restaurant and retail employees, and additional jurisdictions are considering similar legislation. Several jurisdictions have also implemented sick pay and paid time off legislation, which requires employers to provide paid time off to employees, and “just cause” termination legislation, which restricts companies’ ability to terminate employees or reduce employees’ hours unless they can prove “just cause” or a “bona fide economic reason” for the termination or reduction in hours. All of these regulations impose additional obligations on us and our failure to comply with any of these regulations could subject us to penalties and other legal liabilities. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition, operating results or cash flow: overtime rules; mandatory health benefits; vacation accruals; paid leaves of absence, including paid sick leave; and tax reporting.

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

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet, medications and health or new information regarding the adverse health effects of consuming certain menu offerings. As discussed in Part I, “Business-Governmental Regulation and Environmental Matters” of this 10-K, these changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. Inconsistencies among state laws with respect to presentation of nutritional content could be challenging for us to comply with in an efficient manner. The Patient Protection and Affordable Care Act also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.

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
Increasing attention to and evolving expectations for corporate responsibility matters may increase our costs, harm our reputation, or otherwise adversely affect our business.

Our reputation could be harmed if we fail, or are perceived to fail, to comply with various regulatory requirements or if we are unable to meet stakeholder expectations in a number of areas such as health, safety and security; sustainability; environmental stewardship; climate change; human rights; and corporate governance. We manage a broad range of corporate responsibility matters, taking into consideration their expected effect on the sustainability of our business over time, and the potential effect of our business on society and the environment. Such efforts can be costly and complex, and we may not ultimately accomplish our desired objectives, either as intended or at all. In addition, both guest, and shareholder and other stakeholder expectations regarding such matters are evolving, and navigating these issues will require us to successfully manage differing views on these matters. Adverse incidents or failure to comply or meet expectations with respect to our corporate responsibility efforts could negatively affect our reputation, the cost of our operations, and relationships with guests and shareholder and other stakeholders, all of which could adversely affect our business, results of operations, and the price of our stock.

Risks Related to Our Common Stock and Debt Financing

We may fail to qualify for continued listing on the Nasdaq Global Select Market, which could make it more difficult for our stockholders to sell their shares and reduce our ability to raise additional capital.

We are required to satisfy the continued listing requirements of the Nasdaq Global Select Market (“Nasdaq”) to maintain such listing, including, among other things, the maintenance of a minimum closing bid price of $1.00 per share. On December 24, 2024, we received a notice from Nasdaq indicating that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on Nasdaq. Nasdaq Listing Rule 5450(a)(1) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification of noncompliance had no immediate effect on the listing or trading of our common stock on Nasdaq and we had 180 calendar days from the date of notice to achieve compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must have been at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to the expiration of the 180-calendar day grace period, unless Nasdaq exercised its discretion to extend this ten-day period. On February 5, 2025, Nasdaq notified us that, as of February 5, 2025, we had regained compliance with Nasdaq Listing Rule 5450(a)(1) and that the matter is now closed.

Though we recently regained compliance, we could be notified in the future of non compliance if our stock price again falls below $1 for the compliance time period. We may fail to qualify for continued listing on the Nasdaq Global Select Market again. We intend to monitor closely the closing bid price of our common stock and to consider all of the options for maintaining, or if necessary, regaining, compliance with Nasdaq’s Listing Rule 5450(a)(1), including by proposing a reverse stock split for stockholder approval, if necessary. While we plan to review all available options, there can be no assurance that we will be able to regain compliance with Nasdaq Listing Rule 5450(a)(1) during the 180-calendar day compliance period or any subsequent extension period.

If our common stock is delisted by Nasdaq, we could face significant material adverse consequences, including: a limited availability of market quotations for our common stock; reduced liquidity with respect to our common stock; a determination that our shares are “penny stock,” which will require brokers trading in our shares to adhere to more stringent shares, and which may limit demand for our common stock; a limited amount of analyst coverage for our company; and a decreased ability to obtain additional financing in the future.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including but not limited to: increases and decreases in average unit volumes and comparable restaurant sales; profitability of our restaurants; labor availability and costs for hourly and management personnel; changes in interest rates; macroeconomic conditions, both nationally and locally; negative publicity relating to the consumption of products we serve; changes in consumer preferences and competitive conditions; impairment of long-lived assets and any loss on and exit costs associated with restaurant closures; expansion to new markets; the timing of new restaurant openings and related expense; restaurant operating costs for our newly-opened restaurants; increases in infrastructure costs; and fluctuations in commodity prices. During 2024, we experienced lower comparable sales, lower operating income and a decline in our stock price.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock. Our amended and restated certificate of incorporation authorizes us to issue up to 180,000,000 shares of Class A common stock and Class B common stock. As of December 31, 2024, we have 45,738,007 outstanding shares of Class A common stock and no outstanding shares of Class B common stock. In addition, as of such date, approximately 3,914,863 shares of Class A common stock are issuable upon the exercise of outstanding stock options and the vesting of restricted stock units. Moreover, as of that date, approximately 3.4 million shares of our common stock are available for future grants under our stock incentive plan and for future purchase under our employee stock purchase plan.

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

Our A&R Credit Agreement (as defined below) has a variable interest rate equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.75% to 3.75% per annum, based upon the consolidated total lease adjusted leverage ratio. Interest rates may rise in the future due to inflation or other causes. Interest rates were relatively high during 2022 and 2023 and moderated in 2024. As a result, the costs of servicing our variable interest rate debt have and could again increase again even if the amount borrowed under such credit facility remains the same. Increased servicing costs could adversely affect our business, financial condition, results of operations or cash flows. During 2023 and 2024, we amended our credit agreement which resulted in, among other things, an increase in our borrowing rates.

We may be unable to negotiate favorable borrowing terms, and any additional capital we may require could be senior to existing equity holders, dilute existing equity holders or include unfavorable restrictions.

As a general matter, operating and developing our business requires significant capital. Our credit agreement ends in 2027 and securing access to credit on reasonable terms thereafter will require us to extend or refinance such agreement. In addition, in order to pursue our business and operational strategies, we may need additional sources of liquidity in the future and it may be difficult or impossible at such time to increase our liquidity. Our lenders may not agree to amend our credit agreement at such time to increase our borrowing capacity. Further, our requirements for additional liquidity may coincide with periods during which we are not in compliance with covenants under our credit agreement and our lenders may not agree to further amend our credit agreement to accommodate such non-compliance. Even if we are able to access additional liquidity, agreements governing any borrowing arrangement could contain covenants restricting our operations. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve higher interest rates, especially given the current inflationary environment, and restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets. We amended our credit agreement in 2023 and 2024, which resulted in an increase in our borrowing rates and modifications to both the Fixed Charge and Consolidated Total Lease Adjusted Leverage rations and restrictions related to new restaurant growth and new leases.

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 1C.    Cybersecurity

In the ordinary course of our business, we collect, store and transmit sensitive information including intellectual property, proprietary business information and personal information in connection with business operations. Additionally, we leverage our third-party vendors to collect, use, store, and transmit confidential, sensitive, proprietary, personal, and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by a dedicated information technology team, which is led by our Executive Vice President of Technology, and include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. For example, we regularly monitor our information technology environment for abnormal behavior, conduct penetration and vulnerability testing, data recovery testing, security audits, and ongoing risk assessments, including due diligence on our key technology vendors and other third-party service providers that have access to the personal information we collect, use, store, and transmit. We leverage standard industry tools from a software and hardware perspective and maintain a cybersecurity risk insurance policy. We also conduct periodic employee trainings on cyber and information security, among other topics. In addition, we consult with outside advisors and experts on a regular basis to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment.

Our Executive Vice President of Technology, who reports directly to the Chief Executive Officer and has over 17 years of experience managing information technology and cybersecurity matters, together with our senior leadership team, is responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. Since the beginning of the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “We may be harmed by breaches of security of information technology systems or our confidential consumer, employee, financial, or other proprietary data.”

The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives regular updates on cybersecurity, including immediate notification of any material cybersecurity events, and information technology matters and related risk exposures from our Executive Vice President of Technology as well as other members of the senior leadership team. The Audit Committee also reviews reports from third party service providers and discusses the findings with management. The Board receives updates from management and the Audit Committee on cybersecurity risks.

ITEM 2.    Properties
As of December 31, 2024, we and our franchisees operated 463 restaurants in 31 states. Our restaurants are typically between 2,000 and 2,600 square feet and are located in a variety of suburban, collegiate and urban markets. We lease the property for our central support office and all of the properties on which we operate restaurants. The chart below shows the locations of our company-owned and franchised restaurants as of December 31, 2024.

State	Company- owned	Franchised	Total
Arizona	8	—	8
California	—	10	10
Colorado	54	—	54
Connecticut	—	5	5
Florida	—	6	6
Idaho	7	—	7
Illinois	51	5	56
Indiana	23	1	24
Iowa	10	2	12
Kansas	9	—	9
Kentucky	1	3	4
Maryland	22	—	22
Michigan	—	20	20
Minnesota	45	1	46
Missouri	3	5	8
Montana	—	2	2
Nebraska	—	5	5
Nevada	1	—	1
New York	1	—	1
North Carolina	9	4	13
North Dakota	—	6	6
Ohio	19	—	19
Oregon	—	5	5
Pennsylvania	11	—	11
South Carolina	—	2	2
South Dakota	—	2	2
Tennessee	—	4	4
Utah	16	—	16
Virginia	25	—	25
Washington	—	1	1
Wisconsin	56	3	59
	371	92	463
We are obligated under non-cancelable leases for our restaurants and our central support office. Our restaurant leases generally have initial terms of 10 years with two or more five-year renewal options. Our restaurant leases may require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs.

ITEM 3.    Legal Proceedings
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2024. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock trades on the Nasdaq Global Select Market under the symbol NDLS. As of February 28, 2025, there were approximately 30 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Purchases of Equity Securities by the Issuer
We had no share repurchases during the fourth quarter of 2024.
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
ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” This section of the Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons of 2024 to 2023. Discussions of 2022 items and year-to-year comparisons of 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended January 2, 2024. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1A. “Risk Factors” and elsewhere in this report.
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2024 and 2023, which ended on December 31, 2024 and January 2, 2024, respectively, contained 52 weeks. We refer to our fiscal years as 2024 and 2023. Our fiscal quarters each contained 13 operating weeks.
Overview
Noodles & Company is a restaurant concept offering lunch and dinner within the fast-casual segment of the restaurant industry. We opened our first location in 1995, offering noodle and pasta dishes, staples of many different cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally-inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, soups, salads and appetizers. We believe we offer our customers value with a per-person spend of $13.31 in 2024.
Recent Trends, Risks and Uncertainties
Comparable Restaurant Sales. In fiscal 2024, system-wide comparable restaurant sales decreased 1.5%, comprised of a 1.8% decrease for company-owned restaurants and a 0.2% decrease for franchise restaurants. Restaurant industry sales remain volatile, with elevated levels of discounting targeting increasingly price-sensitive consumers. Our sales have been impacted by the challenging consumer environment and we responded with added promotional support in the fourth quarter of 2024. The consumer environment has caused many restaurant companies to report a decreased level of same store sales in 2024, and our sales trends have followed. We are focusing on revitalizing our menu options and began implementing menu changes late in 2024 and into the first half of 2025 when the substantial portion of the rollout is to be completed nationally. We are taking these and other actions to address these declines, but there is no guarantee these actions will ultimately be successful and we cannot predict the extent and duration of this decline.

Cost of Sales. In recent years, we incurred incremental costs of sales driven by volatility in the commodity and food ingredients markets, particularly with our chicken products, in addition to an increase in packaging costs and distribution. The commodity markets underlying our cost of food have improved since the historically high costs in 2022. Our commodity inflation in 2024 was less than 2%. Throughout these periods of volatility, we have continued to work with our suppliers for ongoing supply chain efficiencies, including managing food waste and adding additional suppliers as necessary.

Labor Costs. Similar to much of the restaurant industry, our base labor costs have risen in recent years. In 2024, we have seen the rate of wage inflation decrease. Our wage inflation in 2024 was less than 3%. We have been able to partially mitigate the impact of wage inflation through a continued focus on maximizing efficiencies of labor hour usage per restaurant.

Other Restaurant Operating Costs. We have and expect to continue to incur third-party delivery fees resulting from a significant and increasing use of third-party delivery services.
Restaurant Development. In 2024, we opened ten company-owned restaurants and three franchise restaurants. As of December 31, 2024, we had 371 company-owned restaurants and 92 franchise restaurants in 31 states. In 2025, we plan to open two new company-owned restaurants.
Certain Restaurant Closures. We closed thirteen and six company-owned restaurants in 2024 and 2023, respectively, most of which were either generating low or negative cash flows, at or approaching the expiration of their leases or in trade areas that are not as well positioned for current consumer trends. We continue to analyze our restaurant portfolio and expect to close certain restaurants that are either generating low or negative cash flows, at or approaching the expiration of their leases or in trade areas that are not as well positioned for current consumer trends.
Impairment of Long-lived Assets. We impaired sixteen restaurants in 2024 and two restaurants in 2023. We performed a detailed review of significantly underperforming restaurants in 2024 and based on this review, recorded impairments on certain restaurants that we believed had fair market values below their net book values. Impairment is based on our current assessment of the expected future cash flows of various restaurants based on recent results and other specific market factors.

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
Comparable Restaurant Sales
Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. As of the end of 2024, 2023 and 2022, there were 350, 355 and 347 restaurants, respectively, in our comparable restaurant base for company-owned locations. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded. Changes in comparable restaurant sales are generated by changes in traffic, which we calculate as the number of entrées sold, and changes in per-person spend, calculated as sales divided by traffic. Per-person spend can be influenced by changes in menu prices and the mix and number of items sold per person.
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
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss) before net interest expense, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income (loss) before net interest expense, provision (benefit) for income taxes, depreciation and amortization, restaurant impairments, loss on disposal of assets, net lease exit costs (benefits), gain (loss) on sale of restaurants, severance and executive transition costs and stock-based compensation.
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

The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Year
	2024	2023
	(in thousands)
Net loss	$(36,213)	$(9,856)
Depreciation and amortization	29,066	26,792
Interest expense, net	8,381	4,803
Provision for income taxes	54	24
EBITDA	$1,288	$21,763
Restaurant impairments(1)	13,441	2,987
Loss on disposal of assets	3,079	1,979
Lease exit costs, net	924	396
Gain on sale of restaurants	(490)	—
Severance and executive transition costs	1,677	1,559
Stock-based compensation expense	3,680	4,346
Adjusted EBITDA	$23,599	$33,030
_____________
(1) Restaurant impairments in all periods presented above include amounts related to restaurants previously impaired. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals.

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
Restaurant Openings, Closures and Relocations
The following table shows restaurants opened or closed in the years indicated:

	Fiscal Year
	2024	2023
Company-Owned Restaurants
Beginning of period	380	368
Openings	10	18
Divestitures (1)	(6)	—
Closures	(13)	(6)
End of period	371	380
Franchise Restaurants
Beginning of period	90	93
Openings	3	—
Acquisitions (1)	6	—
Closures	(7)	(3)
End of period	92	90
Total restaurants	463	470
_____________________________
(1)During 2024, we sold six company-owned restaurants to a franchisee.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Year
	2024	2023
Revenue:
Restaurant revenue	97.9%	97.9%
Franchising royalties and fees, and other	2.1%	2.1%
Total revenue	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	25.6%	25.2%
Labor	31.9%	32.0%
Occupancy	9.6%	9.3%
Other restaurant operating costs	19.7%	18.6%
General and administrative	10.3%	10.3%
Depreciation and amortization	5.9%	5.3%
Pre-opening	0.3%	0.4%
Restaurant impairments, closure costs and asset disposals	4.1%	1.7%
Total costs and expenses	105.6%	101.0%
Loss from operations	(5.6)%	(1.0)%
Interest expense, net	1.7%	1.0%
Loss before income taxes	(7.3)%	(2.0)%
Provision for income taxes	—%	—%
Net loss	(7.3)%	(2.0)%

Fiscal Year 2024 compared to Fiscal Year 2023
The table below presents our operating results for 2024 and 2023, and the related year-over-year changes:

	Fiscal Year		Increase / (Decrease)
	2024	2023	$	%
	(in thousands)
Revenue:
Restaurant revenue	$483,097	$492,648	$(9,551)	(1.9)%
Franchising royalties and fees, and other	10,174	10,757	(583)	(5.4)%
Total revenue	493,271	503,405	(10,134)	(2.0)%
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	123,692	124,102	(410)	(0.3)%
Labor	154,258	157,608	(3,350)	(2.1)%
Occupancy	46,366	45,925	441	1.0%
Other restaurant operating costs	95,032	91,559	3,473	3.8%
General and administrative	50,824	51,833	(1,009)	(1.9)%
Depreciation and amortization	29,066	26,792	2,274	8.5%
Pre-opening	1,543	2,215	(672)	(30.3)%
Restaurant impairments, closure costs and asset disposals	20,268	8,400	11,868	141.3%
Total costs and expenses	521,049	508,434	12,615	2.5%
Loss from operations	(27,778)	(5,029)	(22,749)	*
Interest expense, net	8,381	4,803	3,578	74.5%
Loss before income taxes	(36,159)	(9,832)	(26,327)	(267.8)
Provision for income taxes	54	24	30	125.0%
Net loss	$(36,213)	$(9,856)	$(26,357)	(267.4)
Company-owned:
Average unit volumes	$1,289	$1,329	$(40)	(3.0)%
Comparable restaurant sales	(1.8)%	(2.0)%
_____________
*    Not meaningful.
Revenue
Total revenue decreased by $10.1 million, or 2.0%, in 2024 compared to 2023. This decrease was primarily due to: $8.3 million from a decline in company same store sales, $7.1 million due to refranchising and $6.7 million due to permanent restaurant closures, partially offset by $12.0 million from growth in new restaurant revenue.
Average unit volumes decreased 3.0% to $1.29 million in 2024 compared to $1.33 million in 2023 primarily due to decreases in traffic. System-wide comparable restaurant sales decreased 1.5% in 2024, comprised of a 1.8% decrease at company-owned restaurants and a 0.2% decrease at franchise-owned restaurants.
Cost of Sales
Cost of sales decreased by $0.4 million, or 0.3%, in 2024 compared to 2023. As a percentage of restaurant revenue, cost of sales increased to 25.6% in 2024 from 25.2% in 2023, primarily due to a 0.8% impact from a combination of menu mix shifts and inflation, partially offset by a 0.4% benefit from menu price increases.

Labor Costs
Labor costs decreased by $3.4 million, or 2.1%, in 2024 compared to 2023. As a percentage of restaurant revenue, labor costs decreased to 31.9% in 2024 compared to 32.0% in 2023, primarily due to a 0.5% benefit from menu price increases, a 0.5% benefit from labor efficiencies and a 0.5% benefit from a combination of lower incentive pay and benefits, partially offset by increases of 0.8% from traffic deleverage and 0.6% from wage inflation.
Occupancy Costs
Occupancy costs increased by $0.4 million, or 1.0%, in 2024 compared to 2023, due primarily to new restaurant openings. As a percentage of restaurant revenue, occupancy costs increased to 9.6% in 2024 from 9.3% in 2023, due primarily to a decrease in restaurant revenue.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $3.5 million, or 3.8%, in 2024 compared to 2023. As a percentage of restaurant revenue, other restaurant operating costs increased to 19.7% in 2024 from 18.6% in 2023, primarily due to a 0.5% impact from higher delivery fees driven by higher delivery sales, a 0.4% impact from sales deleverage, and a 0.3% impact from increased marketing spend in 2024.
General and Administrative Expense
General and administrative expense decreased by $1.0 million, or 1.9%, in 2024 compared to 2023, due primarily to decreases in wages and labor expenses of $1.5 million partially offset by increases in marketing spend and expenses related to our bi-annual manager conference. As a percentage of revenue, general and administrative expense remained flat at 10.3% in 2024 and 2023.
Depreciation and Amortization
Depreciation and amortization increased by $2.3 million, or 8.5%, in 2024 compared to 2023, due primarily to new restaurant and technology investments, partially offset by restaurants impaired or closed. As a percentage of revenue, depreciation and amortization increased to 5.9% in 2024 compared to 5.3% in 2023.
Pre-Opening Costs
Pre-opening costs decreased $0.7 million in 2024 compared to 2023 due to less new restaurant openings in 2024 compared to 2023.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals increased by $11.9 million, or 141.3%, in 2024 compared to 2023. The increase was largely due to an increase in write-downs of lease related assets and fixed asset impairment charges with sixteen restaurants impaired in 2024 compared to two restaurants impaired in 2023. We performed a detailed review of significantly underperforming restaurants in 2024 and based on this review, recorded impairments on certain restaurants that we believed had fair market values below their net book values. Both years include ongoing equipment costs for restaurants previously impaired and lease related costs and expenses in connection with the divestiture of company-owned restaurants in previous years.
Interest Expense
Interest expense increased by $3.6 million, or 74.5% in 2024 compared to 2023. The increase was mainly due to higher average borrowings and a higher average interest rate in 2024 compared to 2023. Interest rates for all amounts outstanding are variable.
Provision for Income Taxes
The effective tax rate was (0.1)% in 2024 compared to (0.2)% in 2023. We will continue to maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.
Liquidity and Capital Resources
Current Resources

As of December 31, 2024, our available cash and cash equivalents balance was $1.1 million, and $19.0 million was available for future borrowings under our A&R Credit Agreement (defined below).
On May 9, 2018, we entered into a Credit Agreement (the “Credit Agreement”) with each other Loan Party (as defined in the Credit Agreement) party thereto, each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Lender (each as defined in the Credit Agreement). The Credit Agreement consisted of a term loan facility in an aggregate principal amount of $25.0 million and a revolving line of credit of $65.0 million, which included a letter of credit subfacility in the amount of $15.0 million and a swingline subfacility in the amount of $10.0 million. The Credit Agreement was subsequently amended on November 20, 2019 and June 16, 2020. On July 27, 2022, we amended and restated our Credit Agreement by entering into the Amended and Restated Credit Agreement (as further amended, restated, extended, supplemented, modified and otherwise in effect from time to time, the “A&R Credit Agreement”), with each other Loan Party (as defined in the A&R Credit Agreement) party thereto, each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Lender (each as defined in the A&R Credit Agreement). The A&R Credit Agreement matures on July 27, 2027. Among other things, the A&R Credit Agreement: (i) increased the credit facility from $100.0 million to $125.0 million and (ii) eliminated the term loan and principal amortization components of the credit facility. The A&R Credit Agreement was subsequently amended on December 21, 2023.
On October 29, 2024, the Company amended its A&R Credit Agreement, by entering into that certain Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). Among the modifications, the Second Amendment: (i) increased the maximum applicable rate ranges (A) with respect to SOFR loans, from 1.75% - 3.00% to 1.75% - 3.75% per annum and (B) with respect to base rate loans, from 0.75% - 2.00% to 0.75% - 2.75% per annum, in each case as determined by the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement), (ii) conditioned the use of the general restricted payment basket on satisfaction of a Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) of less than or equal to 4.00 to 1.00 and a Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) of greater than or equal to 1.25 to 1.00, (iii) restricted entry into new lease agreements so long as the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement is greater than or equal to 4.50 to 1.00, (iv) increased the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement to be no greater than (x) 5.50 to 1.00 for the fiscal quarter ending on October 1, 2024 until and including the last day of the fiscal quarter ending September 30, 2025 and (y) stepping down to (1) 5.25 to 1.00 per annum for the fiscal quarter ending December 30, 2025, (2) 5.00 to 1.00 per annum for the fiscal quarters ending March 31, 2026 and June 30, 2026, (3) 4.75 to 1.00 for the fiscal quarters ending September 29, 2026 and December 29, 2026 and (4) 4.50 to 1.00 per annum for the fiscal quarter ended March 30, 2027 and thereafter and (v) amended the Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(b) of the A&R Credit Agreement to be no less than (x) 1.05 to 1.00 for the fiscal quarter ending on October 1, 2024 until and including the last day of the fiscal quarter ending September 30, 2025 and (y) stepping up to (1) 1.15 to 1.00 for the fiscal quarters ending December 30, 2025 and March 31, 2026 and (2) 1.25 to 1.00 for the fiscal quarter ending June 30, 2026 and thereafter.
As of December 31, 2024, we had $103.0 million of indebtedness (excluding $2.3 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the A&R Credit Agreement.
Availability of borrowings under the A&R Credit Agreement is conditioned upon our compliance with the terms of the A&R Credit Agreement, including the financial covenants and other customary affirmative and negative covenants, such as limitations on additional borrowings, acquisitions, dividend payments and lease commitments, and customary representations and warranties. As of December 31, 2024, we were in compliance with all of our debt covenants.
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

Cash Flow Analysis
Cash flows from operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	December 31, 2024	January 2, 2024
	(in thousands)
Net cash provided by operating activities	$7,561	$27,495
Net cash used in investing activities	(26,714)	(51,800)
Net cash provided by financing activities	17,289	25,795
Net (decrease) increase in cash and cash equivalents	$(1,864)	$1,490
Operating Activities
Net cash provided by operating activities in 2024 was $7.6 million compared to $27.5 million in 2023. The decrease in operating cash flows resulted primarily from a decrease in net income as adjusted for non-cash items including depreciation and impairments, as well as changes in working capital related to payroll timing and normal changes in accounts payable and other accrued expenses.

Investing Activities

Net cash used in investing activities decreased $25.1 million to $26.7 million in 2024 compared to 2023. This decrease was primarily due to decreased investment in new restaurant openings and the completion of installation for our digital menu boards in 2023. We opened ten and eighteen company-owned restaurants in 2024 and 2023, respectively.
Financing Activities
Net cash provided by financing activities was $17.3 million in 2024, compared to $25.8 million in 2023. The decrease from 2023 was primarily due to a reduction in net borrowings to fund capital spending in 2024.

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
Our total capital expenditures for 2024 were $28.8 million, which includes amounts for restaurants that will be opening in 2025. We expect our 2025 capital expenditures to be in the range of $11.0 million to $13.0 million. Our capital expenditures in 2025 are expected to be primarily related to our reinvestment in existing restaurants, the opening of two new restaurants and technology improvements.

Our contractual obligations consist of lease obligations, purchase obligations, long-term debt and other liabilities. See Note 4 Long-Term Debt and Note 12 Leases to our consolidated financial statements for further discussion. We are obligated under non-cancelable leases for our restaurants, administrative offices and equipment. In addition to those lease obligations, we have legally binding minimum lease payments for leases signed but not yet commenced amounting to $1.1 million as of December 31, 2024. We enter into various purchase obligations in the ordinary course of business. As of December 31, 2024, our binding purchase obligations are approximately $49.4 million, which includes $29.1 million to be incurred within the next 12 months. These amounts relate to volume commitments for beverage and food products, as well as binding commitments for the construction of new restaurants. Our other liabilities of $2.2 million as of December 31, 2024 includes our commitment under our non-qualified deferred compensation plan and severance.
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

ITEM 7A.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding borrowing under our A&R Credit Agreement, which bears interest at variable rates equal to SOFR plus a margin of 1.75% to 3.75% per annum, based upon the consolidated total lease-adjusted leverage ratio. As of December 31, 2024, $103.0 million in borrowings were outstanding under our A&R Credit Agreement. An increase or decrease of 1.0% in the effective interest rate applied to our borrowings would have resulted in a pre-tax interest expense fluctuation of approximately $1.0 million on an annualized basis.
Commodity Price Risk
We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors that are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. We use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we may be able to address material commodity cost increases by adjusting our menu pricing, but multiple price increases over a short period of time may negatively affect customer behavior, as we observed in 2023. Beginning in 2023 and continuing into 2024, the commodity markets underlying our cost of food began to stabilize. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percentage of restaurant revenue.
Inflation
The primary inflationary factors affecting our operations are food costs, labor costs, energy costs and materials used in the construction of new restaurants and maintenance of existing restaurants. Increases in federal, state or local minimum wages directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Additionally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material. We expect inflation may continue to affect our results in the near future. However, in 2024, we have seen a decline in the rate of wage inflation.

ITEM 8.    Financial Statements and Supplementary Data

Noodles & Company

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2024	January 2, 2024
Assets
Current assets:
Cash and cash equivalents	$1,149	$3,013
Accounts receivable	4,058	5,144
Inventories	10,500	10,251
Prepaid expenses and other assets	4,156	3,879
Income tax receivable	329	337
Total current assets	20,192	22,624
Property and equipment, net	137,237	152,176
Operating lease assets, net	157,821	183,857
Goodwill	7,154	7,154
Intangibles, net	495	538
Other assets, net	1,749	1,746
Total long-term assets	304,456	345,471
Total assets	$324,648	$368,095
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,194	$16,691
Accrued payroll and benefits	7,632	7,769
Accrued expenses and other current liabilities	12,836	12,950
Current operating lease liabilities	32,055	30,104
Total current liabilities	65,717	67,514
Long-term debt, net	100,742	80,218
Long-term operating lease liabilities, net	156,723	186,285
Deferred tax liabilities, net	276	255
Other long-term liabilities	6,769	6,663
Total liabilities	330,227	340,935
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of December 31, 2024 and January 2, 2024; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of December 31, 2024 and January 2, 2024; 48,161,878 issued and 45,738,007 outstanding as of December 31, 2024; 47,413,585 issued and 44,989,714 outstanding as of January 2, 2024	482	474
Treasury stock, at cost, 2,423,871 shares as of December 31, 2024 and January 2, 2024, respectively	(35,000)	(35,000)
Additional paid-in capital	213,396	209,930
Accumulated deficit	(184,457)	(148,244)
Total stockholders’ (deficit) equity	(5,579)	27,160
Total liabilities and stockholders’ equity	$324,648	$368,095
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year Ended
	December 31, 2024	January 2, 2024	January 3, 2023
Revenue:
Restaurant revenue	$483,097	$492,648	$498,359
Franchising royalties and fees, and other	10,174	10,757	11,121
Total revenue	493,271	503,405	509,480
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	123,692	124,102	137,859
Labor	154,258	157,608	155,023
Occupancy	46,366	45,925	45,213
Other restaurant operating costs	95,032	91,559	91,220
General and administrative	50,824	51,833	49,903
Depreciation and amortization	29,066	26,792	23,268
Pre-opening	1,543	2,215	1,662
Restaurant impairments, closure costs and asset disposals	20,268	8,400	6,164
Total costs and expenses	521,049	508,434	510,312
Loss from operations	(27,778)	(5,029)	(832)
Interest expense, net	8,381	4,803	2,445
Loss before income taxes	(36,159)	(9,832)	(3,277)
Provision for income taxes	54	24	37
Net loss	$(36,213)	$(9,856)	$(3,314)

Loss per Class A and Class B common stock, combined
Basic	$(0.80)	$(0.21)	$(0.07)
Diluted	$(0.80)	$(0.21)	$(0.07)
Weighted average Class A and Class B common stock outstanding, combined
Basic	45,465,727	45,863,719	45,913,787
Diluted	45,465,727	45,863,719	45,913,787
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount	Shares	Amount
Balance—December 28, 2021	48,125,151	$481	2,423,871	$(35,000)	$207,226	$(135,074)	$37,633
Stock plan transactions and other	339,147	4	—	—	(360)	—	(356)
Stock-based compensation expense	—	—	—	—	4,401	—	4,401
Net loss	—	—	—	—	—	(3,314)	(3,314)
Balance—January 3, 2023	48,464,298	485	2,423,871	(35,000)	211,267	(138,388)	38,364
Stock plan transactions and other	681,239	6	—	—	(655)	—	(649)
Shares repurchased and retired	(1,731,952)	(17)	—	—	(4,987)	—	(5,004)
Stock-based compensation expense	—	—	—	—	4,305	—	4,305
Net loss	—	—	—	—	—	(9,856)	(9,856)
Balance—January 2, 2024	47,413,585	474	2,423,871	(35,000)	209,930	(148,244)	27,160
Stock plan transactions and other	748,293	8	—	—	(196)	—	(188)
Stock-based compensation expense	—	—	—	—	3,662	—	3,662
Net loss	—	—	—	—	—	(36,213)	(36,213)
Balance—December 31, 2024	48,161,878	$482	2,423,871	$(35,000)	$213,396	$(184,457)	$(5,579)
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	December 31, 2024	January 2, 2024	January 3, 2023
Operating activities
Net loss	$(36,213)	$(9,856)	$(3,314)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,066	26,792	23,268
Deferred income taxes, net	21	26	(40)
Restaurant impairments, closure costs and asset disposals	14,402	3,981	2,261
Amortization of debt issuance costs	606	366	723
Stock-based compensation	3,609	4,235	4,328
Gain on insurance proceeds received for property damage	—	(205)	—
Changes in operating assets and liabilities:
Accounts receivable	1,086	1,201	(2,576)
Inventories	(702)	(303)	(743)
Prepaid expenses and other assets	(280)	(520)	1,244
Accounts payable	(1,943)	2,206	(563)
Operating lease assets and liabilities	(1,466)	(1,025)	(5,417)
Income taxes	8	(161)	(68)
Accrued expenses and other liabilities	(633)	758	(9,546)
Net cash provided by operating activities	7,561	27,495	9,557
Investing activities
Purchases of property and equipment	(28,767)	(52,043)	(33,886)
Proceeds from restaurant refranchising	2,053	—	1,577
Insurance proceeds received for property damage	—	243	—
Net cash used in investing activities	(26,714)	(51,800)	(32,309)
Financing activities
Net borrowings from swing line loan	1,820	(9)	4,781
Proceeds from borrowings on long-term debt	19,000	34,500	53,512
Payments on long-term debt	—	—	(32,850)
Debt issuance costs	(902)	(690)	(1,077)
Payment of finance leases	(2,441)	(2,376)	(1,990)
Repurchase of common stock	—	(4,981)	—
Stock plan transactions and tax withholding on share-based compensation awards	(188)	(649)	(356)
Net cash provided by financing activities	17,289	25,795	22,020
Net (decrease) increase in cash and cash equivalents	(1,864)	1,490	(732)
Cash and cash equivalents
Beginning of year	3,013	1,523	2,255
End of year	$1,149	$3,013	$1,523
See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies
Business
Noodles & Company (the “Company” or “Noodles & Company”), a Delaware corporation, develops and operates fast-casual restaurants that serve globally-inspired noodle and pasta dishes, soups, salads and appetizers. As of December 31, 2024, the Company had 371 company-owned restaurants and 92 franchise restaurants in 31 states. The Company operates its business as one operating and reportable segment.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2024 and 2023 which ended on December 31, 2024 and January 2, 2024, respectively, each contained 52 weeks. Fiscal year 2022 which ended on January 3, 2023 contained 53 weeks.
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
Cash and Cash Equivalents
The Company considers all highly liquid investment instruments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from credit card processors as of December 31, 2024 and January 2, 2024, which are included in cash and cash equivalents, were $0.8 million and $2.4 million, respectively. Additionally, the Company records “book overdrafts” when outstanding checks at year end are in excess of cash and cash equivalents. Such book overdrafts are recorded within accounts payable in the accompanying Consolidated Balance Sheets and within operating activities in the accompanying Consolidated Statements of Cash Flows.
Accounts Receivable
Accounts receivable consists primarily of franchise receivables and vendor rebates, as well as insurance receivables and other miscellaneous receivables arising from the normal course of business. The Company believes all amounts to be collectible, accordingly, no allowance for doubtful accounts has been recorded as of December 31, 2024 or January 2, 2024. In 2023, the Company recognized $0.5 million of bad debt expense.
Inventories
Inventories consist of food, beverages, supplies and smallwares, and are stated at the lower of cost (first-in, first-out method) or net realizable value. Smallwares inventory, which consist of the plates, silverware and cooking utensils used in the restaurants, are frequently replaced and are therefore considered current assets. Replacement costs of smallwares inventory are recorded as other restaurant operating costs in the Consolidated Statements of Operations and are expensed as incurred. As of December 31, 2024 and January 2, 2024, smallwares inventory of $6.7 million, was included in the accompanying Consolidated Balance Sheets.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Expenditures for major renewals and improvements are capitalized, while expenditures for minor replacements and maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term, which generally includes option periods that are reasonably certain to be exercised. Depreciation and amortization expense on property and equipment, including assets recorded as finance leases, was $29.0 million, $26.7 million and $23.2 million in 2024, 2023 and 2022, respectively.
The estimated useful lives for property and equipment are:

Property and Equipment	Estimated Useful Lives
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture and fixtures	3 to 15 years
Equipment	3 to 7 years
The Company capitalizes internal payroll and payroll-related costs directly related to the successful acquisition, development, design and construction of its new restaurants. Capitalized internal costs were $0.4 million, $0.5 million and $0.4 million in 2024, 2023 and 2022, respectively. Interest incurred on funds used to construct company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $0.4 million, $0.9 million and $0.6 million in 2024, 2023 and 2022, respectively.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill is not subject to amortization, but instead is tested for impairment at least annually (or more often, if necessary) as of the first day of the Company’s fourth fiscal quarter.
Goodwill is evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit. In 2024, 2023 and 2022, the Company performed a qualitative impairment assessment. Under this approach, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If after performing the qualitative assessment, the Company determines there is less than a 50 percent chance that the fair value of its reporting unit is less than its carrying amount, then performing the two-step test is unnecessary. Based on the qualitative assessment performed, management did not believe that it is more likely than not that the Company’s goodwill has been impaired.
Based on the Company’s analysis, no impairment charges were recognized on goodwill in 2024, 2023 or 2022.
Intangibles, net
Intangibles, net consists primarily of reacquired franchise rights and trademarks. The Company amortizes the reacquired franchise rights over the remaining contractual terms of the reacquired franchise area development agreements at the time of acquisition, which ranged from approximately one year to eight years as of December 31, 2024. Trademark rights are considered indefinite-lived intangible assets, the carrying value of which are analyzed for impairment at least annually (or more often, if necessary).

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment on a regular basis, in addition to whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Estimates of future cash flows are based on the Company’s experience and knowledge of local operations. During 2024, 2023 and 2022, the Company recorded impairment charges of certain long-lived assets which are included in restaurant impairments, closure costs and asset disposals in the Consolidated Statements of Operations. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals. Fair value of the restaurant assets was determined using Level 3 inputs (as described in Note 5, Fair Value Measurements).
Debt Issuance Costs
Certain fees and costs incurred to obtain long-term financing are capitalized and included as a reduction in the net carrying value of long-term debt, net of accumulated amortization. These costs are amortized to interest expense over the term of the related debt. When debt is extinguished prior to its maturity date, the amortization of the remaining unamortized debt issuance costs, or pro-rata portion thereof, is charged to loss on extinguishment of debt. Debt issuance costs of $2.3 million and $2.0 million, net of accumulated amortization, as of December 31, 2024 and January 2, 2024, respectively, are included as a reduction of long-term debt in the Consolidated Balance Sheets.
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
Gift Cards
The Company sells gift cards which do not have an expiration date, and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company has determined that approximately 15% of gift cards will not be redeemed, which is recognized ratably over the estimated redemption period of the gift card, approximately 24 months.
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
As of December 31, 2024, January 2, 2024 and January 3, 2023, there were 92, 90 and 93 franchise restaurants in operation, respectively. Franchisees opened three restaurants in 2024, no restaurants in 2023 and three in 2022. Seven franchise restaurants closed in 2024, three franchise restaurants closed in 2023 and one closed in 2022. In addition, there were six company-owned locations acquired by a franchisee in 2024 and 15 acquired by a franchisee in 2022.
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
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred and were $12.7 million, $10.8 million and $9.3 million in 2024, 2023 and 2022, respectively. These costs are included in restaurant operating costs, general and administrative expenses and pre-opening costs based on the nature of the advertising and marketing costs incurred.
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
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncement
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024. See Note 17, Segment Reporting for further detail.
Recent Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses (Subtopic 220-40)." The ASU requires public entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively. The Company is currently evaluating the impact of adopting the new ASU on its consolidated financial statements and related disclosures.
2. Supplemental Financial Information
Accounts receivable consist of the following (in thousands):

	2024	2023
Delivery program receivables	$1,306	$1,869
Vendor rebate receivables	763	779
Franchise receivables(1)	1,127	1,043
Other receivables	862	1,453
Accounts receivable	$4,058	$5,144
_____________________
(1) Franchise receivables include amounts related to equipment purchased in advance at a discount for franchisees.

Prepaid expenses and other assets consist of the following (in thousands):

	2024	2023
Prepaid occupancy related costs	$850	$800
Prepaid insurance	950	928
Prepaid expenses	2,332	2,127
Other current assets	24	24
Prepaid expenses and other assets	$4,156	$3,879

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment, net, consist of the following (in thousands):

	2024	2023
Leasehold improvements	$230,211	$232,060
Furniture, fixtures and equipment	177,070	176,872
Construction in progress	4,463	6,426
	411,744	415,358
Accumulated depreciation and amortization	(274,507)	(263,182)
Property and equipment, net	$137,237	$152,176

Accrued payroll and benefits consist of the following (in thousands):

	2024	2023
Accrued payroll and related liabilities	$4,489	$5,205
Accrued bonus	1,405	698
Insurance liabilities	1,738	1,866
Accrued payroll and benefits	$7,632	$7,769

Accrued expenses and other current liabilities consist of the following (in thousands):

	2024	2023
Gift card liability	$2,000	$2,222
Occupancy related	1,926	1,066
Utilities	1,340	1,311
Current portion of finance lease liability	1,976	2,337
Other restaurant expense accruals	1,842	1,466
Other corporate expense accruals	3,752	4,548
Accrued expenses and other current liabilities	$12,836	$12,950
3. Goodwill and Intangible Assets
The Company had no goodwill impairment charges in 2024, 2023 or 2022. As of December 31, 2024 and January 2, 2024, the goodwill balance remained at $7.2 million.

The following table presents intangible assets subject to amortization as of December 31, 2024 and January 2, 2024, (in thousands):

	2024	2023
Amortized intangible assets:
Reacquired franchise rights	$933	$933
Accumulated amortization	(692)	(627)
Amortized intangible assets, net	241	306
Non-amortized intangible assets:
Trademark rights	254	232
Intangibles, net	$495	$538

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated aggregate future amortization expense as of December 31, 2024 is as follows, (in thousands):

2025	$66
2026	52
2027	43
2028	29
2029	16
Thereafter	35
$241

No impairment charges were recorded related to non-amortized intangible assets in 2024, 2023 or 2022.

4. Long-Term Debt
Credit Facility
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of December 31, 2024, the Company had $103.0 million of indebtedness (excluding $2.3 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the A&R Credit Agreement.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. As of December 31, 2024, the Company was in compliance with all of its debt covenants.
The Company’s revolver, which had a balance of $96.4 million as of December 31, 2024, bore interest at rates between 7.95% to 10.75% during 2024. The Company’s swingline, which had a balance of $6.6 million as of December 31, 2024, bore interest at rates between 10.00% and 10.75% in 2024. The Company recorded interest expense of $8.4 million, $4.8 million and $2.4 million for 2024, 2023 and 2022, respectively, of which $0.6 million, $0.4 million and $0.4 million was amortization of debt issuance costs in each of the respective years.
5. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current assets and liabilities approximate fair values due to their short-term nature. The carrying amounts of borrowings approximate fair value as the line of credit and borrowings vary with market interest rates and negotiated terms and conditions are consistent with current market rates. The fair value of the Company’s line of credit borrowings is measured using Level 2 inputs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill and other intangible assets. These assets are measured at fair value if determined to be impaired or when acquired. Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of December 31, 2024 and January 2, 2024, are discussed in Note 6, Restaurant Impairments, Closure Costs and Asset Disposals. Assets held for sale are measured at fair value on a non-recurring basis using Level 3 inputs.
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals for fiscal years 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Restaurant impairments(1)	$13,441	$2,987	$1,362
Closure costs(1)	2,337	1,198	1,285
Loss on disposal of assets and other	4,490	4,215	3,517
Total restaurant impairments, closure costs and asset disposals	$20,268	$8,400	$6,164
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
During 2024, the Company recorded fixed asset impairment on sixteen restaurants and wrote down lease related assets on seven restaurants. We performed a detailed review of significantly underperforming restaurants in 2024 and based on this review, recorded impairments on certain restaurants that we believed had fair market values below their net book values. Additionally, the Company wrote-off its lease related assets on two previously closed restaurants after determining abandonment of its lease on the retail space. In 2023, the Company recognized an impairment charge related to the fixed assets on two restaurants and a write-down of its lease related assets on four restaurants. In 2022, the Company impaired the fixed assets on four restaurants and the lease related assets on two restaurants. All periods include ongoing equipment costs for restaurants previously impaired.
Restaurant Closures
Closure costs during 2024, 2023 and 2022 pertain to ongoing costs of restaurants that closed in previous years, as well as costs related to the closure of thirteen, six, and five restaurants, respectively. These closure costs were offset by gains of $0.6 million in 2024 and $0.2 million in 2023 resulting from the adjustments to liabilities as lease terminations occur. Closure costs can also include fees from real estate advisors and brokers related to terminations of the leases and charges resulting from final adjustments to liabilities as lease terminations occur.
Losses on Disposal of Assets and Other
All periods include asset disposals in the normal course of business and lease related costs and expenses that the Company is still obligated for. In 2024, the Company recognized a gain of $0.5 million from the sale of six company-owned restaurants to a new franchisee (“DND Sale”). In 2022, the Company also recorded $0.3 million loss from the sale of its fifteen company-owned restaurants to a franchisee. Losses on disposal of assets and other in 2023 were partially offset by $0.2 million gain on insurance proceeds from property damage.
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes
The components of the provision (benefit) for income taxes are as follows for 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Current tax provision:
Federal	$—	$—	$—
State	33	(2)	77
	33	(2)	77
Deferred tax (benefit) provision:
Federal	17	21	(27)
State	4	5	(13)
	21	26	(40)
Total provision for income taxes	$54	$24	$37
The reconciliation of income tax provision (benefit) that would result from applying the federal statutory rate to pre-tax income as shown in the accompanying Consolidated Statements of Operations is as follows for 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Federal income tax benefit at federal rate	$(7,730)	$(2,065)	$(688)
State income tax benefit, net of federal tax	(1,793)	(420)	(112)
Other permanent differences	783	629	368
Tax credits	(1,400)	(1,513)	(1,608)
Change in valuation allowance	9,484	3,352	1,558
Tax rate change	74	—	—
Deferred tax asset write-off	630	78	320
Other items, net	6	(37)	199
Provision for income taxes	$54	$24	$37
Effective income tax rate	(0.1)%	(0.2)%	(1.1)%

The Company’s total deferred tax assets and liabilities are as follows (in thousands):

	2024	2023
Deferred tax assets	$118,454	$121,801
Deferred tax liabilities	(58,573)	(71,383)
Total deferred tax assets	59,881	50,418
Valuation allowance	(60,157)	(50,673)
Net deferred tax liabilities	$(276)	$(255)

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following (in thousands):

	2024	2023
Deferred tax assets (liabilities):
Loss carry forwards	$47,555	$45,547
Deferred franchise revenue	1,655	1,968
Property, equipment and intangible assets	(14,479)	(20,473)
Stock-based compensation	1,197	1,872
Tax credit carry forwards	10,143	8,744
Interest expense	3,609	1,935
Inventory smallwares	(1,754)	(1,772)
Other accrued expenses	886	518
Operating lease assets	(42,340)	(49,138)
Operating lease liabilities	51,739	59,611
Other	1,670	1,606
Total net deferred tax assets	59,881	50,418
Valuation allowance	(60,157)	(50,673)
Net deferred tax liabilities	$(276)	$(255)
For the year ended December 31, 2024, the Company determined that it was appropriate to maintain a valuation allowance of $60.2 million against U.S. deferred tax assets due to uncertainty regarding the realizability of future tax benefits. The previously recorded valuation allowance increased during 2023 due to increases in deferred tax assets. The valuation allowance is recorded against net deferred tax assets, exclusive of indefinite-lived assets and liabilities. The Company will maintain the remaining valuation allowance until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit to the effective tax rate.
As of December 31, 2024 and January 2, 2024, net operating loss (“NOL”) carry forwards for federal income tax purposes of approximately $184.0 million and $180.0 million, respectively, were available to offset future taxable income. Of these amounts, $106.8 million is available to offset future taxable income through 2037 and $77.2 million can be carried forward indefinitely, but can only offset 80% of future taxable income. The Internal Revenue Code Section 382 generally limits the utilization of NOLs when there is an ownership change. The Company completed an analysis under Section 382 through December 31, 2024 and determined that there isn’t a current year limitation on utilization of tax attributes. Prior to the utilization of NOLs in the future, the Company will determine whether there are any limitations under Section 382. If such a limitation exists, it is possible that a portion of the NOLs may not be available for use before expiration.
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
There were no uncertain tax positions for the years ended December 31, 2024 or January 2, 2024. For federal and state income tax purposes, the Company’s 2021 through 2023 tax years remain open for examination by the authorities under the normal three year statute of limitations. Should the Company utilize any of its U.S. or state NOLs, the tax year to which the original loss relates will remain open to examination.

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
Share Repurchases
On July 26, 2023, the Company announced a share repurchase program (the “2023 Share Repurchase Program”) of up to $5.0 million of the Company’s Class A common stock. Under this program, the Company purchased shares of the Company's Class A common stock in the open market. The Company conducted any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. During 2023, the Company repurchased 1,731,952 shares of its common stock for approximately $5.0 million in open market transactions at an average price of $2.86 per share. Share repurchases were accounted for under the retirement method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital. The 2023 Share Repurchase Program and the remaining diminimus balance was cancelled by the Company’s Board of Directors in the fourth quarter of 2023.
9. Stock-Based Compensation
In May of 2023, the Company’s Board of Directors adopted the 2023 Stock Incentive Plan, which was approved at the annual meeting of stockholders on May 16, 2023 (the “2023 Plan”). The 2023 Plan authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and incentive bonuses to employees, officers, non-employee directors and other service providers, as applicable. The Company’s 2013 Stock Incentive Plan, as amended and restated in May of 2013 was terminated. The 2023 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”) or another committee designated by the Board, or in the absence of any such committee, the Board itself (the “administrator”). Stock options are granted at a price determined by the administrator at an exercise price that is not less than the fair market value of the underlying stock on the date of grant. The administrator may also grant SARs and RSUs with terms determined by the administrator in accordance with the 2023 Plan. All share-based awards (except for RSUs) granted under the 2023 Plan have a life of ten years. Most awards vest ratably over four years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company) under the 2023 Plan. In 2022, the Company launched the General Manager (“GM”) Equity program which granted RSUs to top performing general managers with a three year cliff vesting. The final grant under the GM Equity program was in the first quarter of 2024. At December 31, 2024, approximately 2.7 million share-based awards were available to be granted under the 2023 Plan.
In July of 2024, the Company’s Board of Directors adopted the 2024 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the potential grant of options, stock appreciation rights, restricted stock and restricted stock units, any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination thereof, for certain newly hired employees. As of December 31, 2024, approximately 355,405 share-based awards were available to be granted under the Inducement Plan.
Stock-based compensation expense is generally recognized on a straight-line basis over the service period of the awards. In 2024, 2023 and 2022, non-cash stock-based compensation expense of $3.7 million, $4.3 million and $4.4 million, respectively, was included in general and administrative expense. As of December 31, 2024, there was $5.6 million of unrecognized compensation

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over 2.6 years.
The Company has estimated forfeiture rates that average 26% based upon the class of employees receiving stock-based compensation in its calculation of stock-based compensation expense for the year ended December 31, 2024. These estimates are based on historical forfeiture behavior exhibited by employees of the Company.
Stock Options
The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. Expected volatilities are based on the Company’s historical data and implied volatility. The Company uses historical data to estimate expected employee forfeitures of stock options. The expected life of options granted is management’s best estimate using recent and expected transactions. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. In 2024, the Company granted 250,000 performance-based stock options to its chief executive officer, which will vest and become exercisable on the third anniversary of the grant date subject to the achievement of stock price target conditions at the end of the three-year performance period. The fair value of each option share was $1.05 at grant date and calculated using a Monte Carlo valuation model. The Company did not grant any options in 2023 or 2022.
A summary of aggregate option award activity under the Plan as of December 31, 2024, and changes during the fiscal year then ended is presented below:

	Awards	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (in thousands)
Outstanding—January 2, 2024	661,826	$12.36
Granted	250,000	2.51
Forfeited or expired	(460,920)	20.97
Exercised	—	—
Outstanding—December 31, 2024	450,906	$6.65	5.92	$—
Vested and expected to vest	450,906	$6.65	5.92	$—
Exercisable as of December 31, 2024	200,906	$11.80	1.86	$—
_____________
(1)Aggregate intrinsic value represents the amount by which fair value of the Company’s stock exceeds the exercise price of the option as of December 31, 2024.
No option shares vested in 2024. The Company had 34,980 and 57,147 options that vested in 2023 and 2022, respectively. These awards had a total estimated fair value of $0.1 million, and $0.3 million at the date of vesting during the fiscal years ended January 2, 2024 and January 3, 2023, respectively.
Performance Stock Units
The Company grants PSUs to its executive officers under the Plan. These PSU awards are earned over a three-year performance period subject to the achievement of certain target performance conditions. The number of shares eligible to vest ranges from 0% to 200%, however no share shall vest if the defined minimum targets are not met. During fiscal years 2019 to 2022, PSUs were granted based on target performance measures over the Company’s comparable sales growth and Adjusted EBITDA (“Financial PSU”). Additionally, during fiscal years 2021 to 2024, the Company also awarded PSUs based on a total shareholder return based metric (“TSR”), which compares the stock price of the Company’s shares to a group of peer companies.
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The stock-based compensation expense recognized from the PSUs amounted to $0.2 million, $(0.6) million and $0.9 million during 2024, 2023 and 2022, respectively. In 2023, the Company recorded a reversal of previously recognized compensation costs due to forfeitures of $0.3 million related to executive officer departures and $0.5 million reversal due to target performance measures not being met.
Restricted Stock Units
A summary of the status of the Company’s non-vested restricted stock units as of December 31, 2024 and changes during the year then ended is presented below:

	Awards	Weighted- Average Grant Date Fair Value
Outstanding—January 2, 2024	2,838,765	$5.24
Granted	2,202,288	1.99
Vested	(783,269)	4.82
Forfeited	(793,827)	4.51
Non-vested at December 31, 2024	3,463,957	$3.36
The Company had 783,269, 793,739 and 393,062 restricted stock units, including 23,368, 167,662 and 46,949 PSUs, that vested in 2024, 2023 and 2022, respectively. These units had a total estimated fair value of $1.5 million, $3.4 million and $2.2 million at the date of vesting during the fiscal years ended December 31, 2024, January 2, 2024 and January 3, 2023, respectively.
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
The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	2024	2023	2022
Net loss attributable to common stockholders	$(36,213)	$(9,856)	$(3,314)
Shares:
Basic weighted average shares outstanding	45,465,727	45,863,719	45,913,787
Effect of dilutive securities	—	—	—
Diluted weighted average number of shares outstanding	45,465,727	45,863,719	45,913,787
Loss per share:
Basic loss per share	$(0.80)	$(0.21)	$(0.07)
Diluted loss per share	$(0.80)	$(0.21)	$(0.07)
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings per share when the effect would be anti-dilutive. Shares issuable on the vesting or exercise of share-based awards or exercise of outstanding warrants were excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 3,770,218, 3,458,622 and 2,402,238 for 2024, 2023 and 2022, respectively.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Employee Benefit Plans
Defined Contribution Plan
In October 2003, the Company adopted a defined contribution plan, The Noodles & Company 401(k) Plan (the “401(k) Plan”). Company employees aged 21 or older, are eligible to participate in the 401(k) Plan beginning on the first day of the calendar month following 30 days of employment. Under the provisions of the 401(k) Plan, the Company may, at its discretion, make contributions to the 401(k) Plan. Participants are 100% vested in their own contributions. In 2019, the board of directors authorized matching contributions equal to 25% of the first 4% of compensation that is deferred by the participant. The Company recognized matching contribution expense of $0.4 million in each of the fiscal years 2024, 2023 and 2022, respectively.
Deferred Compensation Plan
The Company’s deferred compensation plan, under which compensation deferrals began in 2013, is a non-qualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary and variable compensation, including 401(k) refund, each plan year. To offset its obligation, the Company holds a portfolio of mutual funds in a Rabbi Trust. As of December 31, 2024 and January 2, 2024, $1.2 million and $1.2 million, respectively, were included in other assets, net, which represents the value of the mutual funds, and $1.2 million and $1.2 million, respectively, were included in accrued expenses and other current liabilities and other long-term liabilities, which represents the carrying value of the liability for deferred compensation.
Employee Stock Purchase Plan
In 2013, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) under which eligible team members may voluntarily contribute up to 15% of their salaries, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all non-highly compensated employees who have been employed by the Company for at least 30 days prior to the offering period and who are regularly scheduled to work more than 20 hours per week and for more than five months in any calendar year, are eligible to participate in the ESPP which operates in-line with the Company’s fiscal quarters. A total of 750,000 shares of common stock are available for issuance under the ESPP. The Company has issued a total of 489,989 shares under this plan, of which 151,403 shares were issued during 2024. A total of 260,011 shares remain available for future issuance. For 2024, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 4.41% risk-free interest rate; 0.25 years expected life; expected volatility of 77.4%; and a zero percent dividend yield. The weighted average fair value per share at grant date was $0.26. In 2024, the Company recognized $43,000 of compensation expense related to the ESPP.
12. Leases
The Company leases restaurant facilities, office space and certain equipment that expire on various dates through September 2043. Lease terms for restaurants in traditional shopping centers generally include a base term of 10 years, with options to extend these leases for additional periods of five to 15 years.
The Company’s leases typically contain rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce the right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term. Total rent expense for operating leases for 2024, 2023 and 2022 was approximately $39.4 million, $39.2 million and $38.5 million, respectively.
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
Changes in the market trend of the trade area affected certain of our restaurant operating results and the underlying asset values of the restaurant lease. The Company recorded right-of-use asset impairment charges, which reduced the carrying value of operating lease assets to their respective estimated fair value by $1.7 million, $1.6 million, and $0.2 million in 2024, 2023 and 2022 respectively.

Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		2024	2023
Assets
Operating	Operating lease assets, net	$157,821	$183,857
Finance	Property and equipment	3,807	3,440
Total leased assets		$161,628	$187,297
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$32,055	$30,104
Finance	Accrued expenses and other current liabilities	1,976	2,337
Long-term lease liabilities
Operating	Long-term operating lease liabilities	156,723	186,285
Finance	Other long-term liabilities	2,014	1,469
Total lease liabilities		$192,768	$220,195

The components of lease costs are as follows (in thousands):

		Year Ended	Year Ended	Year Ended
Classification		December 31, 2024	January 2, 2024	January 3, 2023
Operating lease cost	Occupancy, other restaurant operating costs, general and administrative expenses, and pre-opening costs	$39,416	$39,192	$38,514
	Closure costs, loss on disposals and other	2,833	2,929	3,071
Finance lease cost
Amortization of lease assets	Depreciation and amortization	2,243	2,270	2,250
Interest on lease liabilities	Interest expense, net	186	297	401
		44,678	44,688	44,236
Sublease income	Franchising royalties and fees, and other	(3,094)	(3,087)	(3,242)
Total lease cost, net		$41,584	$41,601	$40,994

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments required under existing leases as of December 31, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2025	$41,241	$2,158	$43,399
2026	41,151	1,094	42,245
2027	36,519	973	37,492
2028	30,454	72	30,526
2029	24,945	34	24,979
Thereafter	76,999	27	77,026
Total lease payments	251,309	4,358	255,667
Less: Imputed interest	62,531	368	62,899
Present value of lease liabilities	$188,778	$3,990	$192,768

Operating lease payments include $66.7 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $1.1 million of legally binding minimum lease payments for leases signed but not yet commenced.

Lease term and discount rate are as follows:

	December 31, 2024	January 2, 2024
Weighted average remaining lease term (years):
Operating	7.8	8.3
Finance	2.5	2.0
Weighted average discount rate:
Operating	8.0%	8.0%
Finance	7.2%	6.5%

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

Cash paid for lease liabilities:	2024	2023
Operating leases	$43,643	$42,731
Finance leases	2,626	2,672
	$46,269	$45,403
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$3,978	$27,385
Finance leases	2,639	462
	$6,617	$27,847

13. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Consolidated Statements of Cash Flows for 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Interest paid (net of amounts capitalized)	$7,497	$3,975	$1,500
Income taxes paid	25	158	123
Purchases of property and equipment accrued in accounts payable	2,091	4,853	5,640

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2024. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.
15. Related Party Transactions
Securities Purchase Agreement
Under the securities purchase agreement with Mill Road Capital II, L.P. (“Mill Road”), if at any time Mill Road owns 10.0% or more of our outstanding common stock, Mill Road has the right to designate one nominee for election to our Board of Directors. If Mill Road’s ownership level falls below 10.0% of our outstanding common stock, Mill Road will no longer have a right to designate a nominee. As of December 31, 2024, Mill Road continues to have holdings above the parameters in the agreement and Thomas Lynch of Mill Road is a member of the Company’s Board of Directors.
Support Agreement
On June 6, 2024, the Company entered into a Support Agreement (the “Support Agreement”) with Hoak & Co, James M. Hoak, Jr., J. Hale Hoak, Hoak Public Equities, L.P., Zierk Family 2010 Irrevocable Trust and Hoak Fund Management, L.P. (collectively, “Hoak”) and Britain Peakes. Pursuant to the Support Agreement the Company agreed to appoint Britain Peakes (the “Appointee”) to the Company’s Board of Directors as a Class III director. The Support Agreement also includes, among other provisions, certain standstill and voting commitments by Hoak. The standstill period shall extend until the later of (x) 12:01 a.m. on the 30th day prior to the advance notice deadline for making director nominations at the 2026 annual meeting of shareholders and (y) thirty days after the date that the Appointee ceases to serve as a director. If the Appointee is not elected to the Board of Directors at the Company’s 2025 annual meeting of stockholders, the standstill and voting requirements will terminate. If the Company notifies Hoak in writing at least ten business days prior to the expiration of the standstill period that it intends to nominate Appointee as a director for election at the Company’s 2026 annual meeting of stockholders, the standstill restrictions will extend until prior to the 2027 annual meeting, unless the Appointee is not elected at such 2026 annual meeting. The Company has agreed that unless (x) the Board otherwise determines in good faith that it would not be in the best interests of the Company or its stockholders and/or (y) Hoak’s net long ownership position is less than 9.0% of the Company’s then outstanding shares of common stock as of any date between the date of the Support Agreement and the filing of the proxy statement for the 2025 annual meeting of stockholders, it will recommend for election, and solicit proxies for the election of the Appointee at the 2025 annual meeting of stockholders. Hoak’s ownership percentage was never less than the 9.0% threshold during the relevant period.
16. Revenue Recognition
Gift Cards
As of December 31, 2024 and January 2, 2024, the current portion of the gift card liability, $2.0 million and $2.2 million, respectively, is included in accrued expenses and other current liabilities, and the long-term portion, $1.0 million, is included in other long-term liabilities in the Consolidated Balance Sheets.
Revenue recognized in the Consolidated Statements of Operations for the redemption of gift cards was $2.6 million, $2.8 million and $3.4 million in 2024, 2023 and 2022, respectively. The Company recognized gift card breakage in restaurant revenue of approximately $0.4 million, $0.3 million and $0.5 million in 2024, 2023 and 2022, respectively.
Franchise Fees
Initial fees received from franchisees are recognized as revenue over the term of each respective franchise agreement, which is typically 20 years. The Company recognized revenue of $0.3 million, $0.2 million and $0.1 million in 2024, 2023 and 2022, respectively related to initial fees from franchisees that were included in the contract liability balance at the beginning of the year. The Company expects to recognize approximately $0.1 million each fiscal year through fiscal 2029 and approximately $0.6 million thereafter related to performance obligations that are unsatisfied as of December 31, 2024.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. Deferred revenue related to the rewards was $1.0 million and $0.9 million as of December 31, 2024 and January 2, 2024, respectively, and was included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
17. Segment Reporting
The Company’s Chief Operating Decision Maker (“CODM”) is the senior executive team that includes the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer. The Company has one reportable operating segment. The reportable operating segment is comprised of one operating segment, which has been aggregated to a single operating segment in consideration of the aggregation criteria set forth in ASC 280. The one reportable segment derives its revenue from company-owned restaurants and franchise owned restaurants. No guest accounts for 10% or more of the Company’s revenues. The Company’s CODM uses income (loss) from operations to evaluate performance and make key operating decisions, such as deciding the rate at which we invest resources into the segment.

The following table presents selected financial information with respect to our single reportable segment regularly reviewed by our CODM for 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Revenue:
Restaurant revenue	$483,097	$492,648	$498,359
Franchising royalties and fees, and other	10,174	10,757	11,121
Total segment revenue	493,271	503,405	509,480

Less:
Cost of sales	123,692	124,102	137,859
Labor	154,258	157,608	155,023
Occupancy	46,366	45,925	45,213
Other restaurant operating costs	95,032	91,559	91,220
General and administrative	50,824	51,833	49,903
Depreciation and amortization	29,066	26,792	23,268
Pre-opening	1,543	2,215	1,662
Restaurant impairments, closure costs and asset disposals	20,268	8,400	6,164
Total segment expenses	521,049	508,434	510,312
Segment loss from operations	$(27,778)	$(5,029)	$(832)
Reconciliation:
Interest expense, net	8,381	4,803	2,445
Consolidated loss before income taxes	$(36,159)	$(9,832)	$(3,277)

	December 31, 2024	January 2, 2024
Other segment disclosures (in thousands):
Total long-lived assets (1)	$295,058	$336,033
Total assets	$324,648	$368,095
_____________________
(1)Long-lived assets include the Company’s property and equipment and operating lease assets presented in the Consolidated Balance Sheets.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Noodles & Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Noodles & Company (the Company) as of December 31, 2024 and January 2, 2024, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and January 2, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Impairment of long-lived assets
Description of the Matter
As more fully described in Note 1 and Note 6 to the consolidated financial statements, during the year ended December 31, 2024, the Company recorded impairment charges of $13.4 million related to its restaurants. The Company evaluates its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. Management groups and evaluates long-lived assets for impairment at the individual restaurant level, which is the lowest level at which independent identifiable cash flows are available. The Company estimates the future undiscounted cash flows expected to be generated by the assets and compares those estimates to the carrying value of the related assets. If the assets are determined to be impaired, they are written down to their fair values.

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
March 7, 2025

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria in “Internal Control - Integrated Framework (the 2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, is not required to issue an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024.

ITEM 9B.    Other Information

Director and Executive Officer Trading

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

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

The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1 - Election of Directors,” “Delinquent Section 16(a) Report,” “Executive Officers,” “Board Committees—Policy Regarding Stockholder Recommendations,” “Insider Trading Policy,” and “Board Committees—Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2025 (the “Proxy Statement”).

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

ITEM 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Proposal No. 3 - Ratification of Appointment of Independent Registered Public Accounting Firm for 2025” in the Proxy Statement.

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

3.The Index to Exhibits is incorporated herein by reference and is filed as part of this 10-K.

EXHIBITS

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	333-192402	November 19, 2013	3.1
3.2	Second Amended and Restated Bylaws	8-K	001-35987	August 24, 2015	3.1
4.1	Specimen Stock Certificate	S-1/A	333-188783	June 17, 2013	4.1
4.2	Certificate of Designations for Series A Convertible Preferred Stock	8-K	001-35987	February 9, 2017	4.1
4.3	Form of Warrant to Purchase Class A Common Stock	8-K	001-35987	February 9, 2017	4.2
4.4	Description of Securities	10-K	001-35987	February 26, 2021	4.4
10.1	Noodles & Company Amended and Restated 2010 Stock Incentive Plan	S-1/A	333-188783	June 17, 2013	10.1
10.2	Noodles & Company 2013 Employee Stock Purchase Plan	S-1/A	333-188783	June 17, 2013	10.2
10.3	Amended and Restated Credit Agreement dated July 27, 2022, by and among Noodles & Company, each of the Guarantors signatory thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Issuer and the lenders signatory thereto	8-K	001-35987	July 27, 2022	10.1
10.4	First Amendment to Amended and Restated Credit Agreement, dated as of December 21, 2023, by and among Noodles & Company, each of the Guarantors signatory thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Issuer and the lenders signatory thereto	8-K	001-35987	December 26, 2023	10.1
10.5	Second Amendment to Amended and Restated Credit Agreement, dated as of October 29, 2024, by and among Noodles & Company, each of the Guarantors signatory thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Issuer and the lenders signatory thereto	8-K	001-35987	October 30, 2024	10.1
10.6	Security Agreement, dated May 9, 2018, by and between Noodles & Company and U.S. Bank National Association, as administrative agent	10-Q	001-35987	May 11, 2018	10.2
10.7	Pledge Agreement, dated May 9, 2018, by and between Noodles & Company and U.S. Bank National Association, as administrative agent	10-Q	001-35987	May 11, 2018	10.3
10.8	Form of Indemnification Agreement by and between Noodles & Company and each of its directors	S-1/A	333-188783	June 17, 2013	10.15
10.9	Form of Area Development Agreement	10-K	001-35987	February 24, 2015	10.9

10.10	Form of Franchise Agreement	10-K	001-35987	February 24, 2015	10.10
10.11*	Form of Stock Option Agreement (Nonqualified Stock Options)	10-Q	001-35987	November 9, 2017	10.7
10.12*	Form of Restricted Stock Unit Agreement	10-Q	001-35987	November 9, 2017	10.8
10.13*	Form of Restricted Stock Unit Agreement for Nonemployee Directors	10-Q	001-35987	November 9, 2017	10.9
10.14*	The Executive Nonqualified “Excess” Plan Adoption Agreement, adopted by Noodles & Company on May 16, 2013	S-1/A	333-188783	June 17, 2013	10.22
10.15	Letter Agreement, dated February 15, 2017, between Noodles & Company and Mill Road Capital Management LLC	8-K	001-35987	March 14, 2017	10.2
10.16	Securities Purchase Agreement, dated March 13, 2017, between Noodles & Company and Mill Road Capital Management LLC	8-K	001-35987	March 14, 2017	10.1
10.17*	Amended and Restated Noodles & Company Compensation Plan for Non-Employee Directors, dated December 12, 2018	10-K	001-35987	March 15, 2019	10.34
10.18*	Compensation Plan for Non-Employee Directors Amended and Restated September 19, 2019	10-Q	001-35987	June 17, 2020	10.2
10.19*	Form of 2020 Performance Restricted Stock Unit Agreement	10-K	001-35987	February 26, 2020	10.35
10.20*	Employment Agreement, dated October 27, 2020, between Noodles & Company and Brad West	10-Q	001-35987	October 29, 2020	10.2
10.21*	Form of 2021 Performance Restricted Stock Unit Agreement	10-Q	001-35987	April 30, 2021	10.1
10.22*	Employment Agreement, dated August 2, 2021, between Noodles & Company and Kathy Lockhart	10-Q	001-35987	August 4, 2021	10.1
10.23*	Employment Agreement, dated July 30, 2021, between Noodles & Company and Corey Kline	10-Q	001-35987	August 4, 2021	10.3
10.24*	Form of 2019 Performance Restricted Stock Unit Agreement	10-K	001-35987	February 24, 2022	10.40
10.25*	Form of 2022 Performance Restricted Stock Unit Agreement	10-Q	001-35987	April 28, 2022	10.1
10.26*	Form of Restricted Stock Unit Agreement for General Manager Equity Partner Plan	10-Q	001-35987	November 4, 2022	10.1
10.27*	Form of 2023 Restricted Stock Unit Agreement	10-Q	001-35987	May 11, 2023	10.1
10.28*	Form of 2023 Performance Restricted Stock Unit Agreement	10-Q	001-35987	May 11, 2023	10.2
10.29*	Form of 2023 Restricted Stock Unit Agreement For General Manager Equity Partner Plan	10-Q	001-35987	May 11, 2023	10.3
10.30*	Compensation Plan for Non-employee Directors, Amended and Restated May 15, 2023	10-Q	001-35987	August 10, 2023	10.1
10.31*	Noodles & Company 2023 Stock Incentive Plan	S-8	333-272120	May 22, 2023	99.1
10.32*	Mike Hynes Employment Agreement	8-K	001-35987	June 26, 2023	10.1

10.33*	Mike Hynes Offer Letter	8-K	001-35987	June 26, 2023	10.2
10.34*	Drew Madsen Offer Letter	8-K	001-35987	November 13, 2023	10.1
10.35*	Restricted Stock Unit Agreement, dated November 9, 2023, between Noodles & Company and Drew Madsen	8-K	001-35987	November 13, 2023	10.2
10.36*	Form of 2024 Restricted Stock Unit Agreement For General Manager Equity Partner Plan	10-Q	001-35987	May 09, 2024	10.1
10.37*	Madsen Employment Agreement	8-K	001-35987	March 07, 2024	10.1
10.38*	Stock Option Agreement (Nonqualified Stock Options), dated March 6, 2024, between Noodles & Company and Drew Madsen	8-K	001-35987	March 07, 2024	10.2
10.39*	Restricted Stock Unit Agreement, dated March 6, 2024, between Noodles & Company and Drew Madsen	8-K	001-35987	March 07, 2024	10.3
10.40*	Performance Stock Unit Agreement, dated March 6, 2024, between Noodles & Company and Drew Madsen	8-K	001-35987	March 07, 2024	10.4
10.41*	Form of 2024 Restricted Stock Unit Agreement	10-Q	001-35987	August 08, 2024	10.1
10.42*	Form of 2024 Performance Restricted Stock Unit Agreement	10-Q	001-35987	August 08, 2024	10.2
10.43*	Form of 2024 Restricted Stock Unit Agreement for Non-Employee Directors	10-Q	001-35987	August 08, 2024	10.3
10.44*	Employment Agreement, dated June 10, 2024, between Noodles & Company and Scott Davis	10-Q	001-35987	August 08, 2024	10.4
10.45	Support Agreement dated June 6, 2024, between Noodles & Company and Hoak & Co, James M. Hoak, Jr., J. Hale Hoak, Hoak Public Equities, L.P., Zierk Family 2010 Irrevocable Trust and Hoak Fund Management, L.P. and Britain Peakes	8-K	001-35987	June 11, 2024	10.1
10.46*	Transition Services and Separation Agreement between Noodles & Company and Brad West dated September 10, 2024	8-K	001-35987	September 11, 2024	10.1
10.47*	Separation Agreement between Noodles & Company and Melissa Heidman dated June 18, 2024	8-K	001-35987	June 25, 2024	10.1
10.48*	Employment agreement dated February 12, 2025, between Noodles & Company and Joseph Christina	8-K	001-35987	February 19, 2025	10.1
10.49*	Joseph Christina Offer Letter					X
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries of Noodles & Company					X
23.1	Consent of Ernst & Young LLP					X
24.1	Power of Attorney (included on signature page of this report)					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Noodles & Company Dodd-Frank Clawback Policy	10-K	001-35987	March 08, 2024	97.1
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_____________
* Management contract or compensatory plan or arrangement.

ITEM 16.    Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2025.

NOODLES & COMPANY

By: /s/ DREW MADSEN
Drew Madsen
Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Kathy Lockhart as such person’s true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DREW MADSEN
Drew Madsen	Director, Chief Executive Officer (principal executive officer)	March 7, 2025
/s/ MIKE HYNES
Mike Hynes	Chief Financial Officer (principal financial officer)	March 7, 2025
/s/ KATHY LOCKHART
Kathy Lockhart	Chief Accounting Officer (principal accounting officer)	March 7, 2025
/s/ JEFFREY JONES
Jeffrey Jones	Chairman	March 7, 2025
/s/ ROBERT HARTNETT
Robert Hartnett	Director	March 7, 2025
/s/ MARY EGAN
Mary Egan	Director	March 7, 2025
/s/ THOMAS LYNCH
Thomas Lynch	Director	March 7, 2025
/s/ BRITAIN PEAKES
Britain Peakes	Director	March 7, 2025
/s/ ELISA SCHREIBER
Elisa Schreiber	Director	March 7, 2025
/s/ SHAWN TAYLOR
Shawn Taylor	Director	March 7, 2025