Form 10-Q
period 2025-04-01
NOODLES & Co
filed 2025-05-08
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2025
or
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

Securities registered pursuant to Section 12(b) of the Act

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2025
Class A Common Stock, $0.01 par value per share	45,943,640 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	April 1, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,396	$1,149
Accounts receivable	4,111	4,058
Inventories	11,112	10,500
Prepaid expenses and other assets	3,554	4,156
Income tax receivable	335	329
Total current assets	20,508	20,192
Property and equipment, net	137,579	137,237
Operating lease assets, net	152,022	157,821
Goodwill	7,154	7,154
Intangibles, net	497	495
Other assets, net	1,690	1,749
Total long-term assets	298,942	304,456
Total assets	$319,450	$324,648
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,135	$13,194
Accrued payroll and benefits	11,246	7,632
Accrued expenses and other current liabilities	11,626	12,836
Current operating lease liabilities	30,107	32,055
Total current liabilities	70,114	65,717
Long-term debt, net	100,623	100,742
Long-term operating lease liabilities, net	151,437	156,723
Deferred tax liabilities, net	299	276
Other long-term liabilities	10,882	6,769
Total liabilities	333,355	330,227

Stockholders’ deficit:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of April 1, 2025 and December 31, 2024; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of April 1, 2025 and December 31, 2024; 48,367,511 issued and 45,943,640 outstanding as of April 1, 2025 and 48,161,878 issued and 45,738,007 outstanding as of December 31, 2024	484	482
Treasury stock, at cost, 2,423,871 shares as of April 1, 2025 and December 31, 2024	(35,000)	(35,000)
Additional paid-in capital	214,125	213,396
Accumulated deficit	(193,514)	(184,457)
Total stockholders’ deficit	(13,905)	(5,579)
Total liabilities and stockholders’ deficit	$319,450	$324,648
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended
	April 1, 2025	April 2, 2024
Revenue:
Restaurant revenue	$121,326	$119,003
Franchising royalties and fees, and other	2,468	2,392
Total revenue	123,794	121,395
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	32,293	29,701
Labor	39,396	38,417
Occupancy	11,494	11,829
Other restaurant operating costs	25,656	23,464
General and administrative	12,810	13,044
Depreciation and amortization	7,090	7,370
Pre-opening	151	437
Restaurant impairments, closure costs and asset disposals	1,291	1,229
Total costs and expenses	130,181	125,491
Loss from operations	(6,387)	(4,096)
Interest expense, net	2,647	1,979
Loss before income taxes	(9,034)	(6,075)
Provision for income taxes	23	65
Net loss	$(9,057)	$(6,140)
Loss per Class A and Class B common stock, combined
Basic	$(0.20)	$(0.14)
Diluted	$(0.20)	$(0.14)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic	45,783,353	45,079,355
Diluted	45,783,353	45,079,355
See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2024	48,161,878	$482	2,423,871	$(35,000)	$213,396	$(184,457)	$(5,579)
Stock plan transactions and other	205,633	2	—	—	(53)	—	(51)
Stock-based compensation expense	—	—	—	—	782	—	782
Net loss	—	—	—	—	—	(9,057)	(9,057)
Balance—April 1, 2025	48,367,511	$484	2,423,871	$(35,000)	$214,125	$(193,514)	$(13,905)

Balance—January 2, 2024	47,413,585	$474	2,423,871	$(35,000)	$209,930	$(148,244)	$27,160
Stock plan transactions and other	356,635	4	—	—	(265)	—	(261)
Stock-based compensation expense	—	—	—	—	1,145	—	1,145
Net loss	—	—	—	—	—	(6,140)	(6,140)
Balance—April 2, 2024	47,770,220	$478	2,423,871	$(35,000)	$210,810	$(154,384)	$21,904
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Fiscal Quarter Ended
	April 1, 2025	April 2, 2024
Operating activities
Net loss	$(9,057)	$(6,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,090	7,370
Deferred income taxes, net	23	65
Restaurant impairments, closure costs and asset disposals	257	363
Amortization of debt issuance costs	220	138
Stock-based compensation	771	1,123
Changes in operating assets and liabilities:
Accounts receivable	(218)	812
Inventories	(744)	(159)
Prepaid expenses and other assets	642	(703)
Accounts payable	3,319	1,149
Income taxes	(6)	(25)
Operating lease assets and liabilities	(739)	(276)
Accrued expenses and other liabilities	2,475	3,288
Net cash provided by operating activities	4,033	7,005
Investing activities
Purchases of property and equipment	(2,918)	(8,647)
Net cash used in investing activities	(2,918)	(8,647)
Financing activities
Net payments from swing line loan	(5,939)	(3,180)
Proceeds from borrowings on long-term debt	5,600	4,000
Payments on finance leases	(478)	(596)
Stock plan transactions and tax withholding on share-based compensation awards	(51)	(261)
Net cash used in financing activities	(868)	(37)
Net increase (decrease) in cash and cash equivalents	247	(1,679)
Cash and cash equivalents
Beginning of period	1,149	3,013
End of period	$1,396	$1,334
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast-casual restaurants that serve globally-inspired noodle and pasta dishes, soups, salads and appetizers. As of April 1, 2025, the Company had 460 restaurants system-wide in 31 states, comprised of 369 company-owned restaurants and 91 franchise restaurants. The Company operates its business as one operating and reportable segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2024 was derived from audited financial statements. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2025, which ends on December 30, 2025, and fiscal year 2024, which ended on December 31, 2024, each contain 52 weeks. The Company’s fiscal quarter that ended April 1, 2025 is referred to as the first quarter of 2025, and the fiscal quarter ended April 2, 2024 is referred to as the first quarter of 2024.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024. See Note 13, Segment Reporting for further detail.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company will reflect the impact of this ASU as part of the annual income tax disclosures in the 2025 annual report.

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

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	April 1, 2025	December 31, 2024
Delivery program receivables	$2,037	$1,306
Vendor rebate receivables	426	763
Franchise receivables	877	1,127
Other receivables	771	862
Accounts receivable	$4,111	$4,058

Prepaid expenses and other assets consist of the following (in thousands):

	April 1, 2025	December 31, 2024
Prepaid insurance	$227	$950
Prepaid occupancy related costs	810	850
Prepaid expenses	2,499	2,332
Other current assets	18	24
Prepaid expenses and other assets	$3,554	$4,156

Property and equipment, net, consists of the following (in thousands):

	April 1, 2025	December 31, 2024
Leasehold improvements	$228,949	$230,211
Furniture, fixtures and equipment	183,231	177,070
Construction in progress	3,590	4,463
	415,770	411,744
Accumulated depreciation and amortization	(278,191)	(274,507)
Property and equipment, net	$137,579	$137,237

Accrued payroll and benefits consist of the following (in thousands):

	April 1, 2025	December 31, 2024
Accrued payroll and related liabilities	$8,604	$4,489
Accrued bonus	1,016	1,405
Insurance liabilities	1,626	1,738
Accrued payroll and benefits	$11,246	$7,632

Accrued expenses and other current liabilities consist of the following (in thousands):

	April 1, 2025	December 31, 2024
Gift card liability	$2,043	$2,000
Occupancy related	1,123	1,926
Utilities	1,304	1,340
Current portion of finance lease liability	1,730	1,976
Other restaurant expense accruals	1,806	1,842
Other corporate expense accruals	3,620	3,752
Accrued expenses and other current liabilities	$11,626	$12,836

3. Long-Term Debt

On July 27, 2022, the Company entered into the Amended and Restated Credit Agreement (as further amended, restated, extended, supplemented, modified and otherwise in effect from time to time, the “A&R Credit Agreement”), with each other Loan Party (as defined in the A&R Credit Agreement) party thereto, each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Lender (each as defined in the A&R Credit Agreement). The A&R Credit Agreement matures on July 27, 2027. Among other things, the A&R Credit Agreement: (i) increased the credit facility from $100.0 million to $125.0 million; (ii) eliminated the term loan and principal amortization components of the credit facility; (iii) removed the Company’s capital expenditure covenant; (iv) enhanced flexibility for certain covenants and restrictions; and (v) lowered the spread of the Company’s cost of borrowing and transitioned from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio. The A&R Credit Agreement is secured by a pledge of stock of substantially all of the Company’s subsidiaries and a lien on substantially all of the personal property assets of the Company and its subsidiaries. The A&R Credit Agreement was subsequently amended on December 21, 2023.

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

As of April 1, 2025, the Company had $102.7 million of indebtedness (excluding $2.0 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the A&R Credit Agreement. As of April 1, 2025, the Company had cash on hand of $1.4 million.
The Company’s revolver, which had a balance of $102.0 million as of April 1, 2025, bore interest at rates between 8.15% and 10.25% during the first quarter of 2025. The Company’s swingline had a balance of $0.7 million as of April 1, 2025, and bore interest at 10.25% in the first quarter of 2025.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of April 1, 2025.
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

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of April 1, 2025 and April 2, 2024 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended
	April 1, 2025	April 2, 2024
Provision for income taxes	$23	$65
Effective income tax rate	(0.3)%	(1.1)%

The effective tax rate for the first quarter of 2025 and 2024, reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2025, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

6. Stock-Based Compensation

In May of 2023, the Company’s Board of Directors adopted the 2023 Stock Incentive Plan, which was approved at the annual meeting of stockholders on May 16, 2023 (the “2023 Plan”). The 2023 Plan authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units and incentive bonuses to employees, officers, non-employee directors and other service providers, as applicable. The Company’s 2013 Stock Incentive Plan, as amended and restated in May of 2013 was terminated. As of April 1, 2025, approximately 3.0 million share-based awards were available to be granted under the 2023 Plan. In July of 2024, the Company’s Board of Directors adopted the 2024 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the potential grant of options, stock appreciation rights, restricted stock and restricted stock units, any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination thereof, for certain newly hired employees. As of April 1, 2025, approximately 195,405 share-based awards were available to be granted under the Inducement Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended
	April 1, 2025	April 2, 2024
Stock-based compensation expense	$790	$1,186
Capitalized stock-based compensation expense	$11	$22

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended
	April 1, 2025	April 2, 2024
Restaurant impairments (1)	$626	$171
Closure costs (1)	(747)	(156)
Loss on disposal of assets and other	1,412	1,214
	$1,291	$1,229
_____________________________
(1)Restaurant impairments and closure costs in all periods presented above include amounts related to restaurants previously impaired or closed. Closure costs in the first quarter of 2024 include the impact of lease remeasurements related to the six Oregon restaurants sold to a franchisee in April of 2024.

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

No restaurants were identified as having impaired fixed assets during the first quarter of 2025 or 2024. In the first quarter of 2025, the Company wrote down lease related assets for one restaurant. All periods include ongoing equipment costs for restaurants previously impaired.

The Company closed three restaurants in the first quarter of 2025 and two restaurants in the first quarter of 2024. Both periods included ongoing expenses from restaurant closures during the period and in prior years. These closure costs were offset by $0.4 million in gains from lease asset remeasurements in each of the first quarters of 2025 and 2024. During the first quarter of 2025, the Company also recognized a $0.7 million gain from the lease termination settlement on one closed restaurant.

Loss on disposal of assets includes assets disposed in the normal course of business and sublease expense related to leases for which the Company remains obligated in connection with the divestiture of company-owned restaurants in previous years.

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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended
	April 1, 2025	April 2, 2024
Net loss	$(9,057)	$(6,140)
Shares:
Basic weighted average shares outstanding	45,783,353	45,079,355
Effect of dilutive securities	—	—
Diluted weighted average shares outstanding	45,783,353	45,079,355
Loss per share
Basic loss per share	$(0.20)	$(0.14)
Diluted loss per share	$(0.20)	$(0.14)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted loss per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards that were excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 3,796,413 and 3,317,111 for the first quarter of 2025 and 2024, respectively.

9. Leases
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		April 1, 2025	December 31, 2024
Assets
Operating	Operating lease assets, net	$152,022	$157,821
Finance	Property and equipment	8,191	3,807
Total leased assets		$160,213	$161,628
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$30,107	$32,055
Finance	Accrued expenses and other current liabilities	1,730	1,976
Long-term lease liabilities
Operating	Long-term operating lease liabilities	151,437	156,723
Finance	Other long-term liabilities	6,324	2,014
Total lease liabilities		$189,598	$192,768

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.7 million for both of the first quarters of 2025 and 2024.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended
	April 1, 2025	April 2, 2024
Cash paid for lease liabilities:
Operating leases	$10,746	$10,996
Finance leases	624	652
	$11,370	$11,648
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,320	$2,410
Finance leases	4,594	74
	$5,914	$2,484

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the first quarter ended April 1, 2025 and April 2, 2024 (in thousands):

	April 1, 2025	April 2, 2024
Interest paid (net of amounts capitalized)	$2,238	$1,773
Income taxes paid	7	25
Purchases of property and equipment accrued in accounts payable	2,392	4,595

11. Revenue Recognition

Revenue

Revenue consists of sales from restaurant operations, franchise royalties and fees, and sublease income. Revenue from the operation of company-owned restaurants is recognized when sales occur. The Company reports revenue net of sales tax collected from customers and remitted to governmental taxing authorities.

Gift Cards

The Company sells gift cards which do not have an expiration date, and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company has determined that approximately 15% of gift cards will not be redeemed and recognizes gift card breakage ratably over the estimated redemption period of the gift card, which is approximately 24 months. Gift card liability balances are typically highest at the end of each calendar year following increased gift card purchases during the holiday season.

As of April 1, 2025 and December 31, 2024, the current portion of the gift card liability amounting to $2.0 million for both quarters was included in accrued expenses and other current liabilities, and the long-term portion amounting to $0.7 million and $1.0 million, respectively, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $0.8 million and $0.9 million for the first quarter of 2025 and 2024, respectively.

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
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed based upon the Company’s historical redemption patterns. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of April 1, 2025 and December 31, 2024, the deferred revenue related to the rewards was $1.0 million, and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
12. Commitments and Contingencies

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of April 1, 2025. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

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

The following table presents selected financial information with respect to our single reportable segment regularly reviewed by our CODM for the first quarters of 2025 and 2024 (in thousands):

	Fiscal Quarter Ended
	April 1, 2025	April 2, 2024
Revenue:
Restaurant revenue	$121,326	$119,003
Franchising royalties and fees, and other	2,468	2,392
Total segment revenue	123,794	121,395

Less:
Cost of sales	32,293	29,701
Labor	39,396	38,417
Occupancy	11,494	11,829
Other restaurant operating costs	25,656	23,464
General and administrative	12,810	13,044
Depreciation and amortization	7,090	7,370
Pre-opening	151	437
Restaurant impairments, closure costs and asset disposals	1,291	1,229
Total segment expenses	130,181	125,491
Segment loss from operations	$(6,387)	$(4,096)
Reconciliation:
Interest expense, net	2,647	1,979
Consolidated loss before income taxes	$(9,034)	$(6,075)

	April 1, 2025	December 31, 2024
Other segment disclosures (in thousands):
Total long-lived assets (1)	$289,601	$295,058
Total assets	$319,450	$324,648
_____________________
(1)Long-lived assets include the Company’s property and equipment and operating lease assets presented in the Condensed Consolidated Balance Sheets.

NOODLES & COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as “we,” “us,” “our” and the “Company” in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024. We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal years 2025 and 2024 contain 52 weeks.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding expectations with respect to unit growth and planned restaurant openings and projected capital expenditures. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, our ability to sustain our overall growth, including, our digital sales growth; our ability to open new restaurants on schedule and cause those newly opened restaurants to be successful; our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including new restaurant initiatives and operational strategies to improve the performance of our restaurant portfolio; the success of our marketing efforts, including our ability to introduce new products; economic conditions, including inflation, an economic recession, an elevated interest rate environment, or tariffs and trade restrictions; price and availability of commodities and other supply chain challenges; our ability to adequately staff our restaurants; changes in labor costs; other conditions beyond our control such as domestic or global conflicts, wars, terrorist activity, weather, natural disasters, disease outbreaks, epidemics or pandemics impacting our customers or food supplies; and consumer reaction to industry related public health issues and health pandemics, including perceptions of food safety and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024.

Recent Trends, Risks and Uncertainties

Revenue. In the first quarter we saw an increase in system-wide comparable restaurant sales, and correspondingly in total revenue. System-wide comparable restaurant sales increased 4.4% in the first quarter of 2025 compared to the same period of 2024, comprised of a 4.7% increase at company-owned restaurants and a 2.9% increase at franchise-owned restaurants.

Near-term sales growth remains constrained by macroeconomic uncertainty and current consumer sentiment. We have responded with a comprehensive menu upgrade introduced in March, increased marketing support, a new brand strategy, and increased training in advance of our comprehensive new menu rollout in March.

Cost of Sales. The commodity markets underlying our cost of food have improved since the historically high costs in 2022. Our first quarter commodity inflation was less than 2%. Throughout periods of volatility, we will continue to work with our suppliers to identify ongoing supply chain efficiencies, including adding additional suppliers as necessary. In the first quarter of 2025, we implemented a comprehensive menu upgrade which we expect will increase fiscal year 2025 food costs as some new menu items have a higher cost than the items that were replaced.

We have evaluated and will continue to evaluate the impact of import laws and tariffs on our operations as some of our produce items are imported from Mexico and other countries. As of April 1, 2025, there was no material impact on our business, financial condition, results of operations or cash flows. However, we expect tariffs may impact our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs, for the remainder of fiscal 2025. We will continue to utilize fixed price contracts for certain key items to mitigate risk.

Labor Costs. Similar to much of the restaurant industry, our base labor costs have risen in recent years. We have been able to partially mitigate the impact of these market factors through a continued focus on maximizing efficiencies of labor hour usage per restaurant and wage inflation has stabilized to less than 3%.

Other Restaurant Operating Costs. We have incurred and expect to continue to incur third-party delivery fees resulting from significant and increasing usage of third-party delivery services.

Restaurant Development. In the first quarter of 2025, we opened one new company-owned restaurant. As of April 1, 2025, we had 369 company-owned restaurants and 91 franchise restaurants in 31 states. In 2025, we will open two new company-owned restaurants.

Impairments and Certain Restaurant Closures. We did not impair any restaurant fixed assets in the first quarter of 2025. In the first quarter of 2025, we wrote down lease-related assets for one restaurant. We permanently closed three company-owned restaurants in the first quarter of 2025. We continue to analyze our restaurant portfolio and expect to close certain restaurants that are either generating low or negative cash flows, at or are approaching the expiration of their leases or in trade areas that are not as well positioned for current consumer trends.

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

•introduction of new and seasonal menu items and limited time offerings;

•consumer recognition of our brand and our ability to respond to changing consumer preferences;

•overall economic trends, particularly those that impact consumer sentiment, financial health and spending;

•our ability to operate restaurants effectively and efficiently to meet consumer expectations;

•pricing;

•the number of restaurant transactions, per-person spend and average check amount;

•marketing and promotional efforts;

•weather patterns;

•food safety and foodborne illness concerns;

•the impact of health pandemics;

•local and national competition;

•trade area dynamics, including tariffs or trade restrictions; and

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

Results of Operations

The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended
	April 1, 2025	April 2, 2024
	(in thousands, unaudited)
Net loss	$(9,057)	$(6,140)
Depreciation and amortization	7,090	7,370
Interest expense, net	2,647	1,979
Provision for income taxes	23	65
EBITDA	$703	$3,274
Restaurant impairments(1)	626	171
Loss on disposal of assets	963	726
Lease exit (benefits) costs, net	(1,130)	(331)
Severance and executive transition costs	452	473
Stock-based compensation expense	790	1,186
Adjusted EBITDA	$2,404	$5,499
_____________________
(1)Restaurant impairments in all periods presented above include amounts related to restaurants previously impaired. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

The following table presents a reconciliation of loss from operations to restaurant contribution:

	Fiscal Quarter Ended
	April 1, 2025	April 2, 2024
Loss from operations	$(6,387)	$(4,096)
Less: Franchising royalties and fees, and other	2,468	2,392
Plus: General and administrative	12,810	13,044
Depreciation and amortization	7,090	7,370
Pre-opening	151	437
Restaurant impairments, closure costs and asset disposals	1,291	1,229
Restaurant contribution	$12,487	$15,592

Restaurant contribution margin	10.3%	13.1%

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended
	April 1, 2025	April 2, 2024
Company-Owned Restaurant Activity
Beginning of period	371	380
Openings	1	2
Closures	(3)	(2)
Restaurants at end of period	369	380
Franchise Restaurant Activity
Beginning of period	92	90
Openings	—	1
Closures	(1)	(2)
Restaurants at end of period	91	89
Total restaurants	460	469

Statement of Operations as a Percentage of Revenue

The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended
	April 1, 2025	April 2, 2024
	(unaudited)
Revenue:
Restaurant revenue	98.0%	98.0%
Franchising royalties and fees, and other	2.0%	2.0%
Total revenue	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	26.6%	25.0%
Labor	32.5%	32.3%
Occupancy	9.5%	9.9%
Other restaurant operating costs	21.1%	19.7%
General and administrative	10.3%	10.7%
Depreciation and amortization	5.7%	6.1%
Pre-opening	0.1%	0.4%
Restaurant impairments, closure costs and asset disposals	1.0%	1.0%
Total costs and expenses	105.2%	103.4%
Loss from operations	(5.2)%	(3.4)%
Interest expense, net	2.1%	1.6%
Loss before income taxes	(7.3)%	(5.0)%
Provision for income taxes	—%	0.1%
Net loss	(7.3)%	(5.1)%

First Quarter Ended April 1, 2025 Compared to First Quarter Ended April 2, 2024

The table below presents our unaudited operating results for the first quarters of 2025 and 2024, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	April 1, 2025	April 2, 2024	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$121,326	$119,003	$2,323	2.0%
Franchising royalties and fees, and other	2,468	2,392	76	3.2%
Total revenue	123,794	121,395	2,399	2.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	32,293	29,701	2,592	8.7%
Labor	39,396	38,417	979	2.5%
Occupancy	11,494	11,829	(335)	(2.8)%
Other restaurant operating costs	25,656	23,464	2,192	9.3%
General and administrative	12,810	13,044	(234)	(1.8)%
Depreciation and amortization	7,090	7,370	(280)	(3.8)%
Pre-opening	151	437	(286)	(65.4)%
Restaurant impairments, closure costs and asset disposals	1,291	1,229	62	5.0%
Total costs and expenses	130,181	125,491	4,690	3.7%
Loss from operations	(6,387)	(4,096)	(2,291)	55.9%
Interest expense, net	2,647	1,979	668	33.8%
Loss before taxes	(9,034)	(6,075)	(2,959)	48.7%
Provision for income taxes	23	65	(42)	(64.6)%
Net loss	$(9,057)	$(6,140)	$(2,917)	47.5%
Company-owned:
Average unit volume	$1,314	$1,253	$61	4.9%
Comparable restaurant sales	4.7%	(5.7)%
________________
*Not meaningful.

Revenue

Total revenue increased $2.4 million in the first quarter of 2025, or 2.0%, to $123.8 million, compared to $121.4 million in the first quarter of 2024. This increase was primarily due to an increase in same store sales and new restaurant openings, partially offset by restaurant closures and refranchising six restaurants in the second quarter of 2024. System-wide comparable restaurant sales increased 4.4% in the first quarter of 2025 compared to the same period of 2024, comprised of a 4.7% increase at company-owned restaurants and a 2.9% increase at franchise-owned restaurants.

Cost of Sales

Cost of sales increased by $2.6 million, or 8.7%, in the first quarter of 2025 compared to the same period of 2024. As a percentage of restaurant revenue, cost of sales increased to 26.6% in the first quarter of 2025 compared to 25.0% in first quarter of 2024 primarily due to the impacts of new menu offerings added since the first quarter of 2024 and inflation.

Labor Costs

Labor costs increased by $1.0 million, or 2.5%, in the first quarter of 2025 compared to the same period of 2024. As a percentage of restaurant revenue, labor cost increased to 32.5% in the first quarter of 2025 compared to 32.3% in the first quarter of 2024 due to wage inflation and one-time training expenses for the new menu rollout, partially offset by sales leverage and lower incentive compensation and benefits.

Occupancy Costs

Occupancy costs decreased by $0.3 million in the first quarter of 2025 compared to the first quarter of 2024. As a percentage of restaurant revenue, occupancy costs decreased to 9.5% in the first quarter of 2025, compared to 9.9% in the first quarter of 2024 primarily due to sales leverage and restaurant closures.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $2.2 million, or 9.3%, in the first quarter of 2025 compared to the first quarter of 2024. As a percentage of restaurant revenue, other restaurant operating costs increased to 21.1% in the first quarter of 2025 compared to 19.7% in the first quarter of 2024 primarily due to increases in third-party delivery fees, marketing expenses related to the new menu rollout in March and an increase in utilities.

General and Administrative Expense

General and administrative expense decreased by $0.2 million, or 1.8%, in the first quarter of 2025 compared to the first quarter of 2024, primarily due to decreases in salary and incentive compensation, partially offset by increased spend related to our new menu rollout. As a percentage of revenue, general and administrative expense decreased to 10.3% in the first quarter of 2025 from 10.7% in the first quarter of 2024.

Depreciation and Amortization

Depreciation and amortization decreased by $0.3 million, or 3.8%, in the first quarter of 2025 compared to the first quarter of 2024, due primarily to restaurant closures since the first quarter of 2024.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased $0.1 million in the first quarter of 2025 compared to the first quarter of 2024. The increase was due to impairment charges related to leased assets, partially offset by a gain on lease termination. There were no restaurant fixed assets impaired during either the first quarter of 2025 or the first quarter of 2024.

Interest Expense, Net

Interest expense, net increased $0.7 million in the first quarter of 2025 compared to the first quarter of 2024, due primarily to higher average debt balances in the first quarter of 2025 as compared to the first quarter of 2024.

Provision for Income Taxes

The effective tax rate for the first quarter of 2025 and for the first quarter of 2024 reflect the impact of the previously recorded valuation allowance. The primary components of the provision for income tax (for both quarters) are related to state tax and the change in our valuation allowance. For the remainder of fiscal 2025, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

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

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Fiscal Quarter Ended
	April 1, 2025	April 2, 2024
Net cash provided by operating activities	$4,033	$7,005
Net cash used in investing activities	(2,918)	(8,647)
Net cash used in financing activities	(868)	(37)
Net increase (decrease) in cash and cash equivalents	$247	$(1,679)

Operating Activities

Net cash provided by operating activities was $4.0 million in the first quarter of 2025 compared to net cash provided by operating activities of $7.0 million in the first quarter of 2024. The decrease in operating cash flow resulted primarily from a decrease in net income as adjusted for non cash items including depreciation and impairments, as well as changes in working capital related to the timing of accounts payable, payroll and accrued liabilities.

Investing Activities

Net cash used in investing activities decreased $5.7 million to $2.9 million in the first quarter of 2025 from $8.6 million in the first quarter of 2024. This decrease was primarily due to decreased investment in new restaurants and restaurant technology.

Financing Activities

Net cash used in financing activities was $0.9 million in the first quarter of 2025, compared to $37 thousand in the first quarter of 2024. The increase from the first quarter of 2024 was primarily due to repayments on the swingline, partially offset by borrowings on the revolver.

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

We estimate capital expenditures will be approximately $11.0 million to $13.0 million for fiscal year 2025, including $8.0 million to $10.0 million for the remainder of the year, primarily for the reinvestment in existing restaurants, investments in technology and the opening of one additional company-owned restaurant. We expect such capital expenditures to be funded by currently available cash and cash equivalents, cash flows from operations and if necessary, undrawn capacity under our revolving credit line.

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

Liquidity. As of April 1, 2025, we had a cash balance of $1.4 million compared to $1.1 million as of December 31, 2024. The amount available for future borrowings under our A&R Credit Agreement (defined below) was $19.3 million as of April 1, 2025. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and available borrowings under the credit facility will be sufficient to fund our cash requirements for working capital needs, new restaurant openings, and capital improvements and maintenance of existing restaurants for at least the next twelve months.

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
As of April 1, 2025, we had $102.7 million of indebtedness (excluding $2.0 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under our A&R Credit Agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of April 1, 2025.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2024. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on outstanding debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of April 1, 2025, we had $102.7 million of outstanding borrowings under our A&R Credit Agreement, with an average interest rate during the first quarter of 2025 of 8.7%, compared to 8.9% during the first quarter of 2024. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $1.0 million on an annualized basis.

Commodity Price Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions, trade tariffs and other factors that are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. We use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we may be able to address material commodity cost increases by adjusting our menu pricing, but multiple price increases over a short period of time may negatively affect customer behavior, as we observed in 2023. In 2024 and 2025, the commodity markets underlying our cost of food began to stabilize. However, increases in commodity prices, without adjustments to our menu prices, have and could continue to increase restaurant operating costs as a percentage of restaurant revenue.

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

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2025, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2024. There have been no material changes to our Risk Factors as previously reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Executive Officer Trading

During the quarter ended April 1, 2025, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

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

NOODLES & COMPANY
By:	/s/ MIKE HYNES
Mike Hynes Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	May 8, 2025