Form 10-Q
period 2025-07-01
NOODLES & Co
filed 2025-08-14
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2025
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2025
Class A Common Stock, $0.01 par value per share	46,441,542 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	July 1, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,264	$1,149
Accounts receivable	3,769	4,058
Inventories	10,653	10,500
Prepaid expenses and other assets	4,245	4,156
Income tax receivable	335	329
Total current assets	21,266	20,192
Property and equipment, net	122,936	137,237
Operating lease assets, net	141,194	157,821
Goodwill	7,154	7,154
Intangibles, net	466	495
Other assets, net	1,559	1,749
Total long-term assets	273,309	304,456
Total assets	$294,575	$324,648
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,835	$13,194
Accrued payroll and benefits	7,224	7,632
Accrued expenses and other current liabilities	11,681	12,836
Current operating lease liabilities	30,632	32,055
Total current liabilities	68,372	65,717
Long-term debt, net	106,441	100,742
Long-term operating lease liabilities, net	140,060	156,723
Deferred tax liabilities, net	320	276
Other long-term liabilities	10,157	6,769
Total liabilities	325,350	330,227

Stockholders’ deficit:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of July 1, 2025 and December 31, 2024; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of July 1, 2025 and December 31, 2024; 48,851,879 issued and 46,428,008 outstanding as of July 1, 2025 and 48,161,878 issued and 45,738,007 outstanding as of December 31, 2024	489	482
Treasury stock, at cost, 2,423,871 shares as of July 1, 2025 and December 31, 2024	(35,000)	(35,000)
Additional paid-in capital	214,802	213,396
Accumulated deficit	(211,066)	(184,457)
Total stockholders’ deficit	(30,775)	(5,579)
Total liabilities and stockholders’ deficit	$294,575	$324,648
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
Revenue:
Restaurant revenue	$123,781	$124,732	$245,107	$243,734
Franchising royalties and fees, and other	2,652	2,620	5,120	5,012
Total revenue	126,433	127,352	250,227	248,746
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	32,860	30,858	65,153	60,558
Labor	39,279	38,951	78,675	77,368
Occupancy	11,393	11,613	22,887	23,442
Other restaurant operating costs	24,414	23,925	50,070	47,389
General and administrative	12,404	13,568	25,214	26,611
Depreciation and amortization	7,139	7,367	14,229	14,737
Pre-opening	69	531	220	969
Restaurant impairments, closure costs and asset disposals	13,653	12,057	14,944	13,286
Total costs and expenses	141,211	138,870	271,392	264,360
Loss from operations	(14,778)	(11,518)	(21,165)	(15,614)
Interest expense, net	2,753	1,997	5,400	3,976
Loss before income taxes	(17,531)	(13,515)	(26,565)	(19,590)
Provision for income taxes	21	110	44	175
Net loss	$(17,552)	$(13,625)	$(26,609)	$(19,765)
Loss per Class A and Class B common stock, combined
Basic and diluted	$(0.38)	$(0.30)	$(0.58)	$(0.44)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic and diluted	46,161,993	45,450,949	45,972,673	45,265,152
See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—April 1, 2025	48,367,511	$484	2,423,871	$(35,000)	$214,125	$(193,514)	$(13,905)
Stock plan transactions and other	484,368	5	—	—	(44)	—	(39)
Stock-based compensation expense	—	—	—	—	721	—	721
Net loss	—	—	—	—	—	(17,552)	(17,552)
Balance—July 1, 2025	48,851,879	$489	2,423,871	$(35,000)	$214,802	$(211,066)	$(30,775)

Balance—April 2, 2024	47,770,220	$478	2,423,871	$(35,000)	$210,810	$(154,384)	$21,904
Stock plan transactions and other	276,911	2	—	—	8	—	10
Stock-based compensation expense	—	—	—	—	1,354	—	1,354
Net loss	—	—	—	—	—	(13,625)	(13,625)
Balance—July 2, 2024	48,047,131	$480	2,423,871	$(35,000)	$212,172	$(168,009)	$9,643

	Two Fiscal Quarters Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2024	48,161,878	$482	2,423,871	$(35,000)	$213,396	$(184,457)	$(5,579)
Stock plan transactions and other	690,001	7	—	—	(97)	—	(90)
Stock-based compensation expense	—	—	—	—	1,503	—	1,503
Net loss	—	—	—	—	—	(26,609)	(26,609)
Balance—July 1, 2025	48,851,879	$489	2,423,871	$(35,000)	$214,802	$(211,066)	$(30,775)

Balance—January 2, 2024	47,413,585	$474	2,423,871	$(35,000)	$209,930	$(148,244)	$27,160
Stock plan transactions and other	633,546	6	—	—	(257)	—	(251)
Stock-based compensation expense	—	—	—	—	2,499	—	2,499
Net loss	—	—	—	—	—	(19,765)	(19,765)
Balance—July 2, 2024	48,047,131	$480	2,423,871	$(35,000)	$212,172	$(168,009)	$9,643
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Two Fiscal Quarters Ended
	July 1, 2025	July 2, 2024
Operating activities
Net loss	$(26,609)	$(19,765)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,229	14,737
Deferred income taxes, net	44	175
Restaurant impairments, closure costs and asset disposals	13,107	10,795
Amortization of debt issuance costs	439	274
Stock-based compensation	1,503	2,466
Changes in operating assets and liabilities:
Accounts receivable	124	1,188
Inventories	(462)	(428)
Prepaid expenses and other assets	(10)	(2,107)
Accounts payable	5,344	3,782
Income taxes	(6)	(25)
Operating lease assets and liabilities	(1,907)	(514)
Accrued expenses and other liabilities	(2,615)	1,150
Net cash provided by operating activities	3,181	11,728
Investing activities
Purchases of property and equipment	(6,318)	(17,827)
Proceeds from refranchising transactions	—	2,053
Net cash used in investing activities	(6,318)	(15,774)
Financing activities
Net payments from swing line loan	(5,590)	(4,212)
Proceeds from borrowings on long-term debt	10,850	8,500
Payments on finance leases	(918)	(1,198)
Stock plan transactions and tax withholding on share-based compensation awards	(90)	(251)
Net cash provided by financing activities	4,252	2,839
Net increase (decrease) in cash and cash equivalents	1,115	(1,207)
Cash and cash equivalents
Beginning of period	1,149	3,013
End of period	$2,264	$1,806
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast-casual restaurants that serve globally-inspired noodle and pasta dishes, soups, salads and appetizers. As of July 1, 2025, the Company had 453 restaurants system-wide in 31 states, comprised of 364 company-owned restaurants and 89 franchise restaurants. The Company operates its business as one operating and reportable segment.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2025, which ends on December 30, 2025, and fiscal year 2024, which ended on December 31, 2024, each contain 52 weeks. The Company’s fiscal quarter that ended July 1, 2025 is referred to as the second quarter of 2025, and the fiscal quarter ended July 2, 2024 is referred to as the second quarter of 2024.

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company will reflect the impact of this ASU as part of the annual income tax disclosures in its Annual Report on Form 10-K for fiscal year 2025. The Company does not expect the adoption of this ASU to have a material impact.

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

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	July 1, 2025	December 31, 2024
Delivery program receivables	$1,777	$1,306
Vendor rebate receivables	500	763
Franchise receivables	811	1,127
Other receivables	681	862
Accounts receivable	$3,769	$4,058

Prepaid expenses and other assets consist of the following (in thousands):

	July 1, 2025	December 31, 2024
Prepaid insurance	$521	$950
Prepaid occupancy related costs	814	850
Prepaid expenses	2,892	2,332
Other current assets	18	24
Prepaid expenses and other assets	$4,245	$4,156

Property and equipment, net, consists of the following (in thousands):

	July 1, 2025	December 31, 2024
Leasehold improvements	$219,017	$230,211
Furniture, fixtures and equipment	179,840	177,070
Construction in progress	1,855	4,463
	400,712	411,744
Accumulated depreciation and amortization	(277,776)	(274,507)
Property and equipment, net	$122,936	$137,237

Accrued payroll and benefits consist of the following (in thousands):

	July 1, 2025	December 31, 2024
Accrued payroll and related liabilities	$5,083	$4,489
Accrued bonus	516	1,405
Insurance liabilities	1,625	1,738
Accrued payroll and benefits	$7,224	$7,632

Accrued expenses and other current liabilities consist of the following (in thousands):

	July 1, 2025	December 31, 2024
Gift card liability	$1,957	$2,000
Occupancy related	1,672	1,926
Utilities	1,381	1,340
Current portion of finance lease liability	1,763	1,976
Other restaurant expense accruals	1,133	1,842
Other corporate expense accruals	3,775	3,752
Accrued expenses and other current liabilities	$11,681	$12,836

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

On October 29, 2024, the Company amended its A&R Credit Agreement, by entering into that certain Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). Among the modifications, the Second Amendment: (i) increased the maximum applicable rate ranges (A) with respect to SOFR loans, from 1.75% - 3.00% to 1.75% - 3.75% per annum and (B) with respect to base rate loans, from 0.75% - 2.00% to 0.75% - 2.75% per annum, in each case as determined by the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement), (ii) conditioned the use of the general restricted payment basket on satisfaction of a Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) of less than or equal to 4.00 to 1.00 and a Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) of greater than or equal to 1.25 to 1.00, (iii) restricted entry into new lease agreements so long as the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement is greater than or equal to 4.50 to 1.00, (iv) increased the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement to be no greater than (x) 5.50 to 1.00 for the fiscal quarter ending on October 1, 2024 until and including the last day of the fiscal quarter ending September 30, 2025 and (y) stepping down to (1) 5.25 to 1.00 for the fiscal quarter ending December 30, 2025, (2) 5.00 to 1.00 for the fiscal quarters ending March 31, 2026 and June 30, 2026, (3) 4.75 to 1.00 for the fiscal quarters ending September 29, 2026 and December 29, 2026 and (4) 4.50 to 1.00 for the fiscal quarter ended March 30, 2027 and thereafter and (v) amended the Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(b) of the A&R Credit Agreement to be no less than (x) 1.05 to 1.00 for the fiscal quarter ending on October 1, 2024 until and including the last day of the fiscal quarter ending September 30, 2025 and (y) stepping up to (1) 1.15 to 1.00 for the fiscal quarters ending December 30, 2025 and March 31, 2026 and (2) 1.25 to 1.00 for the fiscal quarter ending June 30, 2026 and thereafter.

As of July 1, 2025, the Company had $108.3 million of indebtedness (excluding $1.8 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the A&R Credit Agreement. As of July 1, 2025, the Company had cash on hand of $2.3 million.
The Company’s revolver, which had a balance of $107.3 million as of July 1, 2025, bore interest at rates between 8.07% and 10.25% during the first two quarters of 2025. The Company’s swingline had a balance of $1.0 million as of July 1, 2025, and bore interest at 10.25% in the first two quarters of 2025.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of July 1, 2025.

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

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of July 1, 2025 and July 2, 2024 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
Provision for income taxes	$21	$110	$44	$175
Effective income tax rate	(0.1)%	(0.8)%	(0.2)%	(0.9)%

The effective tax rate for the second quarter and the first two quarters of 2025 and 2024, reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2025, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

In July 2025 the "One Big Beautiful Bill Act" was signed into law, introducing several significant tax provisions affecting corporate taxpayers. The Company is currently evaluating the impact of these provisions on our consolidated financial statements and related disclosures. The Company does not anticipate a material impact; however, we will continue to monitor any guidance issued by the IRS or FASB related to the act’s implementation.

6. Stock-Based Compensation

In May of 2023, the Company’s stockholders approved the 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units and incentive bonuses to employees, officers, non-employee directors and other service providers, as applicable. As of July 1, 2025, approximately 1.7 million share-based awards were available to be granted under the 2023 Plan. In July of 2024, the Company’s Board of Directors adopted the 2024 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the potential grant of options, stock appreciation rights, restricted stock and restricted stock units, any of which may be performance-based, and for incentive bonuses for certain newly hired employees. As of July 1, 2025, approximately 195,405 share-based awards were available to be granted under the Inducement Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
Stock-based compensation expense	$728	$1,347	$1,518	$2,534
Capitalized stock-based compensation expense	$7	$11	$18	$33

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
Restaurant impairments (1)	$11,861	$10,933	$12,487	$11,104
Closure costs (1)	693	418	(54)	262
Loss on disposal of assets and other	1,099	706	2,511	1,920
	$13,653	$12,057	$14,944	$13,286
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

The Company has continued to review underperforming restaurants and in the second quarter, identified a group of restaurants that the Company will seek to close on or before their next lease renewal dates, and are unlikely to recover the net book value of their assets. In the second quarter and the first two quarters of 2025, the Company recorded fixed asset impairment charges on 15 restaurants and wrote down lease related assets on ten and 11 restaurants, respectively. In the second quarter and the first two quarters of 2024, the Company recorded fixed asset impairment charges on 12 restaurants and wrote down lease related assets for three and four restaurants, respectively. All periods include ongoing equipment costs for restaurants previously impaired.

The Company closed six restaurants during the second quarter of 2025 and closed nine restaurants in the first two quarters of 2025. The Company did not close any restaurants in the second quarter of 2024 and had two restaurant closures during the first two quarters of 2024. Both periods included ongoing expenses from restaurant closures during the period and in prior years. These closure costs were offset by $0.6 million in gains from lease asset remeasurements in each of the first two quarters of 2025 and 2024. Additionally, the Company had a net gain of $0.5 million and a net loss of $0.5 million from early lease termination settlements during the first two quarters of 2025 and 2024, respectively.

In the second quarter and first two quarters of 2024, loss on disposal of assets and other includes a gain from the sale of six company-owned restaurants to a franchisee in April 2024 (the “DND Sale”). Based on the sales price, there was no write down of assets related to this transaction and a gain on sale of $0.5 million was recorded in the second quarter of 2024. Both periods include assets disposed in the normal course of business and sublease expense related to leases for which the Company remains obligated in connection with the divestiture of company-owned restaurants in previous years.

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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
Net loss	$(17,552)	$(13,625)	$(26,609)	$(19,765)
Shares:
Basic weighted average shares outstanding	46,161,993	45,450,949	45,972,673	45,265,152
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	46,161,993	45,450,949	45,972,673	45,265,152
Loss per share
Basic and diluted loss per share	$(0.38)	$(0.30)	$(0.58)	$(0.44)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted loss per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards that were excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 4,427,864 and 3,744,541 for the second quarter of 2025 and 2024, and totaled 4,112,138 and 3,529,837 for the first two quarters of 2025 and 2024, respectively.

9. Leases
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		July 1, 2025	December 31, 2024
Assets
Operating	Operating lease assets, net	$141,194	$157,821
Finance	Property and equipment	7,479	3,807
Total leased assets		$148,673	$161,628
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$30,632	$32,055
Finance	Accrued expenses and other current liabilities	1,763	1,976
Long-term lease liabilities
Operating	Long-term operating lease liabilities	140,060	156,723
Finance	Other long-term liabilities	5,921	2,014
Total lease liabilities		$178,376	$192,768

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.7 million and $0.8 million for the second quarters of 2025 and 2024, and $1.5 million for both of the first two quarters of 2025 and 2024, respectively.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
Cash paid for lease liabilities:
Operating leases	$10,691	$10,850	$21,437	$21,846
Finance leases	619	649	1,243	1,301
	$11,310	$11,499	$22,680	$23,147
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,021	$3,986	$2,341	$6,396
Finance leases	93	16	4,687	90
	$1,114	$4,002	$7,028	$6,486

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the first two quarters ended July 1, 2025 and July 2, 2024 (in thousands):

	July 1, 2025	July 2, 2024
Interest paid (net of amounts capitalized)	$4,061	$3,588
Income taxes paid	—	25
Purchases of property and equipment accrued in accounts payable	1,656	2,293

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

As of July 1, 2025 and December 31, 2024, the current portion of the gift card liability amounting to $2.0 million for both quarters was included in accrued expenses and other current liabilities, and the long-term portion amounting to $0.7 million and $1.0 million, respectively, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $0.6 million for both of the second quarters of 2025 and 2024, and $1.3 million and $1.6 million for the first two quarters of 2025 and 2024, respectively.

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
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed based upon the Company’s historical redemption patterns. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of July 1, 2025 and December 31, 2024, the deferred revenue related to the rewards was $1.0 million, and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
12. Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of July 1, 2025. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

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

The following table presents selected financial information with respect to our single reportable segment regularly reviewed by our CODM (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
Revenue:
Restaurant revenue	$123,781	$124,732	$245,107	$243,734
Franchising royalties and fees, and other	2,652	2,620	5,120	5,012
Total segment revenue	126,433	127,352	250,227	248,746

Less:
Cost of sales	32,860	30,858	65,153	60,558
Labor	39,279	38,951	78,675	77,368
Occupancy	11,393	11,613	22,887	23,442
Other restaurant operating costs	24,414	23,925	50,070	47,389
General and administrative	12,404	13,568	25,214	26,611
Depreciation and amortization	7,139	7,367	14,229	14,737
Pre-opening	69	531	220	969
Restaurant impairments, closure costs and asset disposals	13,653	12,057	14,944	13,286
Total segment expenses	141,211	138,870	271,392	264,360
Segment loss from operations	$(14,778)	$(11,518)	$(21,165)	$(15,614)
Reconciliation:
Interest expense, net	2,753	1,997	5,400	3,976
Consolidated loss before income taxes	$(17,531)	$(13,515)	$(26,565)	$(19,590)

	July 1, 2025	December 31, 2024
Other segment disclosures (in thousands):
Total long-lived assets (1)	$264,130	$295,058
Total assets	$294,575	$324,648
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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding expectations with respect to unit growth and planned restaurant openings, projected capital expenditures and our financial condition and liquidity needs. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, current performance trends and our expectations for future performance and ability to obtain financing on acceptable terms, if at all, and comply with our covenants under the A&R Credit Agreement, our ability to sustain our overall growth, including, our digital sales growth; our ability to open new restaurants, if any, and cause those newly opened restaurants to be successful; our ability to effectively optimize our restaurant portfolio including closures; our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including operational strategies to improve the performance of our restaurant portfolio; the success of our brand strategy and marketing efforts, including our ability to successfully introduce new menu items, including limited time offerings and the success of our promotions; economic conditions, including inflation, an economic recession, an elevated interest rate environment, or tariffs and trade restrictions; price and availability of commodities and other supply chain challenges; our ability to adequately staff our restaurants; changes in labor costs; other conditions beyond our control such as domestic or global conflicts, wars, terrorist activity, weather, natural disasters, disease outbreaks, epidemics or pandemics impacting our customers or food supplies; and consumer reaction to industry related public health issues and health pandemics, including perceptions of food safety and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024 and as updated by Item 1A. Risk Factors of this 10-Q Report.

Recent Trends, Risks and Uncertainties

Revenue. In the second quarter we saw an increase in system-wide comparable restaurant sales, and correspondingly in total revenue. System-wide comparable restaurant sales increased 1.5% in the second quarter of 2025 compared to the same period of 2024, comprised of a 1.5% increase at company-owned restaurants and a 1.6% increase at franchise-owned restaurants.

Near-term sales growth remains constrained by macroeconomic uncertainty and current consumer sentiment. We have responded with a comprehensive menu upgrade that we introduced in March along with increased marketing support and a new brand strategy. We plan to continue launching new menu items, including lower priced value offerings.

Cost of Sales. Our first two quarters of 2025 cost of sales were impacted by our comprehensive menu upgrade as some new menu items had a higher cost than the items that were replaced. We continue to monitor commodity inflation and throughout periods of volatility, we will continue to work with our suppliers to identify ongoing supply chain efficiencies, including adding additional suppliers as necessary.

We have evaluated and will continue to evaluate the impact of import laws and tariffs on our operations as some of our food items are imported from Mexico and other countries. As of July 1, 2025, there was no material impact on our business, financial condition, results of operations or cash flows. However, we expect tariffs may impact our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs, for the remainder of fiscal 2025. We will continue to utilize fixed price contracts for certain key items to mitigate risk.

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

Restaurant Development. In the first two quarters of 2025, we opened two new company-owned restaurants, which completes our restaurant development for 2025. As of July 1, 2025, we had 364 company-owned restaurants and 89 franchise restaurants in 31 states.

Impairments and Certain Restaurant Closures. We impaired fixed assets related to 15 restaurants in the first two quarters of 2025. In the first two quarters of 2025, we wrote down lease-related assets for 11 restaurants. We permanently closed nine company-owned restaurants in the first two quarters of 2025 and we anticipate closing an additional 19 to 23 restaurants in 2025. We continue to analyze our restaurant portfolio and expect to close certain restaurants that are either generating low or negative cash flows, at or are approaching the expiration of their leases or in trade areas that are not as well positioned for current consumer trends.

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

•pricing and perceived value;

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

We believe that EBITDA and adjusted EBITDA provide clear pictures of our operating results by eliminating non-cash expenses and certain other expenses that may vary widely from period to period and we believe are not reflective of the underlying business performance.

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

Results of Operations

The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
	(in thousands, unaudited)
Net loss	$(17,552)	$(13,625)	$(26,609)	$(19,765)
Depreciation and amortization	7,139	7,367	14,229	14,737
Interest expense, net	2,753	1,997	5,400	3,976
Provision for income taxes	21	110	44	175
EBITDA	$(7,639)	$(4,151)	$(6,936)	$(877)
Restaurant impairments(1)	11,861	10,933	12,487	11,104
Loss on disposal of assets	800	551	1,763	1,277
Lease exit costs (benefits), net	252	331	(878)	—
Gain on sale from refranchising transactions	—	(490)	—	(490)
Severance and executive transition costs	14	674	466	1,147
Stock-based compensation expense	728	1,347	1,518	2,534
Adjusted EBITDA	$6,016	$9,195	$8,420	$14,695
_____________________
(1)Restaurant impairments in all periods presented above include amounts related to restaurants previously impaired. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

The following table presents a reconciliation of loss from operations to restaurant contribution:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
Loss from operations	$(14,778)	$(11,518)	$(21,165)	$(15,614)
Less: Franchising royalties and fees, and other	2,652	2,620	5,120	5,012
Plus: General and administrative	12,404	13,568	25,214	26,611
Depreciation and amortization	7,139	7,367	14,229	14,737
Pre-opening	69	531	220	969
Restaurant impairments, closure costs and asset disposals	13,653	12,057	14,944	13,286
Restaurant contribution	$15,835	$19,385	$28,322	$34,977

Restaurant contribution margin	12.8%	15.5%	11.6%	14.4%

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
Company-Owned Restaurant Activity
Beginning of period	369	380	371	380
Openings	1	5	2	7
Closures	(6)	—	(9)	(2)
Divestitures(1)	—	(6)	—	(6)
Restaurants at end of period	364	379	364	379
Franchise Restaurant Activity
Beginning of period	91	89	92	90
Openings	—	—	—	1
Acquisitions(1)	—	6	—	6
Closures	(2)	(1)	(3)	(3)
Restaurants at end of period	89	94	89	94
Total restaurants	453	473	453	473
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

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
	(unaudited)
Revenue:
Restaurant revenue	97.9%	97.9%	98.0%	98.0%
Franchising royalties and fees, and other	2.1%	2.1%	2.0%	2.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	26.5%	24.7%	26.6%	24.8%
Labor	31.7%	31.2%	32.1%	31.7%
Occupancy	9.2%	9.3%	9.3%	9.6%
Other restaurant operating costs	19.7%	19.2%	20.4%	19.4%
General and administrative	9.8%	10.7%	10.1%	10.7%
Depreciation and amortization	5.6%	5.8%	5.7%	5.9%
Pre-opening	0.1%	0.4%	0.1%	0.4%
Restaurant impairments, closure costs and asset disposals	10.8%	9.5%	6.0%	5.3%
Total costs and expenses	111.7%	109.0%	108.5%	106.3%
Loss from operations	(11.7)%	(9.0)%	(8.5)%	(6.3)%
Interest expense, net	2.2%	1.6%	2.2%	1.5%
Loss before income taxes	(13.9)%	(10.6)%	(10.6)%	(7.8)%
Provision for income taxes	—%	0.1%	—%	0.1%
Net loss	(13.9)%	(10.7)%	(10.6)%	(7.9)%

Second Quarter Ended July 1, 2025 Compared to Second Quarter Ended July 2, 2024

The table below presents our unaudited operating results for the second quarters of 2025 and 2024, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	July 1, 2025	July 2, 2024	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$123,781	$124,732	$(951)	(0.8)%
Franchising royalties and fees, and other	2,652	2,620	32	1.2%
Total revenue	126,433	127,352	(919)	(0.7)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	32,860	30,858	2,002	6.5%
Labor	39,279	38,951	328	0.8%
Occupancy	11,393	11,613	(220)	(1.9)%
Other restaurant operating costs	24,414	23,925	489	2.0%
General and administrative	12,404	13,568	(1,164)	(8.6)%
Depreciation and amortization	7,139	7,367	(228)	(3.1)%
Pre-opening	69	531	(462)	(87.0)%
Restaurant impairments, closure costs and asset disposals	13,653	12,057	1,596	13.2%
Total costs and expenses	141,211	138,870	2,341	1.7%
Loss from operations	(14,778)	(11,518)	(3,260)	28.3%
Interest expense, net	2,753	1,997	756	37.9%
Loss before taxes	(17,531)	(13,515)	(4,016)	29.7%
Provision for income taxes	21	110	(89)	(80.9)%
Net loss	$(17,552)	$(13,625)	$(3,927)	28.8%
Company-owned:
Average unit volume	$1,353	$1,322	$31	2.3%
Comparable restaurant sales	1.5%	1.3%
________________
*Not meaningful.

Revenue

Total revenue decreased $0.9 million in the second quarter of 2025, or 0.7%, to $126.4 million, compared to $127.4 million in the second quarter of 2024. This decrease was primarily due to a reduction of $3.6 million in sales from permanent restaurant closures, mostly offset by an increase of $1.6 million in comparable sales and a $1.4 million increase in new restaurant revenue. System-wide comparable restaurant sales increased 1.5% in the second quarter of 2025 compared to the same period of 2024, comprised of a 1.5% increase at company-owned restaurants and a 1.6% increase at franchise-owned restaurants.

Cost of Sales

Cost of sales increased by $2.0 million, or 6.5%, in the second quarter of 2025 compared to the same period of 2024. As a percentage of restaurant revenue, cost of sales increased to 26.5% in the second quarter of 2025 compared to 24.7% in second quarter of 2024, primarily due to a 2.2% impact from a combination of menu investments, mix shifts, and inflation, which were partially offset by a 0.4% menu price benefit.

Labor Costs

Labor costs increased by $0.3 million, or 0.8%, in the second quarter of 2025 compared to the same period of 2024. As a percentage of restaurant revenue, labor costs increased to 31.7% in the second quarter of 2025 compared to 31.2% in the second quarter of 2024 primarily due to 0.7% of wage inflation and 0.5% increase in labor hours related to the new menu rollout, partially offset by a 0.2% benefit from sales leverage and a 0.5% benefit from lower incentive pay and benefits.

Occupancy Costs

Occupancy costs decreased by $0.2 million in the second quarter of 2025 compared to the second quarter of 2024. As a percentage of restaurant revenue, occupancy costs decreased to 9.2% in the second quarter of 2025, compared to 9.3% in the second quarter of 2024 primarily due to sales leverage.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $0.5 million, or 2.0%, in the second quarter of 2025 compared to the second quarter of 2024. As a percentage of restaurant revenue, other restaurant operating costs increased to 19.7% in the second quarter of 2025 compared to 19.2% in the second quarter of 2024 primarily due to a 0.4% impact from higher delivery fees driven by higher delivery sales and 0.4% from the new menu rollout which includes increased marketing spend, partially offset by 0.3% of sales leverage.

General and Administrative Expense

General and administrative expense decreased by $1.2 million, or 8.6%, in the second quarter of 2025 compared to the second quarter of 2024, primarily due to lower stock based compensation of $0.4 million, a decrease in legal expenses of $0.3 million and lower compensation of $0.3 million. As a percentage of revenue, general and administrative expense decreased to 9.8% in the second quarter of 2025 from 10.7% in the second quarter of 2024.

Depreciation and Amortization

Depreciation and amortization decreased by $0.2 million, or 3.1%, in the second quarter of 2025 compared to the second quarter of 2024, due primarily to restaurant closures since the second quarter of 2024.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased $1.6 million to $13.7 million in the second quarter of 2025 and the second quarter of 2024. We recorded fixed asset impairment on 15 restaurants and wrote down lease related assets on ten restaurants during the second quarter of 2025. We recorded fixed asset impairment on 12 restaurants and wrote down lease related assets on three restaurants during the second quarter of 2024.

Interest Expense, Net

Interest expense, net increased $0.8 million in the second quarter of 2025 compared to the second quarter of 2024, due primarily to higher average debt balances in the second quarter of 2025 as compared to the second quarter of 2024.

Provision for Income Taxes

The effective tax rate for the second quarter of 2025 and for the second quarter of 2024 reflect the impact of the previously recorded valuation allowance. The primary components of the provision for income tax (for both quarters) are related to state tax and the change in our valuation allowance. For the remainder of fiscal 2025, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Two Quarters Ended July 1, 2025 Compared to Two Quarters Ended July 2, 2024

The table below presents our unaudited operating results for the first two quarters of 2025 and 2024, and the related period-over-period changes.

	Two Fiscal Quarters Ended		Increase / (Decrease)
	July 1, 2025	July 2, 2024	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$245,107	$243,734	$1,373	0.6%
Franchising royalties and fees, and other	5,120	5,012	108	2.2%
Total revenue	250,227	248,746	1,481	0.6%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	65,153	60,558	4,595	7.6%
Labor	78,675	77,368	1,307	1.7%
Occupancy	22,887	23,442	(555)	(2.4)%
Other restaurant operating costs	50,070	47,389	2,681	5.7%
General and administrative	25,214	26,611	(1,397)	(5.2)%
Depreciation and amortization	14,229	14,737	(508)	(3.4)%
Pre-opening	220	969	(749)	(77.3)%
Restaurant impairments, closure costs and asset disposals	14,944	13,286	1,658	12.5%
Total costs and expenses	271,392	264,360	7,032	2.7%
Loss from operations	(21,165)	(15,614)	(5,551)	35.6%
Interest expense, net	5,400	3,976	1,424	35.8%
Loss before taxes	(26,565)	(19,590)	(6,975)	35.6%
Provision for income taxes	44	175	(131)	(74.9)%
Net loss	$(26,609)	$(19,765)	$(6,844)	34.6%
Company-owned:
Average unit volumes	$1,333	$1,287	$46	3.6%
Comparable restaurant sales	3.0%	(2.2)%
________________
*Not meaningful.

Revenue

Total revenue increased by $1.5 million, or 0.6%, in the first two quarters of 2025, to $250.2 million compared to $248.7 million in the same period of 2024. The increase was primarily due to a $6.9 million increase in company same store sales and a $3.5 million increase from new restaurant revenue partially offset by reduced revenue of $6.3 million from permanent restaurant closures and $2.5 million from refranchising the six company-owned restaurants in the Oregon market as part of the DND Sale. Comparable restaurant sales increased 2.9% system-wide in the first two quarters of 2025 compared to the first two quarters of 2024 comprised of a 3.0% increase at company-owned restaurants and a 2.3% increase at franchise-owned restaurants.

Cost of Sales

Cost of sales increased by $4.6 million, or 7.6%, in the first two quarters of 2025 compared to the same period of 2024. As a percentage of restaurant revenue, cost of sales increased to 26.6% in the first two quarters of 2025 compared to 24.8% in the first two quarters of 2024 primarily due to a 1.9% impact from a combination of menu investments, menu mix shifts and inflation.

Labor Costs

Labor costs increased by $1.3 million, or 1.7%, in the first two quarters of 2025 compared to the same period of 2024. As a percentage of restaurant revenue, labor costs increased to 32.1% in the first two quarters of 2025 compared to 31.7% in the first two quarters of 2024 primarily due to 0.8% of wage inflation and 0.5% increase in labor hours related to new menu rollout, partially offset by a 0.6% benefit from sales leverage and a 0.5% benefit from lower incentive pay and benefits.

Occupancy Costs

Occupancy costs decreased by $0.6 million, or 2.4%, in the first two quarters of 2025 compared to the first two quarters of 2024. As a percentage of restaurant revenue, occupancy costs decreased to 9.3% in the first two quarters of 2025 compared to 9.6% in the first two quarters of 2024 primarily due to sales leverage.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $2.7 million, or 5.7%, in the first two quarters of 2025 compared to the first two quarters of 2024. As a percentage of restaurant revenue, other restaurant operating costs increased to 20.4% in the first two quarters of 2025, compared to 19.4% in the first two quarters of 2024, primarily due to 0.65% impact from higher delivery fees driven by higher delivery sales, 0.5% from the new menu rollout which includes increased marketing spend, 0.3% from increased facility and utilities costs, partially offset by 0.4% of sales leverage.

General and Administrative Expense

General and administrative expense decreased by $1.4 million, or 5.2%, in the first two quarters of 2025 compared to the first two quarters of 2024, due primarily to lower incentive pay of $0.9 million, lower stock based compensation of $0.6 million and a decrease in legal expenses of $0.3 million, partially offset by higher marketing expenses of $0.5 million. As a percentage of revenue, general and administrative expense decreased to 10.1% in the first two quarters of 2025 from 10.7% in the first two quarters of 2024.

Depreciation and Amortization

Depreciation and amortization decreased by $0.5 million, or 3.4%, in the first two quarters of 2025 compared to the first two quarters of 2024, primarily due to restaurant closures.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased $1.7 million to $14.9 million in the first two quarters of 2025 and the first two quarters of 2024. We recorded fixed asset impairment on 15 restaurants and wrote down lease related assets on 11 restaurants in the first two quarters of 2025. We recorded fixed asset impairment on 12 restaurants and wrote down lease related assets on four restaurants in the first two quarters of 2024.

Interest Expense

Interest expense increased by $1.4 million in the first two quarters of 2025 compared to the same period of 2024. The increase was primarily due to higher average borrowings and higher interest rates in the first two quarters of 2025 compared to the first two quarters of 2024.

Provision for Income Taxes

The effective tax rate for the first two quarters of 2025 and for the first two quarters of 2024 reflect the impact of the previously recorded valuation allowance. The primary components of the provision for income tax (for both quarters) are related to state tax and the change in our valuation allowance. For the remainder of fiscal 2025, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax. We estimate the annual effective tax rate for 2025 to be between (1.0%) and (0%).

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

We believe that we will have sufficient sources of cash to meet our liquidity needs and capital resource requirements for at least the next twelve months, through currently available cash and cash equivalents, availability under our revolving credit facility and cash flows from operations. We were in compliance with our covenants as of July 1, 2025, and expect to continue to be in compliance for the next twelve months. The required Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) steps down from the current requirement of 5.50 to 1.00 to 5.25 to 1.00 for the fourth quarter of fiscal year 2025, and then further steps down to 5:00 to 1.00 for the first two quarters of fiscal 2026. The required Minimum Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) steps up from the current requirement of 1.05 to 1.00 to 1.15 to 1.00 for the fourth quarter of fiscal year 2025 and the first quarter of fiscal 2026, and then further steps up to 1.25 to 1.00 for the second quarter of fiscal 2026.

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Two Fiscal Quarters Ended
	July 1, 2025	July 2, 2024
Net cash provided by operating activities	$3,181	$11,728
Net cash used in investing activities	(6,318)	(15,774)
Net cash provided by financing activities	4,252	2,839
Net increase (decrease) in cash and cash equivalents	$1,115	$(1,207)

Operating Activities

Net cash provided by operating activities was $3.2 million in the first two quarters of 2025 compared to net cash provided by operating activities of $11.7 million in the first two quarters of 2024. The decrease in operating cash flow resulted primarily from a decrease in net income as adjusted for non cash items including depreciation and impairments, as well as changes in working capital related to the timing of accounts payable, payroll and accrued liabilities.

Investing Activities

Net cash used in investing activities decreased $9.5 million to $6.3 million in the first two quarters of 2025 from $15.8 million in the first two quarters of 2024. This decrease was primarily due to decreased investment in new restaurants and restaurant technology.

Financing Activities

Net cash provided by financing activities was $4.3 million in the first two quarters of 2025, compared to $2.8 million in the first two quarters of 2024. The increase from the first two quarters of 2024 was primarily due to borrowings on the revolver as a result of the decrease in cash provided by operating activities, partially offset by repayments on the swingline.

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

We estimate capital expenditures will be approximately $12.0 million to $13.0 million for fiscal year 2025, including $5.0 million to $6.0 million for the remainder of the year, primarily for the reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by currently available cash and cash equivalents, cash flows from operations and if necessary, undrawn capacity under our revolving credit line.

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

Liquidity. As of July 1, 2025, we had a cash balance of $2.3 million compared to $1.1 million as of December 31, 2024. The amount available for future borrowings under our A&R Credit Agreement (defined below) was $13.7 million as of July 1, 2025. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and available borrowings under the revolving credit facility will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for at least the next twelve months.

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

On October 29, 2024, we amended our A&R Credit Agreement, by entering into that certain Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). Among the modifications, the Second Amendment: (i) increased the maximum applicable rate ranges (A) with respect to SOFR loans, from 1.75% - 3.00% to 1.75% - 3.75% per annum and (B) with respect to base rate loans, from 0.75% - 2.00% to 0.75% - 2.75% per annum, in each case as determined by the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement), (ii) conditioned the use of the general restricted payment basket on satisfaction of a Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) of less than or equal to 4.00 to 1.00 and a Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) of greater than or equal to 1.25 to 1.00, (iii) restricted entry into new lease agreements so long as the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement is greater than or equal to 4.50 to 1.00, (iv) increased the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement to be no greater than (x) 5.50 to 1.00 for the fiscal quarter ending on October 1, 2024 until and including the last day of the fiscal quarter ending September 30, 2025 and (y) stepping down to (1) 5.25 to 1.00 for the fiscal quarter ending December 30, 2025, (2) 5.00 to 1.00 for the fiscal quarters ending March 31, 2026 and June 30, 2026, (3) 4.75 to 1.00 for the fiscal quarters ending September 29, 2026 and December 29, 2026 and (4) 4.50 to 1.00 for the fiscal quarter ended March 30, 2027 and thereafter and (v) amended the Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(b) of the A&R Credit Agreement to be no less than (x) 1.05 to 1.00 for the fiscal quarter ending on October 1, 2024 until and including the last day of the fiscal quarter ending September 30, 2025 and (y) stepping up to (1) 1.15 to 1.00 for the fiscal quarters ending December 30, 2025 and March 31, 2026 and (2) 1.25 to 1.00 for the fiscal quarter ending June 30, 2026 and thereafter.
As of July 1, 2025, we had $108.3 million of indebtedness (excluding $1.8 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under our A&R Credit Agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of July 1, 2025.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on outstanding debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of July 1, 2025, we had $108.3 million of outstanding borrowings under our A&R Credit Agreement, with an average interest rate during the first two quarters of 2025 of 8.6%, compared to 8.7% during the first two quarters of 2024. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $1.1 million on an annualized basis.

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

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2025, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2025 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2024. Except for the Risk Factors set forth below, there have been no material changes to our Risk Factors as previously reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024.

We have received a notice of non-compliance with continued listing requirements and if we fail to qualify for continued listing on the Nasdaq Global Select Market, delisting could make it more difficult for our stockholders to sell their shares and reduce our ability to raise additional capital.

We are required to satisfy the continued listing requirements of the Nasdaq Global Select Market (“Nasdaq”) to maintain such listing, including, among other things, the maintenance of a minimum closing bid price of $1.00 per share.

On June 24, 2025, we received a notice from Nasdaq indicating that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on Nasdaq. Nasdaq Listing Rule 5450(a)(1) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days (the “Minimum Bid Price Requirement”). The notification of noncompliance has no immediate effect on the listing or trading of our common stock on Nasdaq and we have 180 calendar days from the date of notice to achieve compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to the expiration of the 180-calendar day grace period, unless Nasdaq exercised its discretion to extend this ten-day period.

We had previously received a notice indicating that we were not in compliance with the Minimum Bid Price Requirement on December 24, 2024, however, due to increased trading prices for our common stock thereafter, on February 5, 2025, Nasdaq notified us that, as of February 5, 2025, we had regained compliance with the Minimum Bid Price Requirement and that such matter is now closed.

We intend to monitor closely the closing bid price of our common stock and to consider all of the options for again regaining, compliance with the Minimum Bid Price Requirement, including by proposing a reverse stock split for stockholder approval, if necessary. While we plan to review all available options, there can be no assurance that we will be able to regain compliance with Nasdaq Listing Rule 5450(a)(1) during the 180-calendar day compliance period or any subsequent extension period, to the extent available, even though we were able to do so in February 2025.

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

Our indebtedness and credit facility contain financial covenants and other restrictions on our actions that may limit our financial and operational flexibility or otherwise adversely affect our liquidity and results of operations. Further, we may be unable to negotiate favorable borrowing terms, and any additional capital we may require could be senior to existing equity holders, dilute existing equity holders or include unfavorable restrictions.

As a general matter, operating and developing our business requires significant capital. Our A&R Credit Agreement ends in 2027 and securing access to credit on reasonable terms thereafter will require us to extend or refinance such agreement. In addition, in order to pursue our business and operational strategies, we may need additional sources of liquidity in the future and it may be difficult or impossible at such time to increase our liquidity. Our lenders may not agree to amend our credit agreement at such time to increase our borrowing capacity.

Further, our requirements for additional liquidity may coincide with periods during which we are not in compliance with covenants under our credit agreement and our lenders may not agree to further amend our credit agreement to accommodate such non-compliance. We amended our credit agreement in 2023 and 2024, which resulted in an increase in our borrowing rates and modifications to both the Fixed Charge and Consolidated Total Lease Adjusted Leverage ratios and restrictions related to new restaurant growth and new leases, and these restrictions become more stringent beginning in the fourth quarter of 2025.

We were in compliance with our covenants as of July 1, 2025, and expect to continue to be in compliance through the next twelve months; however there is no assurance that we will be able to do so. The required Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) steps down from the current requirement of 5.50 to 1.00 to 5.25 to 1.00 for the fourth quarter of fiscal year 2025, and then further steps down to 5:00 to 1.00 for the first two quarters of fiscal 2026. The required Minimum Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) steps up from the current requirement of 1.05 to 1.00 to 1.15 to 1.00 for the fourth quarter of fiscal year 2025 and the first quarter of fiscal 2026, and then further steps up to 1.25 to 1.00 for the second quarter of fiscal 2026. Our ability to comply with these covenants or, if we are not in compliance, our ability to obtain covenant waivers or modifications depends on many factors, some of which are beyond our control, including without limitation macroeconomic conditions, operating performance and the effectiveness of our strategic initiatives. The A&R Credit Agreement contains various events of default that include, among others, non-payment of principal or interest, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control, in each case subject to thresholds and cure periods as set forth in the A&R Credit Agreement. Upon the occurrence and during the continuance of such an event of default, our lenders would have the right to terminate their commitments and accelerate our obligations under the A&R Credit Agreement as well as exercise other rights and remedies provided for under the A&R Credit Agreement, the other loan documents and applicable law. If outstanding borrowings under the A&R Credit Agreement were to be accelerated, we may not have sufficient cash on hand or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Executive Officer Trading

During the quarter ended July 1, 2025, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1*	Form of 2025 Restricted Stock Unit Agreement
10.2*	Form of 2025 Performance Restricted Stock Unit Agreement
10.3*	Form of Restricted Stock Unit Agreement for Non-Employee Directors
10.4*	Transition Agreement between Noodles & Company and Drew Madsen dated August 5, 2025
10.5*	Amended and Restated Employment Agreement between Noodles & Company and Joseph Christina dated August 5, 2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ MIKE HYNES
Mike Hynes Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	August 14, 2025