Form 10-Q
period 2025-09-30
NOODLES & Co
filed 2025-11-06
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2025
Class A Common Stock, $0.01 par value per share	46,774,702 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,694	$1,149
Accounts receivable	4,109	4,058
Inventories	10,409	10,500
Prepaid expenses and other assets	4,271	4,156
Income tax receivable	336	329
Total current assets	23,819	20,192
Property and equipment, net	114,478	137,237
Operating lease assets, net	133,134	157,821
Goodwill	7,154	7,154
Intangibles, net	426	495
Other assets, net	1,561	1,749
Total long-term assets	256,753	304,456
Total assets	$280,572	$324,648
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$18,792	$13,194
Accrued payroll and benefits	10,138	7,632
Accrued expenses and other current liabilities	11,992	12,836
Current operating lease liabilities	29,728	32,055
Total current liabilities	70,650	65,717
Long-term debt, net	108,158	100,742
Long-term operating lease liabilities, net	130,872	156,723
Deferred tax liabilities, net	325	276
Other long-term liabilities	9,466	6,769
Total liabilities	319,471	330,227

Stockholders’ deficit:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of September 30, 2025 and December 31, 2024; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 49,198,586 issued and 46,774,715 outstanding as of September 30, 2025 and 48,161,878 issued and 45,738,007 outstanding as of December 31, 2024	492	482
Treasury stock, at cost, 2,423,871 shares as of September 30, 2025 and December 31, 2024	(35,000)	(35,000)
Additional paid-in capital	215,826	213,396
Accumulated deficit	(220,217)	(184,457)
Total stockholders’ deficit	(38,899)	(5,579)
Total liabilities and stockholders’ deficit	$280,572	$324,648
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
Revenue:
Restaurant revenue	$119,579	$120,163	$364,686	$363,897
Franchising royalties and fees, and other	2,507	2,588	7,627	7,600
Total revenue	122,086	122,751	372,313	371,497
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,709	30,665	95,862	91,223
Labor	37,499	38,423	116,174	115,791
Occupancy	11,076	11,543	33,963	34,985
Other restaurant operating costs	24,558	24,124	74,628	71,514
General and administrative	12,272	12,892	37,486	39,503
Depreciation and amortization	6,604	7,248	20,833	21,985
Pre-opening	6	454	226	1,422
Restaurant impairments, closure costs and asset disposals	5,681	2,202	20,625	15,488
Total costs and expenses	128,405	127,551	399,797	391,911
Loss from operations	(6,319)	(4,800)	(27,484)	(20,414)
Interest expense, net	2,827	2,082	8,227	6,058
Loss before income taxes	(9,146)	(6,882)	(35,711)	(26,472)
Provision for (benefit from) income taxes	5	(127)	49	48
Net loss	$(9,151)	$(6,755)	$(35,760)	$(26,520)
Loss per Class A and Class B common stock, combined
Basic and diluted	$(0.20)	$(0.15)	$(0.78)	$(0.58)
Weighted average shares of Class A and Class B common stock outstanding, combined:
Basic and diluted	46,458,845	45,639,662	46,134,976	45,389,989
See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—July 1, 2025	48,851,879	$489	2,423,871	$(35,000)	$214,802	$(211,066)	$(30,775)
Stock plan transactions and other	346,707	3	—	—	(86)	—	(83)
Stock-based compensation expense	—	—	—	—	1,110	—	1,110
Net loss	—	—	—	—	—	(9,151)	(9,151)
Balance—September 30, 2025	49,198,586	$492	2,423,871	$(35,000)	$215,826	$(220,217)	$(38,899)

Balance—July 2, 2024	48,047,131	$480	2,423,871	$(35,000)	$212,172	$(168,009)	$9,643
Stock plan transactions and other	55,502	1	—	—	26	—	27
Stock-based compensation expense	—	—	—	—	820	—	820
Net loss	—	—	—	—	—	(6,755)	(6,755)
Balance—October 1, 2024	48,102,633	$481	2,423,871	$(35,000)	$213,018	$(174,764)	$3,735

	Three Fiscal Quarters Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2024	48,161,878	$482	2,423,871	$(35,000)	$213,396	$(184,457)	$(5,579)
Stock plan transactions and other	1,036,708	10	—	—	(183)	—	(173)
Stock-based compensation expense	—	—	—	—	2,613	—	2,613
Net loss	—	—	—	—	—	(35,760)	(35,760)
Balance—September 30, 2025	49,198,586	$492	2,423,871	$(35,000)	$215,826	$(220,217)	$(38,899)

Balance—January 2, 2024	47,413,585	$474	2,423,871	$(35,000)	$209,930	$(148,244)	$27,160
Stock plan transactions and other	689,048	7	—	—	(231)	—	(224)
Stock-based compensation expense	—	—	—	—	3,319	—	3,319
Net loss	—	—	—	—	—	(26,520)	(26,520)
Balance—October 1, 2024	48,102,633	$481	2,423,871	$(35,000)	$213,018	$(174,764)	$3,735
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Fiscal Quarters Ended
	September 30, 2025	October 1, 2024
Operating activities
Net loss	$(35,760)	$(26,520)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,833	21,985
Deferred income taxes, net	49	48
Restaurant impairments, closure costs and asset disposals	17,703	11,357
Amortization of debt issuance costs	658	412
Stock-based compensation	2,613	3,276
Changes in operating assets and liabilities:
Accounts receivable	(216)	1,013
Inventories	(383)	(496)
Prepaid expenses and other assets	(38)	(1,299)
Accounts payable	6,353	5,390
Income taxes	(7)	(25)
Operating lease assets and liabilities	(3,183)	(1,044)
Accrued expenses and other liabilities	(265)	3,448
Net cash provided by operating activities	8,357	17,545
Investing activities
Purchases of property and equipment	(10,055)	(24,974)
Proceeds from refranchising transactions	—	2,053
Net cash used in investing activities	(10,055)	(22,921)
Financing activities
Net payments from swing line loan	(6,592)	(4,772)
Proceeds from borrowings on long-term debt	13,350	12,500
Payments on finance leases	(1,342)	(1,833)
Stock plan transactions and tax withholding on share-based compensation awards	(173)	(224)
Net cash provided by financing activities	5,243	5,671
Net increase in cash and cash equivalents	3,545	295
Cash and cash equivalents
Beginning of period	1,149	3,013
End of period	$4,694	$3,308
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast-casual restaurants that serve globally-inspired noodle and pasta dishes, soups, salads and appetizers. As of September 30, 2025, the Company had 435 restaurants system-wide in 31 states, comprised of 349 company-owned restaurants and 86 franchise restaurants. The Company operates its business as one operating and reportable segment.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2025, which ends on December 30, 2025, and fiscal year 2024, which ended on December 31, 2024, each contain 52 weeks. The Company’s fiscal quarter that ended September 30, 2025 is referred to as the third quarter of 2025, and the fiscal quarter ended October 1, 2024 is referred to as the third quarter of 2024.

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

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Delivery program receivables	$1,879	$1,306
Vendor rebate receivables	625	763
Franchise receivables	847	1,127
Other receivables	758	862
Accounts receivable	$4,109	$4,058

Prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid insurance	$1,257	$950
Prepaid occupancy related costs	797	850
Prepaid expenses	2,196	2,332
Other current assets	21	24
Prepaid expenses and other assets	$4,271	$4,156

Property and equipment, net, consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Leasehold improvements	$217,859	$230,211
Furniture, fixtures and equipment	178,658	177,070
Construction in progress	1,843	4,463
	398,360	411,744
Accumulated depreciation and amortization	(283,882)	(274,507)
Property and equipment, net	$114,478	$137,237

Accrued payroll and benefits consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued payroll and related liabilities	$8,121	$4,489
Accrued bonus	325	1,405
Insurance liabilities	1,692	1,738
Accrued payroll and benefits	$10,138	$7,632

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Gift card liability	$1,885	$2,000
Occupancy related	1,758	1,926
Utilities	1,378	1,340
Current portion of finance lease liability	1,838	1,976
Other restaurant expense accruals	1,281	1,842
Other corporate expense accruals	3,852	3,752
Accrued expenses and other current liabilities	$11,992	$12,836

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

As of September 30, 2025, the Company had $109.8 million of indebtedness (excluding $1.6 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the A&R Credit Agreement. As of September 30, 2025, the Company had cash on hand of $4.7 million.
The Company’s revolver, which had a balance of $109.8 million as of September 30, 2025, bore interest at rates between 7.99% and 10.25% during the first three quarters of 2025. The Company’s swingline had a balance of $0.0 as of September 30, 2025, and bore interest at 10.25% in the first three quarters of 2025.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of September 30, 2025.

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

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of September 30, 2025 and October 1, 2024 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
Provision for (benefit from) income taxes	$5	$(127)	$49	$48
Effective income tax rate	(0.1)%	1.8%	(0.1)%	(0.2)%

The effective tax rate for the third quarter and the first three quarters of 2025 and 2024, reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2025, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

On July 4, 2025, the United States Congress enacted H.R.1, commonly known as the One Big Beautiful Bill Act, which introduces a wide range of tax reform measures. These include extensions and modifications of key provisions from the Tax Cuts and Jobs Act, as well as changes to rules allowing accelerated tax deductions for qualified property and research expenditures. The legislation includes multiple effective dates, with certain provisions taking effect in 2025 and others phased in through 2027. While we are continuing to evaluate the full impact of the legislation on our estimated annual effective tax rate and cash tax position, we do not currently expect it to have a material effect on our financial statements, tax provisions, or cash tax position. We will continue to monitor forthcoming administrative guidance and regulatory developments that may further clarify the implementation of the provisions.

6. Stock-Based Compensation

In May of 2023, the Company’s stockholders approved the 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units and incentive bonuses to employees, officers, non-employee directors and other service providers, as applicable. As of September 30, 2025, approximately 3.1 million share-based awards were available to be granted under the 2023 Plan. In July of 2024, the Company’s Board of Directors adopted the 2024 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the potential grant of options, stock appreciation rights, restricted stock and restricted stock units, any of which may be performance-based, and for incentive bonuses for certain newly hired employees. As of September 30, 2025, 266,351 share-based awards were available to be granted under the Inducement Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
Stock-based compensation expense	$1,133	$811	$2,651	$3,345
Capitalized stock-based compensation expense	$—	$10	$18	$43

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
Restaurant impairments (1)	$5,326	$160	$17,813	$11,264
Closure costs (1)	(658)	995	(712)	1,257
Loss on disposal of assets and other	1,013	1,047	3,524	2,967
	$5,681	$2,202	$20,625	$15,488
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

The Company has continued to review underperforming restaurants and, in the third quarter of 2025, identified a group of restaurants that the Company will seek to close on or before their next lease renewal dates, and are unlikely to recover the net book value of their assets. In the third quarter and the first three quarters of 2025, the Company recorded fixed asset impairment charges on nine and 24 restaurants, respectively, and wrote down lease related assets on nine and 20 restaurants, respectively. In the third quarter of 2024, the Company did not have any fixed asset impairment charges. In the first three quarters of 2024, the Company recorded fixed asset impairment charges on 12 restaurants. In the first quarter and first three quarters of 2024, the Company wrote down lease related assets for one and five restaurants, respectively. All periods include ongoing equipment costs for restaurants previously impaired.

The Company closed 15 restaurants during the third quarter of 2025 and closed 24 restaurants in the first three quarters of 2025. The Company closed five restaurants in the third quarter of 2024 and had seven restaurant closures during the first three quarters of 2024. Both periods included ongoing expenses from restaurant closures during the period and in prior years. These closure costs were offset by $0.6 million and $0.5 million in net gains from lease asset remeasurements in the first three quarters of 2025 and 2024, respectively. Additionally, the Company had a net gain of $1.8 million and a net loss of $0.8 million from early lease termination settlements during the first three quarters of 2025 and 2024, respectively.

In the first three quarters of 2024, loss on disposal of assets and other includes a gain from the sale of six company-owned restaurants to a franchisee in April 2024 (the “DND Sale”). Based on the sales price, there was no write down of assets related to this transaction and a gain on sale of $0.5 million was recorded in the second quarter of 2024. Both periods include assets disposed in the normal course of business and sublease expense related to leases for which the Company remains obligated in connection with the divestiture of company-owned restaurants in previous years.

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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
Net loss	$(9,151)	$(6,755)	$(35,760)	$(26,520)
Shares:
Basic weighted average shares outstanding	46,458,845	45,639,662	46,134,976	45,389,989
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	46,458,845	45,639,662	46,134,976	45,389,989
Loss per share
Basic and diluted loss per share	$(0.20)	$(0.15)	$(0.78)	$(0.58)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted loss per share when the effect would be anti-dilutive. The shares issuable on the vesting or exercise of share-based awards that were excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 4,456,817 and 4,035,933 for the third quarter of 2025 and 2024, and totaled 4,227,031 and 3,743,581 for the first three quarters of 2025 and 2024, respectively.

9. Leases
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		September 30, 2025	December 31, 2024
Assets
Operating	Operating lease assets, net	$133,134	$157,821
Finance	Property and equipment	6,896	3,807
Total leased assets		$140,030	$161,628
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$29,728	$32,055
Finance	Accrued expenses and other current liabilities	1,838	1,976
Long-term lease liabilities
Operating	Long-term operating lease liabilities	130,872	156,723
Finance	Other long-term liabilities	5,501	2,014
Total lease liabilities		$167,939	$192,768

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.7 million and $0.8 million for the third quarters of 2025 and 2024, and $2.1 million and $2.3 million the first three quarters of 2025 and 2024, respectively.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
Cash paid for lease liabilities:
Operating leases	$10,426	$10,890	$31,863	$32,736
Finance leases	595	673	1,838	1,974
	$11,021	$11,563	$33,701	$34,710
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$223	$92	$2,564	$6,488
Finance leases	123	47	4,810	137
	$346	$139	$7,374	$6,625

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the first three quarters ended September 30, 2025 and October 1, 2024 (in thousands):

	September 30, 2025	October 1, 2024
Interest paid (net of amounts capitalized)	$6,512	$5,405
Income taxes paid	7	25
Purchases of property and equipment accrued in accounts payable	1,045	2,816

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

As of September 30, 2025 and December 31, 2024, the current portion of the gift card liability amounting to $1.9 million and $2.0 million, respectively, was included in accrued expenses and other current liabilities, and the long-term portion amounting to $0.6 million and $1.0 million, respectively, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $0.4 million and $0.5 million for the third quarters of 2025 and 2024, respectively, and $1.8 million and $2.1 million for the first three quarters of 2025 and 2024, respectively.

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
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed based upon the Company’s historical redemption patterns. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of September 30, 2025 and December 31, 2024, the deferred revenue related to the rewards was $1.1 million and $1.0 million, respectively, and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
12. Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2025. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

13. Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) is the senior executive team that includes the Chief Executive Officer and the Chief Financial Officer. The Company has one reportable operating segment. The one reportable segment derives its revenue from company-owned restaurants and franchise owned restaurants. No guest accounts for 10% or more of the Company’s revenues. The Company’s CODM uses income (loss) from operations to evaluate performance and make key operating decisions, such as deciding the rate at which we invest resources into the segment.

The following table presents selected financial information with respect to our single reportable segment regularly reviewed by our CODM (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
Revenue:
Restaurant revenue	$119,579	$120,163	$364,686	$363,897
Franchising royalties and fees, and other	2,507	2,588	7,627	7,600
Total segment revenue	122,086	122,751	372,313	371,497

Less:
Cost of sales	30,709	30,665	95,862	91,223
Labor	37,499	38,423	116,174	115,791
Occupancy	11,076	11,543	33,963	34,985
Other restaurant operating costs	24,558	24,124	74,628	71,514
General and administrative	12,272	12,892	37,486	39,503
Depreciation and amortization	6,604	7,248	20,833	21,985
Pre-opening	6	454	226	1,422
Restaurant impairments, closure costs and asset disposals	5,681	2,202	20,625	15,488
Total segment expenses	128,405	127,551	399,797	391,911
Segment loss from operations	$(6,319)	$(4,800)	$(27,484)	$(20,414)
Reconciliation:
Interest expense, net	2,827	2,082	8,227	6,058
Consolidated loss before income taxes	$(9,146)	$(6,882)	$(35,711)	$(26,472)

	September 30, 2025	December 31, 2024
Other segment disclosures (in thousands):
Total long-lived assets (1)	$247,612	$295,058
Total assets	$280,572	$324,648
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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding expectations with respect to unit growth and planned restaurant openings, projected capital expenditures and our financial condition and liquidity needs. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, uncertainties as to the availability, suitability, structure, terms, and timing of any strategic transaction resulting from the strategic review and whether any such transaction will be completed, the impact of any such strategic transaction on Noodles & Company, whether the strategic benefits of any such strategic transaction can be achieved; current performance trends and our expectations for future performance and ability to obtain financing on acceptable terms, if at all, and comply with our covenants under the A&R Credit Agreement, our ability to sustain our overall growth, including, our digital sales growth; our ability to effectively optimize our restaurant portfolio including closures; our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including operational strategies to improve the performance of our restaurant portfolio; the success of our brand strategy and marketing efforts, including our ability to successfully introduce new menu items, including limited time offerings and the success of our promotions; our pricing strategies; economic conditions, including inflation, an economic recession, an elevated interest rate environment, tariffs and trade restrictions and any impact of government shutdowns on overall economic conditions and consumer spending; price and availability of commodities and other supply chain challenges; our ability to adequately staff our restaurants; changes in labor costs; our ability to maintain compliance with requirements for continued listing on the Nasdaq Global Select Market; other conditions beyond our control such as domestic or global conflicts, wars, terrorist activity, weather, natural disasters, disease outbreaks, epidemics or pandemics impacting our customers or food supplies; and consumer reaction to industry related public health issues and health pandemics, including perceptions of food safety and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024 and as updated by Item 1A. Risk Factors of this 10-Q Report.

Recent Trends, Risks and Uncertainties

Strategic Review. On September 3, 2025, we announced that our Board of Directors had initiated a review of strategic alternatives in order to explore ways to maximize stockholder value. The review includes a range of potential strategic alternatives, including a refinancing of existing indebtedness, refranchising or sale of all or part of the business, and/or other strategic or financial transactions. Such review remains in process.

Revenue. In the third quarter, we saw a decrease in revenue as a result of permanent restaurant closures, which was mostly offset by revenue growth from an increase in system-wide comparable restaurant sales. System-wide comparable restaurant sales increased 4.0% in the third quarter of 2025 compared to the same period of 2024, comprised of a 4.0% increase at company-owned restaurants and a 4.3% increase at franchise-owned restaurants.

Near-term sales growth remains constrained by macroeconomic uncertainty and current consumer sentiment. Our comparable restaurant sales have been positive since the introduction of our new menu, and have accelerated in the third quarter and further into the fourth quarter, aided by the introduction of Delicious Duos in late July and the introduction of Chili Garlic Ramen in October.

Cost of Sales. Our first three quarters of 2025 cost of sales were impacted by our comprehensive menu upgrade as some new menu items had a higher cost than the items that were replaced. We continue to monitor commodity inflation and, throughout periods of volatility, we will continue to work with our suppliers to identify ongoing supply chain efficiencies, including adding additional suppliers as necessary.

We have evaluated and will continue to evaluate the impact of import laws and tariffs on our operations as some of our food items are imported from India, Mexico and other countries. As of September 30, 2025, there was no material impact on our business, financial condition, results of operations or cash flows. However, we expect tariffs may impact our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs, for the remainder of fiscal 2025 and into 2026. We will continue to utilize fixed price contracts for certain key items to mitigate risk.

Labor Costs. Similar to much of the restaurant industry, our base labor costs have risen in recent years. We have been able to partially mitigate the impact of these market factors through a continued focus on maximizing efficiencies of labor hour usage per restaurant and wage inflation has stabilized to less than 3%.

Other Restaurant Operating Costs. We have incurred, and expect to continue to incur, increased third-party delivery fees due to significant increased usage of third-party delivery services resulting in a higher mix of third party delivery sales.

Restaurant Development. In the first three quarters of 2025, we opened two new company-owned restaurants, which completes our restaurant development for 2025. As of September 30, 2025, we had 349 company-owned restaurants and 86 franchise restaurants in 31 states.

Impairments and Certain Restaurant Closures. We impaired fixed assets related to 24 restaurants in the first three quarters of 2025 primarily related to closure decisions on underperforming restaurants. In the first three quarters of 2025, we wrote down lease-related assets for 20 restaurants. We permanently closed 24 company-owned restaurants in the first three quarters of 2025 and we anticipate closing an additional six to eight restaurants in 2025. We continue to analyze our restaurant portfolio and expect to close certain restaurants that are either generating low or negative cash flows, at or are approaching the expiration of their leases or in trade areas that are not as well positioned for current consumer trends.

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

Results of Operations

The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
	(in thousands, unaudited)
Net loss	$(9,151)	$(6,755)	$(35,760)	$(26,520)
Depreciation and amortization	6,604	7,248	20,833	21,985
Interest expense, net	2,827	2,082	8,227	6,058
Provision for (benefit from) income taxes	5	(127)	49	48
EBITDA	$285	$2,448	$(6,651)	$1,571
Restaurant impairments(1)	5,326	159	17,813	11,263
Loss on disposal of assets	698	771	2,461	2,048
Lease exit (benefits) costs, net	(1,278)	378	(2,156)	378
Gain on sale from refranchising transactions	—	—	—	(490)
Severance and executive transition costs	334	329	800	1,476
Stock-based compensation expense	1,133	811	2,651	3,345
Adjusted EBITDA	$6,498	$4,896	$14,918	$19,591
_____________________
(1)Restaurant impairments in all periods presented above include amounts related to restaurants previously impaired. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

The following table presents a reconciliation of loss from operations to restaurant contribution:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
Loss from operations	$(6,319)	$(4,800)	$(27,484)	$(20,414)
Less: Franchising royalties and fees, and other	2,507	2,588	7,627	7,600
Plus: General and administrative	12,272	12,892	37,486	39,503
Depreciation and amortization	6,604	7,248	20,833	21,985
Pre-opening	6	454	226	1,422
Restaurant impairments, closure costs and asset disposals	5,681	2,202	20,625	15,488
Restaurant contribution	$15,737	$15,408	$44,059	$50,384

Restaurant contribution margin	13.2%	12.8%	12.1%	13.8%

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
Company-Owned Restaurant Activity
Beginning of period	364	379	371	380
Openings	—	3	2	10
Closures	(15)	(5)	(24)	(7)
Divestitures(1)	—	—	—	(6)
Restaurants at end of period	349	377	349	377
Franchise Restaurant Activity
Beginning of period	89	94	92	90
Openings	—	1	—	2
Acquisitions(1)	—	—	—	6
Closures	(3)	(1)	(6)	(4)
Restaurants at end of period	86	94	86	94
Total restaurants	435	471	435	471
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

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
	(unaudited)
Revenue:
Restaurant revenue	97.9%	97.9%	98.0%	98.0%
Franchising royalties and fees, and other	2.1%	2.1%	2.0%	2.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.7%	25.5%	26.3%	25.1%
Labor	31.4%	32.0%	31.9%	31.8%
Occupancy	9.3%	9.6%	9.3%	9.6%
Other restaurant operating costs	20.5%	20.1%	20.5%	19.7%
General and administrative	10.1%	10.5%	10.1%	10.6%
Depreciation and amortization	5.4%	5.9%	5.6%	5.9%
Pre-opening	—%	0.4%	0.1%	0.4%
Restaurant impairments, closure costs and asset disposals	4.7%	1.8%	5.5%	4.2%
Total costs and expenses	105.2%	103.9%	107.4%	105.5%
Loss from operations	(5.2)%	(3.9)%	(7.4)%	(5.5)%
Interest expense, net	2.3%	1.8%	2.2%	1.6%
Loss before income taxes	(7.5)%	(5.7)%	(9.6)%	(7.1)%
Provision for (benefit from) income taxes	—%	(0.1)%	—%	—%
Net loss	(7.5)%	(5.6)%	(9.6)%	(7.1)%

Third Quarter Ended September 30, 2025 Compared to Third Quarter Ended October 1, 2024

The table below presents our unaudited operating results for the third quarters of 2025 and 2024, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	September 30, 2025	October 1, 2024	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$119,579	$120,163	$(584)	(0.5)%
Franchising royalties and fees, and other	2,507	2,588	(81)	(3.1)%
Total revenue	122,086	122,751	(665)	(0.5)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,709	30,665	44	0.1%
Labor	37,499	38,423	(924)	(2.4)%
Occupancy	11,076	11,543	(467)	(4.0)%
Other restaurant operating costs	24,558	24,124	434	1.8%
General and administrative	12,272	12,892	(620)	(4.8)%
Depreciation and amortization	6,604	7,248	(644)	(8.9)%
Pre-opening	6	454	(448)	(98.7)%
Restaurant impairments, closure costs and asset disposals	5,681	2,202	3,479	158.0%
Total costs and expenses	128,405	127,551	854	0.7%
Loss from operations	(6,319)	(4,800)	(1,519)	31.6%
Interest expense, net	2,827	2,082	745	35.8%
Loss before taxes	(9,146)	(6,882)	(2,264)	32.9%
Provision for (benefit from) income taxes	5	(127)	132	(103.9)%
Net loss	$(9,151)	$(6,755)	$(2,396)	35.5%
Company-owned:
Average unit volume	$1,341	$1,272	$69	5.4%
Comparable restaurant sales	4.0%	(3.4)%

Revenue

Total revenue decreased $0.7 million in the third quarter of 2025, or 0.5%, to $122.1 million, compared to $122.8 million in the third quarter of 2024. The decrease was primarily due to lower revenue of $5.0 million from permanent closures partially offset by $3.9 million of revenue growth in company comparable restaurant sales and a $0.4 million increase in new restaurant revenue. System-wide comparable restaurant sales increased 4.0% in the third quarter of 2025 compared to the same period of 2024, comprised of a 4.0% increase at company-owned restaurants and a 4.3% increase at franchise-owned restaurants.

Cost of Sales

Cost of sales increased by 0.1%, in the third quarter of 2025 compared to the same period of 2024. As a percentage of restaurant revenue, cost of sales increased to 25.7% in the third quarter of 2025 compared to 25.5% in third quarter of 2024, primarily due to a 1.2% impact from a combination of menu investments, mix shifts, and inflation, which was mostly offset by a 0.5% menu price benefit and a 0.5% benefit from vendor rebates.

Labor Costs

Labor costs decreased by $0.9 million, or 2.4%, in the third quarter of 2025 compared to the same period of 2024. As a percentage of restaurant revenue, labor costs decreased to 31.4% in the third quarter of 2025 compared to 32.0% in the third quarter of 2024, primarily due to a 1.3% benefit from sales leverage partially offset by 0.7% of wage inflation.

Occupancy Costs

Occupancy costs decreased by $0.5 million or 4.0% in the third quarter of 2025 compared to the third quarter of 2024, primarily due to permanent restaurant closures. As a percentage of restaurant revenue, occupancy costs decreased to 9.3% in the third quarter of 2025 compared to 9.6% in the third quarter of 2024, primarily due to sales leverage.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $0.4 million, or 1.8%, in the third quarter of 2025 compared to the third quarter of 2024. As a percentage of restaurant revenue, other restaurant operating costs increased to 20.5% in the third quarter of 2025 compared to 20.1% in the third quarter of 2024, primarily due to a 0.4% impact from higher delivery fees driven by higher delivery sales, 0.3% from higher utility costs and 0.2% from increased marketing spend, partially offset by 0.5% of sales leverage.

General and Administrative Expense

General and administrative expense decreased by $0.6 million, or 4.8%, in the third quarter of 2025 compared to the third quarter of 2024, primarily due to a $0.6 million decrease in expenses related to our annual summit and a $0.4 million decline in obsolete inventory costs, partially offset by a $0.3 million increase in stock based compensation. As a percentage of revenue, general and administrative expense decreased to 10.1% in the third quarter of 2025 from 10.5% in the third quarter of 2024.

Depreciation and Amortization

Depreciation and amortization decreased by $0.6 million, or 8.9%, in the third quarter of 2025 compared to the third quarter of 2024, primarily due to restaurant closures since the third quarter of 2024.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased $3.5 million to $5.7 million in the third quarter of 2025 compared to $2.2 million the third quarter of 2024. We recorded fixed asset impairment on nine restaurants and wrote down lease related assets on nine restaurants during the third quarter of 2025. In the third quarter of 2024, we did not record any fixed asset impairment. In the third quarter of 2024, we wrote down lease related assets on one restaurant.

Interest Expense, Net

Interest expense, net increased $0.7 million in the third quarter of 2025 compared to the third quarter of 2024, primarily due to higher average debt balances in the third quarter of 2025 as compared to the third quarter of 2024.

Provision for Income Taxes

The effective tax rate for the third quarter of 2025 and for the third quarter of 2024 reflect the impact of the previously recorded valuation allowance. The primary components of the provision for income tax (for both quarters) are related to state tax and the change in our valuation allowance. For the remainder of fiscal 2025, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Three Quarters Ended September 30, 2025 Compared to Three Quarters Ended October 1, 2024

The table below presents our unaudited operating results for the first three quarters of 2025 and 2024, and the related period-over-period changes.

	Three Fiscal Quarters Ended		Increase / (Decrease)
	September 30, 2025	October 1, 2024	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$364,686	$363,897	$789	0.2%
Franchising royalties and fees, and other	7,627	7,600	27	0.4%
Total revenue	372,313	371,497	816	0.2%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	95,862	91,223	4,639	5.1%
Labor	116,174	115,791	383	0.3%
Occupancy	33,963	34,985	(1,022)	(2.9)%
Other restaurant operating costs	74,628	71,514	3,114	4.4%
General and administrative	37,486	39,503	(2,017)	(5.1)%
Depreciation and amortization	20,833	21,985	(1,152)	(5.2)%
Pre-opening	226	1,422	(1,196)	(84.1)%
Restaurant impairments, closure costs and asset disposals	20,625	15,488	5,137	33.2%
Total costs and expenses	399,797	391,911	7,886	2.0%
Loss from operations	(27,484)	(20,414)	(7,070)	34.6%
Interest expense, net	8,227	6,058	2,169	35.8%
Loss before taxes	(35,711)	(26,472)	(9,239)	34.9%
Provision for income taxes	49	48	1	2.1%
Net loss	$(35,760)	$(26,520)	$(9,240)	34.8%
Company-owned:
Average unit volumes	$1,336	$1,282	$54	4.2%
Comparable restaurant sales	3.3%	(2.6)%

Revenue

Total revenue increased by $0.8 million, or 0.2%, in the first three quarters of 2025 to $372.3 million compared to $371.5 million in the same period of 2024. The increase was primarily due to a $10.7 million increase in company comparable restaurant sales and a $3.9 million increase from new restaurant revenue, mostly offset by $11.3 million from permanent restaurant closures and $2.5 million from refranchising the six company-owned restaurants in the Oregon market as part of the DND Sale. Comparable restaurant sales increased 3.3% system-wide in the first three quarters of 2025 compared to the first three quarters of 2024, comprised of a 3.3% increase at company-owned restaurants and a 2.9% increase at franchise-owned restaurants.

Cost of Sales

Cost of sales increased by $4.6 million, or 5.1%, in the first three quarters of 2025 compared to the same period of 2024. As a percentage of restaurant revenue, cost of sales increased to 26.3% in the first three quarters of 2025 compared to 25.1% in the first three quarters of 2024, primarily due to 1.7% impact from a combination of menu investments, mix shifts, and inflation, which was partially offset by a 0.5% benefit from a combination of menu price benefit and vendor rebates.

Labor Costs

Labor costs increased by $0.4 million, or 0.3%, in the first three quarters of 2025 compared to the same period of 2024. As a percentage of restaurant revenue, labor costs increased to 31.9% in the first three quarters of 2025 compared to 31.8% in the first three quarters of 2024, primarily due to 0.7% of wage inflation and 0.4% from an increase in labor hours related to the new menu rollout, partially offset by a 0.7% benefit from sales leverage and a 0.3% benefit from lower incentive pay and benefits.

Occupancy Costs

Occupancy costs decreased by $1.0 million, or 2.9%, in the first three quarters of 2025 compared to the first three quarters of 2024, primarily due to permanent restaurant closures. As a percentage of restaurant revenue, occupancy costs decreased to 9.3% in the first three quarters of 2025 compared to 9.6% in the first three quarters of 2024, primarily due to sales leverage.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $3.1 million, or 4.4%, in the first three quarters of 2025 compared to the first three quarters of 2024. As a percentage of restaurant revenue, other restaurant operating costs increased to 20.5% in the first three quarters of 2025 compared to 19.7% in the first three quarters of 2024, primarily due to 0.6% impact from higher delivery fees driven by higher delivery sales, 0.2% from increased marketing spend, 0.2% from higher energy costs and 0.1% from the new menu roll out, partially offset by 0.4% of sales leverage.

General and Administrative Expense

General and administrative expense decreased by $2.0 million, or 5.1%, in the first three quarters of 2025 compared to the first three quarters of 2024, primarily due to lower wage and incentive pay of $1.0 million, lower stock based compensation of $0.7 million, a $0.6 million decrease in expenses related to our annual summit and a $0.6 million decrease in professional fees, partially offset by higher marketing expenses of $0.6 million. As a percentage of revenue, general and administrative expense decreased to 10.1% in the first three quarters of 2025 from 10.6% in the first three quarters of 2024.

Depreciation and Amortization

Depreciation and amortization decreased by $1.2 million, or 5.2%, in the first three quarters of 2025 compared to the first three quarters of 2024, primarily due to restaurant closures.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased $5.1 million to $20.6 million in the first three quarters of 2025 compared to the first three quarters of 2024. We recorded fixed asset impairment on 24 restaurants and wrote down lease related assets on 20 restaurants in the first three quarters of 2025. We recorded fixed asset impairment on 12 restaurants and wrote down lease related assets on five restaurants in the first three quarters of 2024.

Interest Expense

Interest expense increased by $2.2 million in the first three quarters of 2025 compared to the same period of 2024. The increase was primarily due to higher average borrowings in the first three quarters of 2025 compared to the first three quarters of 2024.

Provision for Income Taxes

The effective tax rate for the first three quarters of 2025 and for the first three quarters of 2024 reflect the impact of the previously recorded valuation allowance. The primary components of the provision for income tax (for all quarters) are related to state tax and the change in our valuation allowance. For the remainder of fiscal 2025, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax. We estimate the annual effective tax rate for 2025 to be between (1.0%) and (0%).

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

We believe that we will have sufficient sources of cash to meet our liquidity needs and capital resource requirements for at least the next twelve months, through currently available cash and cash equivalents, availability under our revolving credit facility and cash flows from operations. We were in compliance with our covenants as of September 30, 2025, and expect to continue to be in compliance for the next twelve months. The required Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) steps down from the current requirement of 5.50 to 1.00 to 5.25 to 1.00 for the fourth quarter of fiscal year 2025, and then further steps down to 5:00 to 1.00 for the first two quarters of fiscal 2026. The required Minimum Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) steps up from the current requirement of 1.05 to 1.00 to 1.15 to 1.00 for the fourth quarter of fiscal year 2025 and the first quarter of fiscal 2026, and then further steps up to 1.25 to 1.00 for the second quarter of fiscal 2026.

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Three Fiscal Quarters Ended
	September 30, 2025	October 1, 2024
Net cash provided by operating activities	$8,357	$17,545
Net cash used in investing activities	(10,055)	(22,921)
Net cash provided by financing activities	5,243	5,671
Net increase in cash and cash equivalents	$3,545	$295

Operating Activities

Net cash provided by operating activities was $8.4 million in the first three quarters of 2025 compared to net cash provided by operating activities of $17.5 million in the first three quarters of 2024. The decrease in operating cash flow resulted primarily from a decrease in net income as adjusted for non cash items including depreciation and impairments, as well as changes in working capital related to the timing of accounts payable, payroll and accrued liabilities.

Investing Activities

Net cash used in investing activities decreased $12.9 million to $10.1 million in the first three quarters of 2025 from $22.9 million in the first three quarters of 2024. This decrease was primarily due to decreased investment in new restaurants and restaurant technology in 2025.

Financing Activities

Net cash provided by financing activities was $5.2 million in the first three quarters of 2025, compared to $5.7 million in the first two quarters of 2024. The decrease from the first three quarters of 2024 was primarily due to less net borrowings from our revolving credit facility.

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

We estimate capital expenditures will be approximately $12.0 million to $13.0 million for fiscal year 2025, including $2.0 million to $3.0 million for the remainder of the year, primarily for the reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by currently available cash and cash equivalents, cash flows from operations and if necessary, undrawn capacity under our revolving credit line.

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

Liquidity. As of September 30, 2025, we had a cash balance of $4.7 million compared to $1.1 million as of December 31, 2024. The amount available for future borrowings under our A&R Credit Agreement (defined below) was $12.2 million as of September 30, 2025. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and available borrowings under the revolving credit facility will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for at least the next twelve months.

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
As of September 30, 2025, we had $109.8 million of indebtedness (excluding $1.6 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under our A&R Credit Agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of September 30, 2025.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on outstanding debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of September 30, 2025, we had $109.8 million of outstanding borrowings under our A&R Credit Agreement, with an average interest rate during the first three quarters of 2025 of 8.6%, compared to 8.7% during the first three quarters of 2024. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $1.1 million on an annualized basis.

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

Inflation

The primary inflationary factors affecting our operations are food costs, labor costs, energy costs and materials and labor used in the construction of new restaurants. There is also uncertainty around tariffs and the potential impacts on our food costs. Additionally, many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We anticipate inflation may continue to affect our results in the near future.

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2024. Except for the Risk Factors set forth below, there have been no material changes to our Risk Factors as previously reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024 and subsequent Quarterly Reports on Form 10-Q.

There can be no assurance that our review of strategic alternatives or any initiatives or transactions that we pursue will result in additional stockholder value or that the process or any actions that we take will not have an adverse impact on our business.

On September 3, 2025, we announced that our Board of Directors had initiated a review of strategic alternatives in order to explore ways to maximize stockholder value. The review will include a range of potential strategic alternatives, including a refinancing of existing indebtedness, refranchising or sale of all or part of the business, and/or other strategic or financial transactions. The process of reviewing strategic alternatives has been and may continue to be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We may incur substantial expenses associated with a potential strategic alternative. This process could also increase our exposure to potential litigation. There can be no assurance that any suitable transaction will be identified or that any transaction that we may pursue will provide greater value to our stockholders than that reflected in the current price of our common stock or otherwise be successfully implemented.

For example, if we are able to access additional liquidity, agreements governing any borrowing arrangement could contain covenants restricting our operations. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve higher interest rates, especially given the current inflationary environment, and restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets.

Until the review process is concluded, perceived uncertainties related to our future may result in volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

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

We were in compliance with our covenants as of September 30, 2025, and expect to continue to be in compliance through the next twelve months; however there is no assurance that we will be able to do so. The required Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) steps down from the current requirement of 5.50 to 1.00 to 5.25 to 1.00 for the fourth quarter of fiscal year 2025, and then further steps down to 5:00 to 1.00 for the first two quarters of fiscal 2026. The required Minimum Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) steps up from the current requirement of 1.05 to 1.00 to 1.15 to 1.00 for the fourth quarter of fiscal year 2025 and the first quarter of fiscal 2026, and then further steps up to 1.25 to 1.00 for the second quarter of fiscal 2026. Our ability to comply with these covenants or, if we are not in compliance, our ability to obtain covenant waivers or modifications depends on many factors, some of which are beyond our control, including without limitation macroeconomic conditions, operating performance and the effectiveness of our strategic initiatives. The A&R Credit Agreement contains various events of default that include, among others, non-payment of principal or interest, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control, in each case subject to thresholds and cure periods as set forth in the A&R Credit Agreement. Upon the occurrence and during the continuance of such an event of default, our lenders would have the right to terminate their commitments and accelerate our obligations under the A&R Credit Agreement as well as exercise other rights and remedies provided for under the A&R Credit Agreement, the other loan documents and applicable law. If outstanding borrowings under the A&R Credit Agreement were to be accelerated, we may not have sufficient cash on hand or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Executive Officer Trading

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1*
Transition Agreement between Noodles & Company and Drew Madsen dated August 5, 2025 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 14, 2025 (File No. 001-35987)).

10.2*
Amended and Restated Employment Agreement between Noodles & Company and Joseph Christina dated August 5, 2025 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 14, 2025 (File No. 001-35987))

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

NOODLES & COMPANY
By:	/s/ MIKE HYNES
Mike Hynes Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	November 6, 2025