Form 10-K
period 2025-12-30
NOODLES & Co
filed 2026-03-26
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of July 1, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $26.1 million. This amount was calculated based on the closing price of the common stock on July 1, 2025 on the Nasdaq Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of March 20, 2026, there were 5,888,223 shares of the registrant’s Class A common stock, par value of $0.01 per share outstanding (reflecting the 1-for-8 reverse stock split described herein), and no shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to its 2026 Annual Meeting of Stockholders, to be held on or about May 13, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K, where so indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including but not limited to the risks and uncertainties discussed under Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1. “Business.” In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding expectations with respect to our results, traffic, unit volume and growth, planned restaurant closures and openings, strategic plan and other initiatives, projected capital expenditures and our financial condition and liquidity needs. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, including the risks discussed in Part I, Item 1A “Risk Factors” and the trends discussed in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and those discussed in other documents we file with the SEC. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Unless required by United States federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

i

PART I
ITEM 1.    Business
General
Noodles & Company is a restaurant concept offering lunch and dinner within the fast-casual segment of the restaurant industry. Our core offerings include noodle and pasta dishes, staples of many different cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally-inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, salads, soups and appetizers. As of December 30, 2025, we operated 423 restaurants in 31 states, which included 340 company locations and 83 franchise locations.
Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as “Noodles,” “we,” “us,” “our,” and the “Company” in this report. We refer to our Class A Common Stock, par value $0.01 per share, as our “common stock.”

On February 18, 2026, we implemented a 1-for-8 reverse stock split of our Class A common stock, par value $0.01 per share (the “Reverse Stock Split”). All share, per share and share price amounts, whether from prior to, on, or after such date have been adjusted to reflect the Reverse Stock Split.

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

Our customers experience the Noodles brand through our company-owned and franchise operated locations, and digitally through our mobile app, website www.noodles.com and third-party delivery services. In 2025, approximately 59% of our sales were derived from digital ordering, where guests have the opportunity to select in restaurant quick pick-up or delivery to their home or office. We believe that the breadth of ways that consumers can access our brand, the variety inherent in our menu, and how well our food travels is a business strength in relation to consumer trends towards convenience.

We are one of the only national restaurant chains to offer a menu devoted to noodles across a variety of cuisines. We offer a wide variety of flavor profiles, combining classic noodle dishes with more contemporary options. We hand-chop fresh vegetables and prepare nine noodle varieties in-house every day. All of our dishes are cooked-to-order. Choice and customization have always been a great strength of the brand. This focus on culinary innovation allows us to prepare and serve high quality food and meet changing consumer expectations. In 2025, we completed one of the most comprehensive menu upgrades in our 30-year history with the launch of eight new and four upgraded entrées followed by the third quarter launch of the value-priced Delicious Duos option. This included reimagined favorites including more sauce, more vegetables, and more premium ingredients. Additionally, the new menu includes thoughtfully curated new dishes with bold flavors that addressed gaps in our existing menu offering. The recent introduction of the Delicious Duos platform is designed to drive more frequency as a value option.

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

Restaurant Portfolio and Franchising

Restaurant Portfolio. As of December 30, 2025, we had 340 company-owned restaurants and 83 franchise restaurants in 31 states. Our restaurants are typically between 2,000 and 2,600 square feet and are located in end-cap, in-line or free-standing locations across a variety of suburban, collegiate and urban markets. We continue to analyze our restaurant prototype design to better facilitate future expansion and better meet the needs of the changing consumer experience.

Restaurant Development. In 2025, we opened two new company-owned restaurants.

Certain Restaurant Closures. We closed 33 company-owned restaurants in 2025, most of which were either generating low or negative cash flows, at or approaching the expiration of their leases, or in trade areas that are not as well positioned for current consumer trends or a potential for a significant amount of sales transfer given strong off premise sales . We continue to analyze our restaurant portfolio and expect to close approximately 30 to 35 company-owned restaurants in 2026.

Franchising. As of December 30, 2025, we had 83 franchise units in 20 states operated by 14 franchisees. In 2025, our franchisees did not open any restaurants and closed nine restaurants. In 2024, we sold six company-owned restaurants to a franchisee (“DND” and such sale, the “DND Sale”). As part of the DND Sale, DND entered into a six-year development plan commitment that includes development of ten new locations throughout Oregon and Washington. We have 10 area developers who have signed development agreements providing for the opening of 114 restaurants in their respective territories. We expect franchising to be a part of our growth strategy in future years, which could include refranchising existing markets. We look for experienced, well-capitalized franchise partners who are able to leverage their existing infrastructure and local knowledge in a manner that benefits both our franchisees and us. We expect to continue to offer development rights in markets where we do not intend to build company-owned restaurants. We may offer such rights to larger developers who commit to open 10 or more units, or to smaller developers who may commit to open fewer restaurants. We do not currently intend to offer single-unit franchises. We believe the strength and attractiveness of our brand will attract experienced and well-capitalized area developers.

Site Development and Expansion

We consider our site selection and development process critical to our long-term success. We have used a combination of our own internal team and outside real estate consultants to locate, evaluate and negotiate new sites using various criteria. In making site selection decisions, we use several analytical tools designed to uncover the key site, demographic, business, retail, competitive and traffic characteristics that drive successful locations. We utilize third-party resources to assist with evaluating potential new sites. Once a location has been approved by our executive-level selection committee, we begin a design process to match the characteristics and feel of the location to the trade area. Due to increased construction and development costs and lower than expected returns on investment on recent new restaurant openings, we are currently not planning to open any new company operated restaurants in 2026.

Restaurant Management and Operations

Friendly Team Members. We believe our genuine, friendly team members separate us from our competitors. We value the individuality of our team members, which we believe results in a management, operations and training philosophy distinct from that of our competitors. We strive to hire team members who share our values, a passion for food, have a competitive spirit and will operate our restaurants in a way that is consistent with our high standards. We seek to hire individuals who will deliver prompt, attentive service by engaging customers at all points during the Noodles brand experience. We empower our team members to enrich the experience of our customers and directly address any concerns that may arise in a manner that contributes to the success of our business. We seek to create an environment that attracts, retains, and develops people that have passion and pride in the organization.

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
•Our Contemporary Menu Offerings. At the heart of our marketing is our food and the desire to craft harmonious dishes that reflect the modern, borderless flavors and celebrate fresh, cooked to order, real food. We focus some of our marketing efforts on new menu offerings to broaden our appeal to our customers and we continue to invest in high quality ingredients and portions that improve the taste and appearance of our dishes. A disciplined pipeline of menu innovation and limited-time offers serves as a catalyst for incremental traffic, increased frequency, and improved comparable restaurant performance, while reinforcing brand relevance in a competitive category. At the same time, we showcase the dishes that continue to be loved by many.
•Brand Platform. From time to time, we launch new brand platforms to enhance our brand awareness, introduce Noodles to new guests and remind existing guests what sets Noodles apart.
•Loyalty Program. Our Noodles Rewards program has over 7 million members. The Rewards program provides us with guest data that can be used to target and personalize offers and communications. The program allows guests to accumulate reward points associated with each purchase that can be redeemed for offers such as free bowls, free side dishes, discounts, and free delivery. Rewards members are typically the first to learn about new offerings, and in some cases are provided exclusive access to certain menu items for a limited time.
•Digital Business. We continue to make strategic investments in our digital capabilities to improve the overall guest experience and increase our digital sales. Our digital platforms, inclusive of our website and our app, offer guests a differentiated and seamless ordering experience and make it convenient for guests to purchase their favorites. We use our digital platforms to increase brand engagement and usage of the Rewards program. Additionally, we have expanded our third-party partnerships to increase our brand’s reach among guests who primarily place orders through these delivery providers. We invest in digital advertising to advertise specific product categories, highlight convenient off-premise channel offerings, communicate rewards and encourage guest action and long-term guest loyalty. We leverage zero-party, first-party and third-party data to drive effective and efficient advertising spend, helping us to improve the return on our investment. We have installed digital menu boards across all company-owned locations that allow us to showcase key menu features, target guest communication, enhance our pricing capabilities and increase flexibility for culinary testing. In addition, all franchise locations are committed to have digital menu boards by September 2026.

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

Oversight and Management. We value the diversity of our team members, as well as the diversity of our guests and communities, and believe in creating an inclusive environment that promotes employment opportunities across a broad spectrum of backgrounds and cultures. Our Human Resources department is tasked with managing employment-related matters, including recruiting and hiring, onboarding and training, compensation and benefit planning, organizational design, performance management, succession planning and talent development. Our management and cross-functional teams also work closely to evaluate human capital management matters such as team member retention, workplace safety, harassment and bullying, as well as to implement measures to mitigate these risks.

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

Additionally, we support team member engagement and work-life balance with paid time off, family-planning benefits, immigration support, education assistance, and meal discounts. Our Employee Assistance Program (EAP) provides valuable resources, including financial planning support and legal assistance, providing our team members access to the tools they need for personal and professional success. We are committed to fostering career growth by offering leadership development programs, skills training, and succession planning to prepare team members for higher-level roles. Our goal of being a best-in-class workplace has earned us continued recognition, including being named one of Forbes’ Best Employers for Diversity for the fifth consecutive year in 2025.

To further demonstrate our commitment to supporting our team members, we established the Noodles & Company Foundation to provide assistance in times of need and invest in their futures. Since its inception, the Foundation has granted over $700,000 in emergency assistance and more than $600,000 in scholarships to help team members and their families achieve their educational goals. Created by and for our team members, the Foundation reinforces our dedication to fostering a resilient, empowered workforce and giving back to the communities we serve. Looking ahead, we are planning to continue to elevate the team member experience by enhancing our talent development, workplace culture, and innovative total rewards programs that differentiate Noodles & Company as an employer of choice in our industry.

As of December 30, 2025, we had approximately 6,500 employees, including approximately 500 salaried employees and approximately 6,000 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.

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

Management Information Systems

We use a variety of applications and systems to securely manage the flow of information within each restaurant, and within our restaurant support center infrastructure. All of our restaurants use computerized management information systems, which we believe are scalable to support any future growth plans. We use point-of-sale (“POS”) computers designed specifically for the restaurant industry. Our POS system provides a touch screen interface, a graphical order confirmation display and integrated, high-speed credit card and gift card processing. Our online ordering system allows customers to place orders online or through our mobile app. Orders taken remotely are routed to the point-of-sale system based on the time of customer order pickup. The POS system is used to collect daily transaction data, which generates information about daily sales, product mix and average check that we actively analyze. All products sold and prices at our company-owned restaurants are programmed into the system from our restaurant support center. We also continue to modernize and make investments in our information technology networks and infrastructure, specifically in our physical and technological security measures, to anticipate cyber-attacks and defend against breaches and to provide improved control, security and scalability. Enhancing the security of our financial data, customer information and other personal information is a high priority for us.

Our in-restaurant back office computer system is designed to assist in the management of our restaurants and provide labor and food cost management tools. These tools provide restaurant operations management and our restaurant support center quick access to detailed business data and reduces restaurant managers’ administrative time. The system provides our restaurant managers the ability to submit orders electronically with our distribution network. The system also supplies sales, bank deposit and variance data to our finance department on a daily basis. We use this data to generate daily sales information and weekly consolidated reports regarding sales and other key measures.

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

ITEM 1A.    Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our other filings with the Securities and Exchange Commission, when considering an investment in our common stock. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Business and Industry

We may not achieve our operational, strategic or financial goals.

We continue to pursue a number of financial, operational and strategic goals, including through our Strategic Review (as defined below). Our strategies are designed to, among other objectives, improve restaurant operations and increase our restaurant revenue, comparable restaurant sales, net income and adjusted EBITDA, as defined in management’s discussion and analysis. However, we may not be successful in achieving these goals in part or at all.

Our strategies and initiatives include innovating our menu offerings, enhancing our menu structure and layout, improving operational effectiveness and strengthening our financial foundation, optimizing our catering offerings, refining our pricing strategies, better understanding and tailoring communications to customers through our customer data platform and digital ecosystem, introducing new technology and equipment, and continuing to focus on manager selection, training and the development of our teams. These strategies and initiatives are in various stages of testing, evaluation and implementation, and we expect them to improve our results of operations and financial condition. Our continued menu innovation and limited time offerings, may not achieve the results we desire. Further, customers may not favor new menu offerings and pricing or may not find off-premise initiatives appealing, and our efforts to increase our sales growth and improve our offerings may be unsuccessful. Additionally, our operational initiatives may be ineffective at reducing costs or may reduce the quality of the customer experience. Any failure of our new initiatives could materially adversely affect our business, financial condition, results of operations or cash flows.

Our strategic and operational goals are designed to improve our results of operations, including restaurant revenue and profitability. The level of comparable restaurant sales, which represent the change in year-over-year sales for restaurants open for at least 18 full periods, affects our restaurant revenue growth and will continue to be a critical factor affecting profitability. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our initiatives, including increasing guest traffic. It is possible that such initiatives will not be successful, that we will not achieve our desired comparable restaurant sales growth or that the change in comparable restaurant sales could be negative, which may cause a decrease in restaurant revenue and profitability that could materially adversely affect our business, financial condition, results of operations or cash flows. For example, in 2023 and 2024 we experienced a decline in same store sales, as well as an increased loss from operations and, during 2025, while we experienced higher comparable sales, we experienced lower operating income.

There can be no assurance that our review of strategic alternatives or any initiatives or transactions that we pursue will result in additional stockholder value or that the process or any actions that we take will not have an adverse impact on our business.

On September 3, 2025, we announced that our Board of Directors had initiated a review of strategic alternatives in order to explore ways to maximize stockholder value (“Strategic Review”). The scope of the review was set to include a range of potential strategic alternatives, including a refinancing of existing indebtedness or sale of all or part of the business, and/or other strategic or financial transactions. The process of reviewing strategic alternatives has been and may continue to be time consuming and may be disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We may incur substantial expenses associated with a potential strategic alternative. This process could also increase our exposure to potential litigation. There can be no assurance that any suitable transaction will be identified or that any transaction that we may pursue will provide greater value to our stockholders than that reflected in the current price of our common stock or otherwise be successfully implemented.

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

Changes in political and economic conditions, including higher inflationary pressures and continued elevated interest rates, may reduce customer demand and increase our costs.

Our business and the restaurant industry in general depend on consumer discretionary spending. Changes in market conditions, including negative economic conditions resulting from inflation, increased interest rates, recessionary economic cycles, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, stock market volatility, war, terrorist activities, global economic occurrences or trends or other geo-political events, may result in decreased consumer confidence, increased cost of consumer credit and ultimately reduced consumer disposable income. In turn, consumers may make changes to their discretionary spending behavior in a way that negatively affects our business, including dining out less frequently, reducing the amount they spend while dining out, or choosing to eat at other lower priced restaurants. Additionally, these changes in market conditions may impact our development pipeline, including the availability of new sites, increased construction costs and availability of contract labor.

Changes in economic conditions, particularly with respect to inflationary pressures, may result in increased interest rates persisting for longer than expected and/or further increases in interest rates, labor shortages, and supply chain disruptions. These inflationary pressures may also increase our costs, including our labor and raw material costs, utilities, and our cost of borrowing, and we may not be able to fully offset such higher costs through price increases. For example, in 2023 and 2024, we executed amendments to our credit agreement, which resulted in increased borrowing rates.

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

Several of our competitors compete by offering menu items that are specifically identified as low in carbohydrates, gluten-free, or rich in protein. Many of our competitors emphasize lower-cost value options or meal packages and as such, the competitive environment has resulted in more value oriented offerings, promotions or discounts, including from casual restaurant chains, which we have responded to by the introduction of our Delicious Duos offering in 2025. Any of these competitive factors may materially adversely affect our business, financial condition, results of operations or cash flows.

Our marketing programs may not be successful.

We incur costs and expend other resources in our marketing efforts on new menu offerings, advertising campaigns, raising brand awareness and to attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Further, if our marketing and advertising strategies are not successful, we may be forced to engage in additional promotional activities to attract and retain customers, including offers for discounted food, and any such additional promotional activities could adversely impact our profitability. Additionally, many of our competitors have more marketing resources and we may not be able to successfully compete. If our competitors increase spending on marketing, or if our marketing funds decrease for any reason, or if our advertising and promotions are less effective than those of our competitors, our financial performance could be materially affected.

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

Our success is dependent in part upon our ability to maintain and enhance the value of our brand, consumers’ connection to our brand and positive relationships with our franchisees. We may be faced with negative publicity relating to food quality, restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing, employee relationships or other matters, regardless of whether the allegations are valid or whether we are held to be responsible. The negative impact of adverse publicity relating to one restaurant may extend far beyond the restaurant or franchise involved to affect some or all of our other restaurants. The risk of negative publicity is particularly great with respect to our franchised restaurants because we are limited in the manner in which we can regulate them, especially on a real-time basis. Adverse information posted on social media platforms can quickly reach a wide audience and resulting harm to our reputation may be immediate, without affording us an opportunity to correct or otherwise respond to the information. It is challenging to monitor and anticipate developments on social media in order to respond in an effective and timely manner. As a result, negative publicity generated by such incidents may be amplified by the use of social media. A similar risk exists with respect to unrelated food service businesses, if consumers associate those businesses with our own operations or are concerned with the food safety of the broader restaurant industry.

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

A number of other fast-casual restaurant chains have experienced incidents related to foodborne illnesses, including E. coli,

listeria and norovirus outbreaks that have had a material adverse effect on their operations. These incidents at other restaurants could cause some customers to have a negative perception of fast-casual concepts generally, which can negatively affect our restaurants. The occurrence of a similar incident at one or more of our restaurants, or negative publicity or public speculation about an incident, could materially adversely affect our business, financial condition, results of operations or cash flows.

We may raise menu prices or revise our pricing structure, which may not be sufficient to offset rising costs or which could decrease customer demand.

We have historically utilized, and expect to continue utilizing, menu price increases to help offset cost increases, including increased cost for food ingredients and supplies, wages, employee benefits, insurance costs, construction, utilities and other key operating costs. If our selection and amount of menu price increases are not accepted by consumers and reduce guest traffic, or are insufficient to counter increased costs, our financial results could be negatively affected. For example in 2023, primarily in response to inflationary food, labor and operating costs, we made certain menu price increases, which we believe negatively affected our traffic. In 2025, we made certain menu price increases that did not negatively impact our traffic. We cannot provide assurance that menu price increases will not deter guests from visiting our restaurants, reduce the frequency of their visits or affect their purchasing decisions.

Unexpected events have impacted and may in the future impact our business, financial condition and results of operations.

The occurrence of one or more unexpected events, including war, acts of terrorism, cybersecurity incidents, pandemics, civil unrest, natural disasters and other forms of severe weather in the United States or in other locations in which our suppliers are located, have affected and could in the future affect our operations and financial performance. It is possible that weather conditions may impact our business more than other businesses in our industry because of the significant concentration of our restaurants in the Upper Midwest, Rocky Mountain and Mid-Atlantic states. Such events could affect our guest traffic, sales and operating costs and/or cause complete or partial closure of one or more distribution centers, cause temporary or long-term disruption or inoperability of our information technology systems (including our digital platform), temporary or long-term disruptions in our delivery channel or the supply of products from suppliers, and disruption and delay in the transport of products, any of which may have a material adverse effect on our business, financial condition, and results of operations. Existing insurance coverage may not provide protection from all the costs that may arise from such events.

We are subject to risks associated with long-term non-cancellable leases and the costs of exiting leases at restaurants we have closed or may close in the future may be greater than we estimate or could be greater than the funds we raise to address closure costs.

We do not own any real property. Payments under our operating leases account for a significant portion of our operating expenses and we expect any new restaurants we open in the future will similarly be leased. Our leases generally have an initial term of ten years and generally can be extended only in five-year increments (at increased rates). All of our leases require a fixed annual rent, although some require the payment of additional rent if restaurant sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we may lease are likely to be subject to similar long-term non-cancelable leases. In connection with closing restaurants, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In 2025, we performed a detailed portfolio review that identified approximately 33 restaurants that we evaluated for potential closure before the end of their lease terms. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations.

Opening and operating new restaurants entails numerous risks and uncertainties.

One element of our long-term operational strategy is the opening of new restaurants and operating those restaurants on a profitable basis with an acceptable return on investment. In 2025, we opened two company-owned restaurants and closed 33 company-owned restaurants and our franchisees did not open any new restaurants and closed nine restaurants.

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

Our ability to successfully open new restaurants also depends on other factors, including: site selection; local economic trends and demographics; anticipated development near our new restaurants; negotiating leases with acceptable terms; identifying, hiring and training qualified employees; the state of the labor market in each local market; managing construction and development costs; avoiding the impact of inclement weather, natural disasters and other calamities; obtaining construction materials and labor at acceptable costs; securing required governmental approvals, permits and licenses; generating sufficient returns on our new restaurant investments; and accessing capital. The selection of target markets for expansion is challenging. We also must locate and secure appropriate sites for new restaurants, which is one of our biggest challenges. There are numerous factors involved in identifying and securing an appropriate site, including, among others: identification and availability of locations; competition; financial conditions affecting developers and potential landlords; managing construction and development costs; developers and potential landlords obtaining licenses or permits for development projects on a timely basis; proximity of potential development sites to an existing location; availability of acceptable lease arrangements; and obtaining construction materials and labor at acceptable costs.

Moreover, our existing restaurants could also make it more difficult to build our consumer base for a new restaurant in the same market. Our core business strategy does not entail opening new restaurants that we believe will materially affect sales at our existing restaurants, but in the future we may selectively open new restaurants in and around areas of existing restaurants that are operating at or near capacity to effectively serve our customers. Sales cannibalization between our restaurants may become significant in the future as we continue to expand our operations and could affect our sales growth, which could, in turn, materially adversely affect our business, financial condition, results of operations or cash flows.

We paused new company-owned restaurant growth in 2026 due to lower than expected rates of return on investment for our recently opened restaurants as well as increased construction and development costs. We continue to enhance our operating model and are researching a new prototype that would address costs, as well as changing consumer behaviors.

New restaurants, once opened, may not be profitable.

New restaurants may not be profitable, their sales performance may not follow historical patterns, and/or our average restaurant sales and comparable restaurant sales may underperform our expectations. In addition, the construction costs supporting the new restaurant openings may be higher than historical averages, placing a higher profitability threshold to generate an attractive cash-on-cash return. Our ability to operate new restaurants profitably, maintain an attractive cash-on-cash return, and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including: consumer awareness, understanding and support of our brand; general economic conditions, construction cost inflation, local labor costs and availability and prices we pay for the food products and other supplies we use; changes in consumer preferences; competition; temporary and permanent site characteristics of new restaurants; and changes in government regulation.

If our new restaurants do not perform as planned, our business and future prospects could be harmed. In addition, if we are unable to achieve our expected average restaurant sales, our business, financial condition, results of operations or cash flows could be materially adversely affected. The return on investment on our recent new restaurant openings have not been as expected. As a result, we have paused our new restaurant development pipeline for 2026.

Risks Related to Our Employees, Executives and Franchisees

Our business could be adversely affected by difficulties in hiring and retaining qualified employees.

Our success depends on the efforts of our employees and our ability to hire, motivate and retain qualified employees. We have taken strategic steps to improve the retention of our labor force, which has improved sequentially since peak levels in mid-2022 and turnover levels are now at lower levels and wage inflation is also moderating. There may be a small supply of qualified individuals in some of the communities in which we operate, and competition in these communities for qualified individuals could require us to pay higher wages and provide greater benefits. We devote significant resources to training our employees and strive to reduce turnover in order to keep qualified employees and better realize our investment in training new employees. However, turnover among our restaurant employees may increase. Failure to hire and retain qualified employees could impact our financial performance by increasing our training and labor costs and reducing the quality of our customers’ experiences.

A failure to recruit, develop and retain effective leaders or the loss or shortage of personnel with key capacities and skills could impact our strategic growth plans and jeopardize our ability to meet our business performance expectations and growth targets.

Our ability to continue to grow our business depends substantially on the contributions and abilities of our executive leadership team and other key management personnel. Changes in senior management could expose us to significant changes in strategic direction and initiatives. In August 2025, we promoted our President and Chief Operating Officer to serve as our new President and Chief Executive Officer and the former CEO remains on our board. We have experienced turnover in certain other senior management positions which have been replaced by permanent or fractional management. A failure to maintain appropriate organizational capacity and capability to support our strategic initiatives or to build adequate bench strength with key skill sets required for seamless succession of leadership, could jeopardize our ability to meet our business performance expectations and growth targets. If we are unable to attract, develop, retain and incentivize sufficiently experienced and capable management personnel, our business and financial results may suffer.

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

We have taken strategic steps to attempt to make our restaurant operations more labor-efficient, including reconfigured restaurant operations, increased off-premise offerings, and new technology and equipment, but in certain instances these strategies may require initial investment costs and there can be no assurances that these strategies will succeed.

We may not be successful in executing our franchise strategy.

We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas, and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, despite our training, support and monitoring, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and train qualified managers and other restaurant personnel. The failure of our franchisees to operate their franchises successfully could have a material adverse effect on us, our reputation, our brand and our ability to attract prospective franchisees and could materially adversely affect our business, financial condition, results of operations or cash flows. Failure to provide our franchisees with adequate support and resources could also materially adversely affect these franchisees, as well as cause disputes between us and them and potentially lead to material liabilities.

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

We may be harmed by breaches of security of information technology systems and/or of our confidential consumer, employee, financial, or other proprietary data.

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

We assess the Company’s cybersecurity program using several frameworks including the cybersecurity framework from the National Institute of Standards and Technology (NIST-CSF). This program includes policies, processes and procedures that help assess and identify our cybersecurity risks and inform how security measures and controls are developed, implemented and maintained. The risk assessment along with risk-based analysis and judgment are used to prioritize our cybersecurity initiatives. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls and impact of controls on operations.

We maintain internal resources to perform penetration testing designed to simulate evolving tactics and techniques of real-world threat actors, engage with industry partners and law enforcement and intelligence communities and conduct tabletop exercises and periodic risk interviews across our business. We also engage several independent third parties to perform internal and external penetration testing of our technology environment periodically and engage other third parties to periodically conduct assessments of our cybersecurity processes and capabilities. In addition, we continue to expand training and awareness practices to mitigate risk from human error, including mandatory computer-based training and internal communications for employees. Our employees undergo cybersecurity awareness training and regular phishing awareness campaigns that are based upon and designed to emulate real-world contemporary threats. We provide prompt feedback (and, if necessary, additional training or remedial action) based on the results of such exercises.

We use many information technology systems throughout our operations, including systems that record and process customer sales, manage human resources and generate accounting and financial reports. For example, our restaurants use computerized management information systems, including point-of-sale computers that process customer credit card, debit card and gift card payments, and in-restaurant back office computer systems designed to assist in the management of our restaurants and provide labor and food cost management tools. Our franchisees use similar point of sale systems and are required to report business and operational data through an online reporting network. Through these systems, we have access to and store a variety of consumer, employee, financial and other types of information related to our business. We also rely on third-party vendors to provide information technology systems and to securely process and store related information. Our franchisees also use information technology systems and rely on third-party vendors. If our or our franchisees’ technology systems, or those of third-party vendors we or our franchisees rely upon, are compromised as a result of a cyber-attack (including from circumvention of security systems, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, or social engineering) or other external or internal methods, it could materially adversely affect our reputation, business, financial condition, results of operations or cash flows.

The cyber risks we face range from cyber-attacks common to most industries to attacks that target us due to the confidential consumer information we obtain through our electronic processing of credit and debit card transactions. Like others in our industry, we have experienced many attempts to compromise our information technology and data, including a successful attempt in 2016 that we have discussed in previous filings, and we may experience more attempts in the future. These events could result in the misappropriation of our or our customers’ personal information or other proprietary or confidential information, breach of our legal, regulatory or contractual obligations, delays in our operations, or inability to access or rely upon critical business records or systems. In addition to property and casualty insurance, which may cover restoration of data, certain physical damage or third-party injuries, we have cybersecurity insurance related to a breach event. However, damage and claims arising from such incidents may not be covered or may exceed the amount of any available insurance.

Because cyber-attacks take many forms, change frequently, are becoming increasingly sophisticated, and may be difficult to detect for significant periods of time, we may not be able to respond adequately or timely to future cyber-attacks. If we or our franchisees, or third-party vendors, were to experience a material breach resulting in the unauthorized access, use, or destruction of our information technology systems or confidential consumer, employee, financial, or other proprietary data, it could negatively impact our reputation, reduce our ability to attract and retain customers and employees and disrupt the implementation and execution of our strategic goals. Moreover, such breaches could result in a violation of various privacy-related laws, including the various state specific privacy laws, which are subject to differing interpretations and criteria for enforcement, continue to undergo frequent change, and there are likely to be other jurisdictions that propose or enact new or emerging data privacy requirements in the future. The complexity of these privacy and data protection laws may result in significant costs arising from compliance and from any non-compliance, whether or not due to our negligence, and could affect our brand reputation and our results of operations. As a result, we may be subject us to investigations or private litigation, which, in turn, could expose us to civil or criminal liability, fines and penalties imposed by state and federal regulators, claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims, and various costs associated with such matters.

We rely heavily on certain vendors, suppliers and distributors, which could adversely affect our business.

Our ability to maintain consistent pricing, quality and safety throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We do not control the businesses of our vendors, suppliers and distributors and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our distributors or suppliers perform inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be materially adversely affected. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, including any suppliers who are a sole source of supply of a particular ingredient, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, especially if customers change their dining habits as a result. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe. In addition, because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers. These potential changes in food and supply costs could materially adversely affect our business, financial condition, results of operations or cash flows.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Shortages or interruptions in the availability of certain supplies caused by seasonal fluctuations, unanticipated demand, problems in production or distribution, food contamination, product recalls, government regulations (including changes in trade policies), inclement weather or other conditions could materially adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Weather related issues, such as freezes, heavy rains or drought, may also lead to temporary spikes in the prices of some ingredients such as produce or meats. Increasing weather volatility or other long-term changes in global weather patterns, including any changes associated with global climate change, could have a significant impact on the price, availability and timing of delivery of some of our ingredients. In addition, at certain times of the year a substantial volume of our shrimp and produce items are imported from India, Mexico and other countries. The United States has recently implemented or threatened certain changes in trade policies, including tariffs. Any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy, could result in higher food and supply costs. Any increase in the prices of the food products most critical to our menu, such as pasta, beef, chicken, wheat flour, cheese and other dairy products, tofu and vegetables, could materially adversely affect our operating results, especially if we are unable to increase our menu prices in order to pass these increased costs on to consumers.

In the past the cost of several of our food ingredients increased as a result of inflation in many commodities, particularly chicken and in 2025 we saw an increase in beef inflation. For our chicken purchases, we entered into temporary formula pricing contracts with our vendors and were susceptible to fluctuations in the commodities markets. While we saw material market improvement in food ingredients, if food inflation were to persist, our financial condition and business operations could be severely impacted. We have, and expect to continue to, enter into fixed-based pricing agreements for certain food ingredients to reduce our exposure to cost increases, but there can be no guarantee that we will be able to do so on favorable terms or at all.

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

New or improved technologies, including artificial intelligence, and risks or changes in consumer behavior facilitated by these technologies could negatively affect our business.

Consumer behavior continues to evolve regarding restaurant technology expectations, and we may not be able to meet changing demands. For example, the rapid evolution and increased use of artificial intelligence and related technologies may affect our customers’ expectations, requirements or tastes in ways we cannot adequately anticipate or adapt to, adversely affect our business financial condition and results of operations, and may require us to develop artificial intelligence-specific systems. Use of artificial intelligence in our systems may create further risks, such as unauthorized access to or the misappropriation of information including consumer, employee, financial and other types of information related to our business as well as disruptions to operations, which could materially adversely affect our reputation, business, financial condition, results of operations or cash flows.

Legal, Accounting, and Regulatory Risks

Changes to estimates related to our property, fixtures and equipment or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment charges on certain long-lived assets, which may materially adversely affect our results of operations.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any location, the estimated undiscounted future cash flows are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge equal to the difference between the carrying value and the fair value is recorded. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. Over the past several years we have recognized significant impairment charges and, if future impairment charges continue to be significant, this could have a material adverse effect on our business or results of operations.

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

We are subject to various federal, state and local regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. Our restaurants are also subject to state and local licensing and regulation by health, sanitation, food and occupational safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses, approvals or permits for our restaurants, which could delay planned restaurant openings or affect the operations at our existing restaurants. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. Moreover, the current uncertainty surrounding government regulations and policies, how they are interpreted and enforced and the potential for rapid change could lead to disruptions in our business.

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

Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet, health and safety. Such changes may include federal, state and local regulations and recommendations from medical and diet professionals pertaining to the ingredients and nutritional content of the food and beverages we offer. The significant rise in weight loss medications, and recent reductions in their costs, could lead to a limitation of the consumption of higher calorie items or portion sizes. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our menu offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may choose or be required to modify or remove certain menu items, which may cause us to incur costs to implement those changes and may materially adversely affect the appeal of our menu to new or returning customers. To the extent we are unwilling or unable to respond with appropriate changes to our menu offerings, it could materially affect consumer demand and could have a material adverse impact on our business, financial condition, results of operations or cash flows.

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet, medications and health or new information regarding the adverse health effects of consuming certain menu offerings. As discussed in Part I, “Business-Governmental Regulation and Environmental Matters” of this Form 10-K, these changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. Inconsistencies among state laws with respect to presentation of nutritional content could be challenging for us to comply with in an efficient manner. The Patient Protection and Affordable Care Act also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.

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

We could be party to litigation that could adversely affect us by distracting management, impairing our reputation, increasing our expenses or subjecting us to material money damages and other remedies.

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

Our reputation could be harmed if we fail, or are perceived to fail, to comply with various regulatory requirements or if we are unable to meet stakeholder expectations in a number of areas such as health, safety and security; sustainability; environmental stewardship; climate change; human rights; and corporate governance. We manage a broad range of corporate responsibility matters, taking into consideration their expected effect on the sustainability of our business over time, and the potential effect of our business on society and the environment. Such efforts can be costly and complex, and we may not ultimately accomplish our desired objectives, either as intended or at all. In addition, both guest and shareholder and other stakeholder expectations regarding such matters are evolving, and navigating these issues will require us to successfully manage differing views on these matters. Adverse incidents or failure to comply or meet expectations with respect to our corporate responsibility efforts could negatively affect our reputation, the cost of our operations, and relationships with guests and shareholder and other stakeholders, all of which could adversely affect our business, results of operations, and the price of our stock.

Risks Related to Our Debt Financing and Common Stock

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

As a general matter, operating and developing our business requires significant capital. Our A&R Credit Agreement (as defined in Item 7 below) matures in 2027 and securing access to credit on reasonable terms thereafter will require us to extend or refinance such agreement. In addition, in order to pursue our business and operational strategies, we may need additional sources of liquidity in the future and it may be difficult or not practical at such time to increase our liquidity. Our lenders may not agree to amend our credit agreement at such time to increase our borrowing capacity.

Our A&R Credit Agreement has a variable interest rate equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.75% to 3.75% per annum, based upon the consolidated total lease adjusted leverage ratio. Interest rates may rise in the future due to future amendments to the A&R Credit Agreement, inflation or other causes. As a result, the costs of servicing our variable interest rate debt have and could again increase even if the amount borrowed under such credit facility remains the same. Increased servicing costs could adversely affect our business, financial condition, results of operations or cash flows.

Further, our requirements for additional liquidity may coincide with periods during which we may not be in compliance with covenants under our credit agreement and our lenders may not agree to further amend our credit agreement to accommodate such non-compliance. We amended our credit agreement in 2023 and 2024, which resulted in an increase in our borrowing rates and modifications to both the Fixed Charge and Consolidated Total Lease Adjusted Leverage ratios and restrictions related to new restaurant growth and new leases, and these restrictions became more stringent beginning in the fourth quarter of 2025.

We were in compliance with our covenants as of December 30, 2025, and expect to continue to be in compliance through the next twelve months; however there is no assurance that we will be able to do so. The required Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) stepped down from 5.50 to 1.00 to 5.25 to 1.00 for the fourth quarter of fiscal year 2025, then further steps down to 5:00 to 1.00 for the first two quarters of fiscal 2026, and further steps down to 4.75 to 1.00 for the third and fourth quarters of 2026. The required Minimum Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) stepped up from 1.05 to 1.00 to 1.15 to 1.00 for the fourth quarter of fiscal year 2025 and the first quarter of fiscal 2026, and then further steps up to 1.25 to 1.00 for the second quarter of fiscal 2026. Our ability to comply with these covenants or, if we are not in compliance, our ability to obtain covenant waivers or modifications depends on many factors, some of which are beyond our control, including without limitation macroeconomic conditions, operating performance and the effectiveness of our strategic initiatives. The A&R Credit Agreement contains various events of default that include, among others, non-payment of principal or interest, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control, in each case subject to thresholds and cure periods as set forth in the A&R Credit Agreement. Upon the occurrence and during the continuance of such an event of default, our lenders would have the right to terminate their commitments and accelerate our obligations under the A&R Credit Agreement as well as exercise other rights and remedies provided for under the A&R Credit Agreement, the other loan documents and applicable law. If outstanding borrowings under the A&R Credit Agreement were to be accelerated, we may not have sufficient cash on hand or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition.

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

We are required to satisfy the continued listing requirements of the Nasdaq Global Select Market (“Nasdaq”) to maintain such listing, including, among other things, the maintenance of a minimum closing bid price of $1.00 per share. On June 24, 2025, we received a notice from Nasdaq indicating that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on Nasdaq. Nasdaq Listing Rule 5450(a)(1) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification of noncompliance had no immediate effect on the listing or trading of our common stock on Nasdaq and we had 180 calendar days from the date of notice to achieve compliance with the minimum bid price requirement, or until December 22, 2025. To regain compliance, the closing bid price of our common stock must have been at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to the expiration of the 180-calendar day grace period, unless Nasdaq exercised its discretion to extend this ten-day period. As the Company did not regain compliance by December 22, 2025, the Company requested a hearing before a Nasdaq Hearing Panel (“Panel”) to extend its compliance period, which request stayed any further suspension or delisting action by Nasdaq, pending the ultimate conclusion of the hearing process. On January 27, 2026, the Panel notified the Company that it had granted the Company’s request for additional time to complete the steps intended to cause it to regain compliance with the minimum bid price requirement. The Company executed the Reverse Stock Split on February 18, 2026, and as a result, the Company’s common stock traded above $1.00 for the required time period. On March 5, 2026, Nasdaq notified us that we had regained compliance with Nasdaq Listing Rule 5450(a)(1) and that the matter is now closed.

Though we recently regained compliance, we could be notified in the future of non-compliance, including if our stock price again falls below $1.00 for the compliance time period, and we may fail to regain compliance and qualify for continued listing on the Nasdaq Global Select Market.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock. Our amended and restated certificate of incorporation authorizes us to issue up to 180,000,000 shares of Class A common stock and Class B common stock , and such amount was not reduced in connection with the Reverse Stock Split, in which the number of outstanding shares of Class A common stock was reduced by a factor of eight. As a result, this increased the number of shares available for future issuance. As of December 30, 2025, we have 5,852,349 outstanding shares of Class A common stock and no outstanding shares of Class B common stock. In addition, as of such date, approximately 365,007 shares of Class A common stock are issuable upon the exercise of outstanding stock options and the vesting of restricted stock units. Moreover, as of that date, approximately 0.5 million shares of our common stock are available for future grants under our stock incentive plan and for future purchase under our employee stock purchase plan.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including but not limited to: increases and decreases in average unit volumes and comparable restaurant sales; profitability of our restaurants; labor availability and costs for hourly and management personnel; changes in interest rates; macroeconomic conditions, both nationally and locally; negative publicity relating to the consumption of products we serve; changes in consumer preferences and competitive conditions; impairment of long-lived assets and any loss on and exit costs associated with restaurant closures; expansion to new markets; the timing of any new restaurant openings and related expense; restaurant operating costs for our newly-opened restaurants; increases in infrastructure costs; and fluctuations in commodity prices.

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

Our Executive Vice President of Technology, who reports directly to the President and Chief Executive Officer and has over 18 years of experience managing information technology and cybersecurity matters, together with our senior leadership team, is responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. Since the beginning of the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “We may be harmed by breaches of security of information technology systems or our confidential consumer, employee, financial, or other proprietary data.”

The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives regular updates on cybersecurity, including immediate notification of any material cybersecurity events, and information technology matters and related risk exposures from our Executive Vice President of Technology as well as other members of the senior leadership team including with respect to the Company’s compliance with the Payment Card Industry (PCI) Data Security Standard (DSS), its implementation of data security solutions and risk evaluation, and its insurance coverages. The Audit Committee also reviews reports from third party service providers and discusses the findings with management. The Board receives updates from management and the Audit Committee on cybersecurity risks.

ITEM 2.    Properties
As of December 30, 2025, we and our franchisees operated 423 restaurants in 31 states. Our restaurants are typically between 2,000 and 2,600 square feet and are located in a variety of suburban, collegiate and urban markets. We lease the property for our restaurant support center and all of the properties on which we operate restaurants. The chart below shows the locations of our company-owned and franchised restaurants as of December 30, 2025.

State	Company-owned	Franchised	Total
Arizona	9	—	9
California	—	7	7
Colorado	50	—	50
Connecticut	—	4	4
Florida	—	4	4
Idaho	6	—	6
Illinois	44	5	49
Indiana	20	1	21
Iowa	9	2	11
Kansas	9	—	9
Kentucky	1	3	4
Maryland	19	—	19
Michigan	—	19	19
Minnesota	43	1	44
Missouri	2	5	7
Montana	—	2	2
Nebraska	—	5	5
Nevada	1	—	1
New York	1	—	1
North Carolina	8	2	10
North Dakota	—	6	6
Ohio	16	—	16
Oregon	—	5	5
Pennsylvania	9	—	9
South Carolina	—	2	2
South Dakota	—	2	2
Tennessee	—	4	4
Utah	15	—	15
Virginia	23	—	23
Washington	—	1	1
Wisconsin	55	3	58
	340	83	423
We are obligated under non-cancelable leases for our restaurants and our restaurant support center. Our restaurant leases generally have initial terms of 10 years with two or more five-year renewal options. Our restaurant leases may require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs.

ITEM 3.    Legal Proceedings
In the normal course of business, the Company is subject to proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 30, 2025. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock trades on the Nasdaq Global Select Market under the symbol NDLS. As of March 20, 2026, there were approximately 29 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories. On February 18, 2026, we effectuated the 1-for-8 Reverse Stock Split of our shares of Class A common stock. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
Purchases of Equity Securities by the Issuer
We had no share repurchases during the fourth quarter of 2025.
Sales of Unregistered Securities by the Issuer
We sold no unregistered securities that have not been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Dividends
No dividends have been declared or paid on our shares of common stock. We do not anticipate paying any cash dividends on any of our shares of common stock in the foreseeable future. We currently intend to retain any earnings to reduce outstanding debt and finance the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then-existing conditions, including our earnings, capital requirements, results of operations, financial condition, business prospects and other factors that our Board of Directors considers relevant. Further, our credit facility contains provisions that limit our ability to pay dividends on our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Relationships and Related Transactions, and Director Independence” for additional information regarding our financial condition.
ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” This section of the Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons of 2025 to 2024. Discussions of 2023 items and year-to-year comparisons of 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2024. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1A. “Risk Factors” and elsewhere in this report.
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2025 and 2024, which ended on December 30, 2025 and December 31, 2024, respectively, contained 52 weeks. We refer to our fiscal years as 2025 and 2024. Our fiscal quarters each contained 13 operating weeks.
Overview
Noodles & Company is a restaurant concept offering lunch and dinner within the fast-casual segment of the restaurant industry. We opened our first location in 1995, offering noodle and pasta dishes, staples of many different cuisines, with the goal of delivering fresh ingredients and flavors from around the world under one roof. Today, our globally-inspired menu includes a wide variety of high quality, cooked-to-order dishes, including noodles and pasta, soups, salads and appetizers. We believe we offer our customers value with a per-person spend of $13.86 in 2025.
Recent Trends, Risks and Uncertainties
Reverse Stock Split. On February 18, 2026, the amendment to our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) took effect to implement the Reverse Stock Split of our issued and outstanding shares of Class A common stock, par value $0.01 per share, at a ratio of 1-for-8.

No fractional shares were issued as a result of the Reverse Stock Split and it did not impact the par value of our common stock. Neither the Reverse Stock Split nor the related amendment to the Certificate of Incorporation had any impact on the number of shares of common stock or preferred stock we are authorized to issue under the Certificate of Incorporation or the number of issued and outstanding shares of our preferred stock (of which there are currently none).

All shares of common stock, stock-based compensation awards and per share amounts included in the Consolidated Financial Statements and applicable notes thereto in Part II, Item 8 of this Report and elsewhere in this Report have been retrospectively restated to reflect the effect of the Reverse Stock Split and related amendment to the Certificate of Incorporation.

Strategic Review. On September 3, 2025, we announced that our Board of Directors had initiated a review of strategic alternatives in order to explore ways to maximize stockholder value. The review was set to include a range of potential strategic alternatives, including a refinancing of existing indebtedness or sale of all or part of the business, and/or other strategic or financial transactions. Such review remains in process.

Revenue. In fiscal 2025, we saw an increase in revenue as a result of an increase in comparable restaurant sales, partially offset by restaurant closures. System-wide comparable restaurant sales increased 4.1%, comprised of a 4.3% increase for company-owned restaurants and a 3.2% increase for franchise restaurants. Starting in the third quarter of 2025 and continuing into the early part of 2026 we have seen our sales outpace the overall fast casual industry as measured by Blackbox. Our comparable restaurant sales have been positive since the introduction of our new menu aided by the introduction of Delicious Duos in late July, the introduction of Chili Garlic Ramen in October, and the benefit of sales transferring from restaurants that we closed to our nearby restaurants.

Cost of Sales. In recent years, we incurred incremental costs of sales driven by volatility in the commodity and food ingredients markets, particularly with our chicken products, in addition to an increase in packaging costs and distribution. The commodity markets underlying our cost of food have improved since the historically high costs in 2022. Our commodity inflation in 2025 was less than 2%. Throughout these periods of volatility, we have continued to work with our suppliers for ongoing supply chain efficiencies, including managing food waste and adding additional suppliers as necessary.

We have evaluated and will continue to evaluate the impact of import laws and tariffs on our operations as some of our food items are imported from India, Mexico and other countries. As of December 30, 2025, there was no material impact on our business, financial condition, results of operations or cash flows. However, the tariffs continue to change and we expect tariffs may impact our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs into 2026. We will continue to utilize fixed price contracts for certain key items to mitigate risk.

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
Restaurant Development. In 2025, we opened two company-owned restaurants. As of December 30, 2025, we had 340 company-owned restaurants and 83 franchise restaurants in 31 states. We do not plan to open any new company-owned restaurants in 2026.
Certain Restaurant Closures. We closed 33 and 13 company-owned restaurants in 2025 and 2024, respectively, most of which were either generating low or negative cash flows, at or approaching the expiration of their leases or in trade areas that are not as well positioned for current consumer trends or a potential for a significant amount of sales transfer given strong off premise sales. We continue to analyze our restaurant portfolio and expect to close approximately 30 to 35 restaurants in 2026, of which 19 have already been closed in the first two months of 2026, that are either generating low or negative cash flows, at or approaching the expiration of their leases or in trade areas that are not as well positioned for current consumer trends or a potential for a significant amount of sales transfer given strong off premise sales.
Impairment of Long-lived Assets. We impaired fixed assets related to 25 restaurants in 2025 and 16 restaurants in 2024 primarily related to closure decisions on underperforming restaurants. Impairment is based on our current assessment of the expected future cash flows of various restaurants based on recent results and other specific market factors.

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
Comparable Restaurant Sales
Comparable restaurant sales refer to year-over-year sales comparisons for the comparable restaurant base. We define the comparable restaurant base to include restaurants open for at least 18 full periods. As of the end of 2025, 2024 and 2023, there were 335, 350 and 355 restaurants, respectively, in our comparable restaurant base for company-owned locations. This measure highlights performance of existing restaurants, as the impact of new restaurant openings is excluded. Changes in comparable restaurant sales are generated by changes in traffic, which we calculate as the number of entrées sold, and changes in per-person spend, calculated as sales divided by traffic. Per-person spend can be influenced by changes in menu prices and the mix and number of items sold per person.
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
•tariffs or trade restrictions; and
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
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss) before net interest expense, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income (loss) before net interest expense, provision (benefit) for income taxes, depreciation and amortization, restaurant impairments, loss on disposal of assets, net lease exit costs (benefits), gain (loss) on sale of restaurants, severance, executive transition costs, corporate transaction costs and stock-based compensation.
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
The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Year
	2025	2024
	(in thousands)
Net loss	$(42,568)	$(36,213)
Depreciation and amortization	27,047	29,066
Interest expense, net	10,915	8,381
Provision for income taxes	64	54
EBITDA	$(4,542)	$1,288
Restaurant impairments(1)	22,040	13,441
Loss on disposal of assets	3,209	3,079
Lease exit costs, net	(2,520)	924
Gain on sale of restaurants	—	(490)
Severance, executive transition costs and corporate transaction costs	1,260	1,677
Stock-based compensation expense	3,037	3,680
Adjusted EBITDA	$22,484	$23,599
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
Interest Expense, Net
Interest expense, net consists primarily of interest on our outstanding indebtedness and amortization of debt issuance costs over the life of the related debt reduced by capitalized interest.
Provision for Income Taxes
Provision for income taxes consists of federal, state and local taxes on our income.

Restaurant Openings, Closures and Relocations
The following table shows restaurants opened or closed in the years indicated:

	Fiscal Year
	2025	2024
Company-Owned Restaurants
Beginning of period	371	380
Openings	2	10
Divestitures (1)	—	(6)
Closures	(33)	(13)
End of period	340	371
Franchise Restaurants
Beginning of period	92	90
Openings	—	3
Acquisitions (1)	—	6
Closures	(9)	(7)
End of period	83	92
Total restaurants	423	463
_____________________________
(1)During 2024, we sold six company-owned restaurants to a franchisee.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Year
	2025	2024
Revenue:
Restaurant revenue	98.0%	97.9%
Franchising royalties and fees, and other	2.0%	2.1%
Total revenue	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	26.2%	25.6%
Labor	31.6%	31.9%
Occupancy	9.2%	9.6%
Other restaurant operating costs	20.4%	19.7%
General and administrative	9.9%	10.3%
Depreciation and amortization	5.5%	5.9%
Pre-opening	—%	0.3%
Restaurant impairments, closure costs and asset disposals	5.3%	4.1%
Total costs and expenses	106.4%	105.6%
Loss from operations	(6.4)%	(5.6)%
Interest expense, net	2.2%	1.7%
Loss before income taxes	(8.6)%	(7.3)%
Provision for income taxes	—%	—%
Net loss	(8.6)%	(7.3)%

Fiscal Year 2025 compared to Fiscal Year 2024
The table below presents our operating results for 2025 and 2024, and the related year-over-year changes:

	Fiscal Year		Increase / (Decrease)
	2025	2024	$	%
	(in thousands)
Revenue:
Restaurant revenue	$485,103	$483,097	$2,006	0.4%
Franchising royalties and fees, and other	9,986	10,174	(188)	(1.8)%
Total revenue	495,089	493,271	1,818	0.4%
Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization, shown separately below):
Cost of sales	127,168	123,692	3,476	2.8%
Labor	153,342	154,258	(916)	(0.6)%
Occupancy	44,621	46,366	(1,745)	(3.8)%
Other restaurant operating costs	98,876	95,032	3,844	4.0%
General and administrative	49,137	50,824	(1,687)	(3.3)%
Depreciation and amortization	27,047	29,066	(2,019)	(6.9)%
Pre-opening	225	1,543	(1,318)	(85.4)%
Restaurant impairments, closure costs and asset disposals	26,262	20,268	5,994	29.6%
Total costs and expenses	526,678	521,049	5,629	1.1%
Loss from operations	(31,589)	(27,778)	(3,811)	13.7%
Interest expense, net	10,915	8,381	2,534	30.2%
Loss before income taxes	(42,504)	(36,159)	(6,345)	(17.5)%
Provision for income taxes	64	54	10	18.5%
Net loss	$(42,568)	$(36,213)	$(6,355)	(17.5)%
Company-owned:
Average unit volumes	$1,360	$1,289	$71	5.5%
Comparable restaurant sales	4.3%	(1.8)%
Revenue
Total revenue increased by $1.8 million, or 0.4%, in 2025 compared to 2024. The increase was primarily due to an $18.2 million increase in company same store sales, a $4.4 million increase from new restaurant revenue mostly offset by a decrease of $18.3 million from permanent restaurant closures and a decrease of $2.5 million from refranchising.
Average unit volumes increased 5.5% to $1.36 million in 2025 compared to $1.29 million in 2024 primarily due to increases in same store sales and the closure of underperforming restaurants. System-wide comparable restaurant sales increased 4.1% in 2025, comprised of a 4.3% increase at company-owned restaurants and a 3.2% increase at franchise-owned restaurants.
Cost of Sales
Cost of sales increased by $3.5 million, or 2.8%, in 2025 compared to 2024. As a percentage of restaurant revenue, cost of sales increased to 26.2% in 2025 from 25.6% in 2024, primarily due to a 1.4% impact from a combination of new menu investments, menu mix shifts, and inflation partially offset by a 0.8% benefit from menu price and vendor rebates.

Labor Costs
Labor costs decreased by $0.9 million, or 0.6%, in 2025 compared to 2024. As a percentage of restaurant revenue, labor costs decreased to 31.6% in 2025 compared to 31.9% in 2024, primarily due to a 1.1% benefit from sales leverage and a 0.2% benefit from lower incentive pay and benefits partially offset by 0.7% of wage inflation and 0.4% from a temporary increase in labor hours related to the new menu rollout.
Occupancy Costs
Occupancy costs decreased by $1.7 million, or 3.8%, in 2025 compared to 2024, due primarily to restaurant closures. As a percentage of restaurant revenue, occupancy costs decreased to 9.2% in 2025 from 9.6% in 2024, primarily due to sales leverage.
Other Restaurant Operating Costs
Other restaurant operating costs increased by $3.8 million, or 4.0%, in 2025 compared to 2024. As a percentage of restaurant revenue, other restaurant operating costs increased to 20.4% in 2025 from 19.7% in 2024, primarily due to 0.5% impact from higher delivery fees driven by higher delivery sales and 0.3% from increased marketing spend.
General and Administrative Expense
General and administrative expense decreased by $1.7 million, or 3.3%, in 2025 compared to 2024, primarily due to a decrease in severance costs, lower stock based compensation, and lower labor costs partially offset by higher marketing expenses and software maintenance. As a percentage of revenue, general and administrative expense decreased to 9.9% in 2025 from 10.3% in 2024.
Depreciation and Amortization
Depreciation and amortization decreased by $2.0 million, or 6.9%, in 2025 compared to 2024, due primarily to restaurants impaired or closed during 2025. As a percentage of revenue, depreciation and amortization decreased to 5.5% in 2025 compared to 5.9% in 2024.
Pre-Opening Costs
Pre-opening costs decreased by $1.3 million, or 85.4%, in 2025 compared to 2024 due to less new restaurant openings in 2025 compared to 2024.
Restaurant Impairments, Closure Costs and Asset Disposals
Restaurant impairments, closure costs and asset disposals increased by $6.0 million, or 29.6%, in 2025 compared to 2024. The increase was largely due to an increase in write-downs of lease related assets and fixed asset impairment charges with 25 restaurants impaired in 2025 compared to 16 restaurants impaired in 2024 primarily related to closure decisions on underperforming restaurants. This was partially offset by a decline in closure costs as a result of lease remeasurement gains. We continue to analyze our restaurant portfolio and expect to close certain restaurants that are either generating low or negative cash flows, at or are approaching the expiration of their leases or in trade areas that are not as well positioned for current consumer trends. Both years include ongoing equipment costs for restaurants previously impaired and lease related costs and expenses in connection with the divestiture of company-owned restaurants in previous years.
Interest Expense, Net
Interest expense, net increased by $2.5 million, or 30.2% in 2025 compared to 2024. The increase was primarily due to higher average borrowings in 2025 compared to 2024. Interest rates for all amounts outstanding are variable.
Provision for Income Taxes
The effective tax rate was (0.2)% in 2025 compared to (0.1)% in 2024. We will continue to maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Liquidity and Capital Resources
Current Resources
As of December 30, 2025, our available cash and cash equivalents balance was $1.3 million, and $11.9 million was available for future borrowings under our A&R Credit Agreement.
On July 27, 2022, we amended and restated our Credit Agreement by entering into the Amended and Restated Credit Agreement (as further amended, restated, extended, supplemented, modified and otherwise in effect from time to time, the “A&R Credit Agreement” or the “credit agreement”), with each other Loan Party (as defined in the A&R Credit Agreement) party thereto, each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Lender (each as defined in the A&R Credit Agreement). The A&R Credit Agreement matures on July 27, 2027. Among other things, the A&R Credit Agreement: (i) increased the credit facility from $100.0 million to $125.0 million; (ii) eliminated the term loan and principal amortization components of the credit facility; (iii) removed the Company’s capital expenditure covenant; (iv) enhanced flexibility for certain covenants and restrictions; and (v) lowered the spread of the Company’s cost of borrowing and transitioned from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio. The A&R Credit Agreement is secured by a pledge of stock of substantially all of the Company’s subsidiaries and a lien on substantially all of the personal property assets of the Company and its subsidiaries. The A&R Credit Agreement was subsequently amended on December 21, 2023.

On October 29, 2024, the Company further amended its A&R Credit Agreement, by entering into that certain Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). Among the modifications, the Second Amendment: (i) increased the maximum applicable rate ranges with respect to certain loans, (ii) conditioned the use of the general restricted payment basket on satisfaction of a Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) of less than or equal to 4.00 to 1.00 and a Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) of greater than or equal to 1.25 to 1.00, (iii) restricted entry into new lease agreements so long as the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement is greater than or equal to 4.50 to 1.00, (iv) increased the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement and (v) amended the Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(b) of the A&R Credit Agreement.
As of December 30, 2025, the Company had $110.2 million of indebtedness (excluding $1.4 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the A&R Credit Agreement.
Availability of borrowings under the A&R Credit Agreement is conditioned upon the Company’s compliance with the terms of the A&R Credit Agreement, including the financial covenants and other customary affirmative and negative covenants, such as limitations on additional borrowings, acquisitions, dividend payments and lease commitments, and customary representations and warranties. As of December 30, 2025, the Company was in compliance with all of its debt covenants.
The Company expects to meet all applicable financial covenants in its A&R Credit Agreement through at least the next four fiscal quarters. However, there can be no assurance that the Company will meet such financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the credit facility. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the Company’s liquidity.
The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. As of December 30, 2025, the Company was in compliance with all of its debt covenants.

The Company’s revolver, which had a balance of $109.8 million as of December 30, 2025, bore interest at rates between 7.58% to 10.25% during 2025. The Company’s swingline, which had a balance of $0.4 million as of December 30, 2025, bore interest at rates between 9.50% and 10.25% in 2025. The Company recorded interest expense of $10.9 million, $8.4 million and $4.8 million for 2025, 2024 and 2023, respectively, of which $0.9 million, $0.6 million and $0.4 million was amortization of debt issuance costs in each of the respective years.

Cash Flow Analysis
Cash flows from operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	December 30, 2025	December 31, 2024
	(in thousands)
Net cash provided by operating activities	$7,284	$7,561
Net cash used in investing activities	(12,395)	(26,714)
Net cash provided by financing activities	5,227	17,289
Net increase (decrease) in cash and cash equivalents	$116	$(1,864)
Operating Activities
Net cash provided by operating activities in 2025 was $7.3 million compared to $7.6 million in 2024. The decrease in operating cash flows resulted primarily from a decrease in net income as adjusted for non-cash items including depreciation and impairments, as well as changes in working capital related to payroll timing and normal changes in accounts payable and other accrued expenses.

Investing Activities

Net cash used in investing activities decreased $14.3 million to $12.4 million in 2025 compared to 2024. This decrease was primarily due to decreased investment in new restaurant openings and restaurant technology in 2025. We opened two and 10 company-owned restaurants in 2025 and 2024, respectively.
Financing Activities
Net cash provided by financing activities was $5.2 million in 2025, compared to $17.3 million in 2024. The decrease from 2024 was primarily due to a reduction in net borrowings in 2025.

Material Cash Requirements
Our short-term obligations consist primarily of certain lease and other contractual commitments related to our operations, normal recurring operating expenses, working capital needs, new store development, capital improvements and maintenance of our restaurants, regular interest payments on our debt obligations and certain non-recurring expenditures.
Our long-term obligations consist primarily of certain lease and other contractual commitments related to our operations and payment of our outstanding debt obligations. In addition, new store development will require capital in each year that we plan to open new restaurants which is expected to be funded by then available cash and cash equivalents, cash flows from operations and our revolving credit facility.
Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants, as well as information technology expenses and other general corporate capital expenditures. We currently do not plan to open any company-owned restaurants in 2026.
Our total capital expenditures for 2025 were $12.4 million primarily related to two new company-owned restaurants, reinvestment in existing restaurants and technology improvements. We expect our 2026 capital expenditures to be in the range of $9.5 million to $10.5 million. Our capital expenditures in 2026 are expected to be primarily related to our reinvestment in existing restaurants.

Our contractual obligations consist of lease obligations, purchase obligations, long-term debt and other liabilities. See Note 4 Long-Term Debt and Note 12 Leases to our consolidated financial statements for further discussion. We are obligated under non-cancelable leases for our restaurants, administrative offices and equipment. In addition to those lease obligations, we have legally binding minimum lease payments for lease renewals signed but not yet commenced amounting to $0.5 million as of December 30, 2025. We enter into various purchase obligations in the ordinary course of business. As of December 30, 2025, our binding purchase obligations are approximately $57.1 million, which includes $40.5 million to be incurred within the next 12 months. These amounts relate to volume commitments for beverage and food products. Our other liabilities of $1.0 million as of December 30, 2025 includes our commitment under our non-qualified deferred compensation plan and severance.
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
Impairment of Long-Lived Assets
We review long-lived assets, such as property and equipment, right of use assets and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, early lease terminations and closures, overall restaurant operating performance and projections for future performance. These estimates result in a wide range of variability on a year to year basis due to the nature of the criteria. Restaurant-level cash flow less than our internal threshold over the previous 12 periods is considered an indicator of potential impairment. In such situations, we evaluate future undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding the future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment.
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

ITEM 7A.    Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate fluctuations is limited to our outstanding borrowing under our A&R Credit Agreement, which bears interest at variable rates equal to SOFR plus a margin of 1.75% to 3.75% per annum, based upon the consolidated total lease-adjusted leverage ratio. As of December 30, 2025, $110.2 million in borrowings were outstanding under our A&R Credit Agreement. An increase or decrease of 1.0% in the effective interest rate applied to our borrowings would have resulted in a pre-tax interest expense fluctuation of approximately $1.1 million on an annualized basis.
Commodity Price Risk
We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors that are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. We use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we may be able to address material commodity cost increases by adjusting our menu pricing, but multiple price increases over a short period of time may negatively affect customer behavior, as we observed in 2023. We have evaluated and will continue to evaluate the impact of import laws and tariffs on our operations as some of our food items are imported from India, Mexico and other countries. As of December 30, 2025, there was no material impact on our business, financial condition, results of operations or cash flows. However, tariffs continue to change and we expect tariffs may impact our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs, into 2026. We will continue to utilize fixed price contracts for certain key items to mitigate risk. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percentage of restaurant revenue.
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

Noodles & Company
Consolidated Balance Sheets
(in thousands, except share data)

	December 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,265	$1,149
Accounts receivable	4,064	4,058
Inventories	10,218	10,500
Prepaid expenses and other assets	3,034	4,156
Income tax receivable	312	329
Total current assets	18,893	20,192
Property and equipment, net	107,359	137,237
Operating lease assets, net	126,319	157,821
Goodwill	7,154	7,154
Intangibles, net	420	495
Other assets, net	1,526	1,749
Total long-term assets	242,778	304,456
Total assets	$261,671	$324,648
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$16,545	$13,194
Accrued payroll and benefits	7,235	7,632
Accrued expenses and other current liabilities	11,808	12,836
Current operating lease liabilities	26,257	32,055
Total current liabilities	61,845	65,717
Long-term debt, net	108,776	100,742
Long-term operating lease liabilities, net	126,924	156,723
Deferred tax liabilities, net	316	276
Other long-term liabilities	9,115	6,769
Total liabilities	306,976	330,227
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of December 30, 2025 and December 31, 2024; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of December 30, 2025 and December 31, 2024; 6,155,333 issued and 5,852,349 outstanding as of December 30, 2025; 6,020,235 issued and 5,717,251 outstanding as of December 31, 2024 (1)	62	60
Treasury stock, at cost, 302,984 shares as of December 30, 2025 and December 31, 2024, respectively(1)	(35,000)	(35,000)
Additional paid-in capital	216,658	213,818
Accumulated deficit	(227,025)	(184,457)
Total stockholders’ deficit	(45,305)	(5,579)
Total liabilities and stockholders’ deficit	$261,671	$324,648
____________
(1) Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-8 reverse stock split.
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year Ended
	December 30, 2025	December 31, 2024	January 2, 2024
Revenue:
Restaurant revenue	$485,103	$483,097	$492,648
Franchising royalties and fees, and other	9,986	10,174	10,757
Total revenue	495,089	493,271	503,405
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	127,168	123,692	124,102
Labor	153,342	154,258	157,608
Occupancy	44,621	46,366	45,925
Other restaurant operating costs	98,876	95,032	91,559
General and administrative	49,137	50,824	51,833
Depreciation and amortization	27,047	29,066	26,792
Pre-opening	225	1,543	2,215
Restaurant impairments, closure costs and asset disposals	26,262	20,268	8,400
Total costs and expenses	526,678	521,049	508,434
Loss from operations	(31,589)	(27,778)	(5,029)
Interest expense, net	10,915	8,381	4,803
Loss before income taxes	(42,504)	(36,159)	(9,832)
Provision for income taxes	64	54	24
Net loss	$(42,568)	$(36,213)	$(9,856)

Loss per Class A and Class B common stock, combined(1)
Basic	$(7.36)	$(6.37)	$(1.72)
Diluted	$(7.36)	$(6.37)	$(1.72)
Weighted average Class A and Class B common stock outstanding, combined(1)
Basic	5,787,255	5,683,216	5,732,965
Diluted	5,787,255	5,683,216	5,732,965
_________________
(1) Shares and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-8 reverse stock split.
See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares(2)	Amount	Shares(2)	Amount
Balance—January 3, 2023	6,058,037	$61	302,984	$(35,000)	$211,691	$(138,388)	$38,364
Stock plan transactions and other	85,155	—	—	—	(649)	—	(649)
Shares repurchased and retired	(216,494)	(2)	—	—	(5,002)	—	(5,004)
Stock-based compensation expense	—	—	—	—	4,305	—	4,305
Net loss	—	—	—	—	—	(9,856)	(9,856)
Balance—January 2, 2024	5,926,698	59	302,984	(35,000)	210,345	(148,244)	27,160
Stock plan transactions and other	93,537	1	—	—	(189)	—	(188)
Stock-based compensation expense	—	—	—	—	3,662	—	3,662
Net loss	—	—	—	—	—	(36,213)	(36,213)
Balance—December 31, 2024	6,020,235	60	302,984	(35,000)	213,818	(184,457)	(5,579)
Stock plan transactions and other	135,098	2	—	—	(159)	—	(157)
Stock-based compensation expense	—	—	—	—	2,999	—	2,999
Net loss	—	—	—	—	—	(42,568)	(42,568)
Balance—December 30, 2025	6,155,333	$62	302,984	$(35,000)	$216,658	$(227,025)	$(45,305)
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.
(2)Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-8 reverse stock split.

See accompanying notes to consolidated financial statements.

Noodles & Company
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	December 30, 2025	December 31, 2024	January 2, 2024
Operating activities
Net loss	$(42,568)	$(36,213)	$(9,856)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,047	29,066	26,792
Deferred income taxes, net	40	21	26
Restaurant impairments, closure costs and asset disposals	22,161	14,402	3,981
Amortization of debt issuance costs	878	606	366
Stock-based compensation	2,999	3,609	4,235
Gain on insurance proceeds received for property damage	—	—	(205)
Changes in operating assets and liabilities:
Accounts receivable	(171)	1,086	1,201
Inventories	(613)	(702)	(303)
Prepaid expenses and other assets	1,234	(280)	(520)
Accounts payable	3,917	(1,943)	2,206
Operating lease assets and liabilities	(4,111)	(1,466)	(1,025)
Income taxes	17	8	(161)
Accrued expenses and other liabilities	(3,546)	(633)	758
Net cash provided by operating activities	7,284	7,561	27,495
Investing activities
Purchases of property and equipment	(12,395)	(28,767)	(52,043)
Proceeds from restaurant refranchising	—	2,053	—
Insurance proceeds received for property damage	—	—	243
Net cash used in investing activities	(12,395)	(26,714)	(51,800)
Financing activities
Net (payments) borrowings from swing line loan	(6,194)	1,820	(9)
Proceeds from borrowings on long-term debt	13,350	19,000	34,500
Debt issuance costs	—	(902)	(690)
Payment of finance leases	(1,772)	(2,441)	(2,376)
Repurchase of common stock	—	—	(4,981)
Stock plan transactions and tax withholding on share-based compensation awards	(157)	(188)	(649)
Net cash provided by financing activities	5,227	17,289	25,795
Net increase (decrease) in cash and cash equivalents	116	(1,864)	1,490
Cash and cash equivalents
Beginning of year	1,149	3,013	1,523
End of year	$1,265	$1,149	$3,013
See accompanying notes to consolidated financial statements.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies
Business
Noodles & Company (the “Company” or “Noodles & Company”), a Delaware corporation, develops and operates fast-casual restaurants that serve globally-inspired noodle and pasta dishes, soups, salads and appetizers. As of December 30, 2025, the Company had 340 company-owned restaurants and 83 franchise restaurants in 31 states. The Company operates its business as one operating and reportable segment.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2025, 2024 and 2023 which ended on December 30, 2025, December 31, 2024 and January 2, 2024, respectively, each contained 52 weeks.
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
Reverse Stock Split
On February 4, 2026, the Company's Board of Directors approved a reverse stock split of the Company's issued and outstanding Class A common stock, par value $0.01 per share. The reverse stock split was effectuated on February 18, 2026 at a 1-for-8 ratio (the “Reverse Stock Split”). All issued and outstanding common stock and per share amounts contained in this Report have been adjusted retroactively to reflect the change in capital structure for all periods presented. Refer to Note 18: Subsequent Event for further discussion.
Cash and Cash Equivalents
The Company considers all highly liquid investment instruments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from credit card processors as of December 30, 2025 and December 31, 2024, which are included in cash and cash equivalents, were $0.9 million and $0.8 million, respectively. Additionally, the Company records “book overdrafts” when outstanding checks at year end are in excess of cash and cash equivalents. Such book overdrafts are recorded within accounts payable in the accompanying Consolidated Balance Sheets and within operating activities in the accompanying Consolidated Statements of Cash Flows.
Accounts Receivable
Accounts receivable consists primarily of franchise receivables and vendor rebates, as well as insurance receivables and other miscellaneous receivables arising from the normal course of business. The Company evaluates the collectability of its accounts receivable in accordance with Accounting Standards Update (“ASU”) ASC 326, Financial Instruments - Credit Losses. Based on its evaluation of historical experience, current conditions, and reasonable and supportable forecasts, the Company determined that all amounts were deemed collectible. Accordingly, no allowance for credit losses was recorded as of December 30, 2025 or December 31, 2024. In 2023, the Company recognized $0.5 million of bad debt expense.
Inventories
Inventories consist of food, beverages, supplies and smallwares, and are stated at the lower of cost (first-in, first-out method) or net realizable value. Smallwares inventory, which consist of the plates, silverware and cooking utensils used in the restaurants, are frequently replaced and are therefore considered current assets. Replacement costs of smallwares inventory are recorded as other restaurant operating costs in the Consolidated Statements of Operations and are expensed as incurred. As of December 30, 2025

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and December 31, 2024, smallwares inventory of $6.4 million and $6.7 million, respectively, was included in the accompanying Consolidated Balance Sheets.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Expenditures for major renewals and improvements are capitalized, while expenditures for minor replacements and maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term, which generally includes option periods that are reasonably certain to be exercised. Depreciation and amortization expense on property and equipment, including assets recorded as finance leases, was $27.0 million, $29.0 million and $26.7 million in 2025, 2024 and 2023, respectively.
The estimated useful lives for property and equipment are:

Property and Equipment	Estimated Useful Lives
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture and fixtures	3 to 15 years
Equipment	3 to 7 years
The Company capitalizes internal payroll and payroll-related costs directly related to the successful acquisition, development, design and construction of its new restaurants. Capitalized internal costs were $0.1 million, $0.4 million and $0.5 million in 2025, 2024 and 2023, respectively. Interest incurred on funds used to construct company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $0.1 million, $0.4 million and $0.9 million in 2025, 2024 and 2023, respectively.
Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill is not subject to amortization, but instead is tested for impairment at least annually (or more often, if necessary) as of the first day of the Company’s fourth fiscal quarter.
Goodwill is evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit. In 2025, 2024 and 2023, the Company performed a qualitative impairment assessment. Under this approach, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If after performing the qualitative assessment, the Company determines there is less than a 50 percent chance that the fair value of its reporting unit is less than its carrying amount, then performing the quantitative test is unnecessary. Based on the qualitative assessment performed, management does not believe that it is more likely than not that the Company’s goodwill has been impaired.
Based on the Company’s analysis, no impairment charges were recognized on goodwill in 2025, 2024 or 2023.
Intangibles, net
Intangibles, net consists primarily of reacquired franchise rights and trademarks. The Company amortizes the reacquired franchise rights over the remaining contractual terms of the reacquired franchise area development agreements at the time of acquisition, which ranged from approximately less than one year to seven years as of December 30, 2025. Trademark rights are considered indefinite-lived intangible assets, the carrying value of which are analyzed for impairment at least annually (or more often, if necessary).

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment on a regular basis, in addition to whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Estimates of future cash flows are based on the Company’s experience and knowledge of local operations. During 2025, 2024 and 2023, the Company recorded impairment charges of certain long-lived assets which are included in restaurant impairments, closure costs and asset disposals in the Consolidated Statements of Operations. See Note 6, Restaurant Impairments, Closure Costs and Asset Disposals. Fair value of the restaurant assets was determined using Level 3 inputs (as described in Note 5, Fair Value Measurements).
Debt Issuance Costs
Certain fees and costs incurred to obtain long-term financing are capitalized and included as a reduction in the net carrying value of long-term debt, net of accumulated amortization. These costs are amortized to interest expense over the term of the related debt. When debt is extinguished prior to its maturity date, the amortization of the remaining unamortized debt issuance costs, or pro-rata portion thereof, is charged to loss on extinguishment of debt. Debt issuance costs of $1.4 million and $2.3 million, net of accumulated amortization, as of December 30, 2025 and December 31, 2024, respectively, are included as a reduction of long-term debt in the Consolidated Balance Sheets.
Self-Insurance Programs
The Company self-insures for health, workers’ compensation, general liability and property damage. Predetermined loss limits have been arranged with insurance companies to limit the Company’s per occurrence cash outlay. Estimated costs to settle reported claims and incurred but unreported claims for health and workers’ compensation self-insured plans are recorded in accrued payroll and benefits and for general liability and property damage in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
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
Revenue Recognition
Revenue consists of sales from restaurant operations and franchise royalties and fees. Revenue from the operation of company-owned restaurants is recognized when sales occur. The Company reports revenue net of sales and use taxes collected from customers and remitted to governmental taxing authorities. Delivery services are fulfilled by third-party service providers. In some cases, the Company makes delivery through its website or mobile app. In other cases, the Company makes delivery sales through a non-company owned channel, such as the delivery partner's website or mobile app. With respect to sales made through the Company website or mobile app, the Company controls the delivery services and generally recognizes revenue, including delivery fees, when the delivery partner transfers food to the guest. For those sales, the Company receives payment directly from the guest at the time of sale. With respect to sale not through the Company website or mobile app, the Company generally recognizes revenue, excluding delivery fees collected by the delivery parter, when control of the food is transferred to the guest. The Company receives payment from the delivery partner subsequent to the transfer of food and the payment terms are short-term in nature.
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
As of December 30, 2025, December 31, 2024 and January 2, 2024, there were 83, 92 and 90 franchise restaurants in operation, respectively. Franchisees opened three restaurants in 2024. Nine franchise restaurants closed in 2025, seven franchise restaurants closed in 2024 and three closed in 2023. In addition, there were six company-owned locations acquired by a franchisee in 2024.
Sublease Income
The Company records sublease income related to leases for which the Company remains obligated. The Company has entered into transactions to sell company-owned restaurants to franchisees. The lease agreements for those restaurants were assigned to the franchisee, but in some instances, the Company was not relieved of its primary obligations under the main lease, therefore these leases are treated as subleases. The lease income on these locations has been recorded in franchising royalties and fees, and other and the offsetting lease expense has been recorded in restaurant impairments, closure costs and asset disposals in the Consolidated Statement of Operations.
Pre-Opening Costs
Pre-opening costs, including rent, wages, benefits and travel for the training and opening teams, food, beverage and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred and were $14.8 million, $12.7 million and $10.8 million in 2025, 2024 and 2023, respectively. These costs are included in other restaurant operating costs, general and administrative expenses and pre-opening costs based on the nature of the advertising and marketing costs incurred.
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Recently Adopted Accounting Pronouncement
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company adopted ASU No. 2023-09 during the year ended December 30, 2025. See Note 7, Income Taxes for further detail.
Recent Accounting Pronouncements Not Yet Adopted
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
2. Supplemental Financial Information
Accounts receivable consist of the following (in thousands):

	2025	2024
Delivery program receivables	$1,412	$1,306
Vendor rebate receivables	704	763
Franchise receivables	780	1,127
Other receivables	1,168	862
Accounts receivable	$4,064	$4,058

Prepaid expenses and other assets consist of the following (in thousands):

	2025	2024
Prepaid occupancy related costs	$814	$850
Prepaid insurance	510	950
Prepaid expenses	1,689	2,332
Other current assets	21	24
Prepaid expenses and other assets	$3,034	$4,156

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment, net, consist of the following (in thousands):

	2025	2024
Leasehold improvements	$214,545	$230,211
Furniture, fixtures and equipment	176,948	177,070
Construction in progress	2,095	4,463
	393,588	411,744
Accumulated depreciation and amortization	(286,229)	(274,507)
Property and equipment, net	$107,359	$137,237

Accrued payroll and benefits consist of the following (in thousands):

	2025	2024
Accrued payroll and related liabilities	$4,400	$4,489
Accrued bonus	1,088	1,405
Insurance liabilities	1,747	1,738
Accrued payroll and benefits	$7,235	$7,632

Accrued expenses and other current liabilities consist of the following (in thousands):

	2025	2024
Gift card liability	$2,236	$2,000
Occupancy related	1,262	1,926
Utilities	1,498	1,340
Current portion of finance lease liability	1,877	1,976
Other restaurant expense accruals	1,144	1,842
Other corporate expense accruals	3,791	3,752
Accrued expenses and other current liabilities	$11,808	$12,836
3. Goodwill and Intangible Assets
The Company had no goodwill impairment charges in 2025, 2024 or 2023. As of December 30, 2025 and December 31, 2024, the goodwill balance remained at $7.2 million.

The following table presents intangible assets subject to amortization as of December 30, 2025 and December 31, 2024, (in thousands):

	2025	2024
Amortized intangible assets:
Reacquired franchise rights	$869	$933
Accumulated amortization	(718)	(692)
Amortized intangible assets, net	151	241
Non-amortized intangible assets:
Trademark rights	269	254
Intangibles, net	$420	$495

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated aggregate future amortization expense as of December 30, 2025 is as follows, (in thousands):

2026	$49
2027	40
2028	26
2029	12
2030	8
Thereafter	16
$151

No impairment charges were recorded related to non-amortized intangible assets in 2025, 2024 or 2023.

4. Long-Term Debt
Credit Facility
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

On October 29, 2024, the Company further amended its A&R Credit Agreement, by entering into that certain Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). Among the modifications, the Second Amendment: (i) increased the maximum applicable rate ranges with respect to certain loans, (ii) conditioned the use of the general restricted payment basket on satisfaction of a Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) of less than or equal to 4.00 to 1.00 and a Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) of greater than or equal to 1.25 to 1.00, (iii) restricted entry into new lease agreements so long as the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement is greater than or equal to 4.50 to 1.00, (iv) increased the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement to be no greater than (x) 5.50 to 1.00 for the fiscal quarter ending on October 1, 2024 until and including the last day of the fiscal quarter ending September 30, 2025 and (y) stepping down to (1) 5.25 to 1.00 for the fiscal quarter ending December 30, 2025, (2) 5.00 to 1.00 for the fiscal quarters ending March 31, 2026 and June 30, 2026, (3) 4.75 to 1.00 for the fiscal quarters ending September 29, 2026 and December 29, 2026 and (4) 4.50 to 1.00 for the fiscal quarter ended March 30, 2027 and thereafter and (v) amended the Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(b) of the A&R Credit Agreement to be no less than (x) 1.05 to 1.00 for the fiscal quarter ending on October 1, 2024 until and including the last day of the fiscal quarter ending September 30, 2025 and (y) stepping up to (1) 1.15 to 1.00 for the fiscal quarters ending December 30, 2025 and March 31, 2026 and (2) 1.25 to 1.00 for the fiscal quarter ending June 30, 2026 and thereafter.
As of December 30, 2025, the Company had $110.2 million of indebtedness (excluding $1.4 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the A&R Credit Agreement.
Availability of borrowings under the A&R Credit Agreement is conditioned upon the Company’s compliance with the terms of the A&R Credit Agreement, including the financial covenants and other customary affirmative and negative covenants, such as limitations on additional borrowings, acquisitions, dividend payments and lease commitments, and customary representations and warranties. As of December 30, 2025, the Company was in compliance with all of its debt covenants.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company expects to meet all applicable financial covenants in its A&R Credit Agreement through at least the next four fiscal quarters. However, there can be no assurance that the Company will meet such financial covenants. If such covenants are not met, the Company would be required to seek a waiver or amendment from the banks participating in the credit facility. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on the Company’s liquidity.
The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. As of December 30, 2025, the Company was in compliance with all of its debt covenants.
The Company’s revolver, which had a balance of $109.8 million as of December 30, 2025, bore interest at rates between 7.58% to 10.25% during 2025. The Company’s swingline, which had a balance of $0.4 million as of December 30, 2025, bore interest at rates between 9.50% and 10.25% in 2025. The Company recorded interest expense of $10.9 million, $8.4 million and $4.8 million for 2025, 2024 and 2023, respectively, of which $0.9 million, $0.6 million and $0.4 million was amortization of debt issuance costs in each of the respective years.
5. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current assets and liabilities approximate fair values due to their short-term nature. The carrying amounts of borrowings approximate fair value as the line of credit and borrowings vary with market interest rates and negotiated terms and conditions are consistent with current market rates. The fair value of the Company’s revolving line of credit borrowings is measured using Level 2 inputs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill and other intangible assets. These assets are measured at fair value if determined to be impaired or when acquired. Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of December 30, 2025 and December 31, 2024, are discussed in Note 6, Restaurant Impairments, Closure Costs and Asset Disposals.
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
6. Restaurant Impairments, Closure Costs and Asset Disposals
The following table presents restaurant impairments, closure costs and asset disposals for fiscal years 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Restaurant impairments(1)	$22,040	$13,441	$2,987
Closure costs including gains and losses on lease remeasurement(1)	(69)	2,337	1,198
Loss on disposal of assets and other	4,291	4,490	4,215
Total restaurant impairments, closure costs and asset disposals	$26,262	$20,268	$8,400
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
The Company has identified a group of restaurants that the Company will seek to close on or before their next lease renewal dates, and are unlikely to recover the net book value of their assets. During 2025, the Company recorded fixed asset impairment on 25 restaurants and wrote down lease related assets on 16 restaurants. In 2024, the Company recognized an impairment charge related to the fixed assets on 16 restaurants and a write-down of its lease related assets on seven restaurants. In 2023, the Company impaired the fixed assets on two restaurants and the lease related assets on four restaurants. Additionally, the Company wrote-off its lease related assets on 12 previously closed restaurants in 2025 and two previously closed restaurants in both of 2024 and 2023. All periods include ongoing equipment costs for restaurants previously impaired.
Closure Costs and Lease Remeasurements
Closure costs during 2025, 2024 and 2023 pertain to ongoing costs of restaurants that closed in previous years, as well as costs related to the closure of 33, 13, and six restaurants, respectively. These closure costs were offset by gains of $0.6 million in 2025, $0.6 million in 2024 and $0.2 million in 2023 resulting from lease asset remeasurements and the adjustments to liabilities as lease terminations occur. Closure costs can also include fees from real estate advisors and brokers related to terminations of the leases and charges resulting from final adjustments to liabilities as lease terminations occur.
Losses on Disposal of Assets and Other
All periods include asset disposals in the normal course of business and lease related costs and expenses that the Company is still obligated for. In 2024, the Company recognized a gain of $0.5 million from the sale of six company-owned restaurants to a franchisee (“DND Sale”). Losses on disposal of assets and other in 2023 were partially offset by $0.2 million gain on insurance proceeds from property damage.
Sublease Expense
The Company records sublease expense related to leases for which the Company remains obligated. In previous years, the Company has entered into transactions to sell company-owned restaurants to franchisees. The lease agreements for those restaurants were assigned to the franchisee, but in some instances, the Company was not relieved of its primary obligations under the lease, therefore these leases are treated as subleases. The lease income for these restaurants has been recorded in franchising royalties and fees, and other and the offsetting lease expense has been recorded in restaurant impairments, closure costs and asset disposals in the Consolidated Statement of Operations.
7. Income Taxes
The components of the provision (benefit) for income taxes are as follows for 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Current tax provision (benefit):
Federal	$—	$—	$—
State	24	33	(2)
	24	33	(2)
Deferred tax (benefit) provision:
Federal	(100)	17	21
State	140	4	5
	40	21	26
Total provision for income taxes	$64	$54	$24

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of the income tax (benefit) provision that would result from applying the federal statutory income tax rate to pre-tax income, as shown in the accompanying consolidated statements of operations, is presented below (in thousands) for 2024 and 2023 under the income tax disclosure guidance in effect for those periods. The reconciliation for the year ended December 30, 2025, prepared in accordance with ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, is presented separately below.

	2024	2023
Federal income tax (benefit) at federal rate	$(7,730)	$(2,065)
State income tax (benefit), net of federal tax	(1,793)	(420)
Other permanent differences	783	629
Tax credits	(1,400)	(1,513)
Change in valuation allowance	9,484	3,352
Tax rate change	74	—
Deferred tax asset write-off	630	78
Other items, net	6	(37)
Provision for income taxes	$54	$24
Effective income tax rate	(0.1)%	(0.2)%
Effective in 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis. As a result, the following table presents (in thousands) an expanded reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the year ended December 30, 2025, in accordance with the enhanced disclosure requirements of the new standard. The reconciliations for 2024 and 2023 above were prepared under the guidance in effect for those periods and have not been retrospectively adjusted. As the Company operates exclusively in the United States, certain reconciling items related to foreign jurisdictions required by ASU 2023-09 are not applicable and have been omitted.

	2025
	Amount	%
U.S Federal Statutory Tax Rate	$(8,931)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect *	131	(0.3)%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—%
Tax Credits
Work Opportunity Tax Credit (WOTC)	(326)	0.8%
Federal Insurance Contributions Act (FICA) Tip Credit	(1,097)	2.6%
Changes in Valuation Allowances	8,659	(20.4)%
Nontaxable or Nondeductible Items
Excess Tax Benefit from Stock Comp	689	(1.6)%
Other Permanent Items	327	(0.8)%
Changes in Unrecognized Tax Benefits	—	—%
Other Adjustments, net	612	(1.4)%

Effective Tax Rate	$64	(0.2)%
*State taxes in Minnesota made up the majority (greater than 50 percent) of the tax effect in this category.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requires disclosure of cash income taxes paid disaggregated by federal, state, and foreign jurisdictions. The Company adopted the guidance prospectively in 2025; accordingly, cash income taxes paid by jurisdiction are presented below for the year ended December 30, 2025 only. Prior periods are not presented as the disclosure was not required for those periods.

As the Company operates exclusively in the United States, cash income taxes paid to foreign jurisdictions are not applicable. In addition, the Company maintains a full valuation allowance on its deferred tax assets and has significant net operating loss

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(“NOL”) carryforwards, and as a result, no federal income taxes were paid during the year ended December 30, 2025. The Company also has significant state net operating loss carryforwards and state tax credit carryforwards, and as a result, state income taxes paid during the year were limited to minimum or franchise tax amounts. Total cash taxes paid to all state jurisdictions for the year ended December 30, 2025 was diminimus.

The Company’s total deferred tax assets and liabilities are as follows (in thousands):

	2025	2024
Deferred tax assets	$116,212	$118,454
Deferred tax liabilities	(45,723)	(58,573)
Total deferred tax assets	70,489	59,881
Valuation allowance	(70,805)	(60,157)
Net deferred tax liabilities	$(316)	$(276)
Deferred income taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Deferred income tax liabilities and assets consist of the following (in thousands):

	2025	2024
Deferred tax assets (liabilities):
Loss carry forwards	$52,016	$47,555
Deferred franchise revenue	1,159	1,655
Property, equipment and intangible assets	(9,227)	(14,479)
Stock-based compensation	596	1,197
Tax credit carry forwards	11,566	10,143
Interest expense	6,058	3,609
Inventory smallwares	(1,692)	(1,754)
Other accrued expenses	480	886
Operating lease assets	(34,804)	(42,340)
Operating lease liabilities	42,882	51,739
Other	1,455	1,670
Total net deferred tax assets	70,489	59,881
Valuation allowance	(70,805)	(60,157)
Net deferred tax liabilities	$(316)	$(276)
For the year ended December 30, 2025, the Company determined that it was appropriate to maintain a valuation allowance of $70.8 million against U.S. deferred tax assets due to uncertainty regarding the realizability of future tax benefits. The valuation allowance is recorded against net deferred tax assets, exclusive of indefinite-lived assets and liabilities. The Company will maintain the remaining valuation allowance until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit to the effective tax rate.
As of December 30, 2025 and December 31, 2024, NOL carry forwards for federal income tax purposes of approximately $197.0 million and $184.0 million, respectively, were available to offset future taxable income. Of these amounts, $106.8 million is available to offset future taxable income through 2038 and $90.2 million can be carried forward indefinitely, but can only offset 80% of future taxable income. The Internal Revenue Code Section 382 generally limits the utilization of NOLs when there is an ownership change. Prior to the utilization of NOLs in the future, the Company will determine whether there are any limitations under Section 382. If such a limitation exists, it is possible that a portion of the NOLs may not be available for use before expiration.
Uncertain tax positions are recognized if it is more likely than not that the Company will be able to sustain the tax position taken, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon resolution

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the benefit. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.
There were no uncertain tax positions for the years ended December 30, 2025 or December 31, 2024. For federal and state income tax purposes, the Company’s 2022 through 2024 tax years remain open for examination by the authorities under the normal three year statute of limitations. Should the Company utilize any of its U.S. or state NOLs, the tax year to which the original loss relates will remain open to examination.
On July 4, 2025, the United States Congress enacted H.R.1, commonly known as the One Big Beautiful Bill Act, which introduces a wide range of tax reform measures. These include extensions and modifications of key provisions from the Tax Cuts and Jobs Act, as well as changes to rules allowing accelerated tax deductions for qualified property and research expenditures. The legislation includes multiple effective dates, with certain provisions taking effect in 2025 and others phased in through 2027. The net effect of the legislation did not have a material impact on the Company’s effective tax rate for the year ended December 30, 2025. We will continue to monitor forthcoming administrative guidance and regulatory developments that may further clarify the implementation of the provisions.
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
Share Repurchases
On July 26, 2023, the Company announced a share repurchase program (the “2023 Share Repurchase Program”) of up to $5.0 million of the Company’s Class A common stock. Under this program, the Company purchased shares of the Company's Class A common stock in the open market. The Company conducted any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. During 2023, the Company repurchased 216,494 (1,731,952 prior to the Reverse Stock Split) shares of its common stock for approximately $5.0 million in open market transactions at an average price of $22.88 ($2.86 prior to the Reverse Stock Split) per share. Share repurchases were accounted for under the retirement method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital. The 2023 Share Repurchase Program and the remaining de minimus balance was cancelled by the Company’s Board of Directors in the fourth quarter of 2023.
9. Stock-Based Compensation
In May of 2023, the Company’s Board of Directors adopted the 2023 Stock Incentive Plan, which was approved at the annual meeting of stockholders on May 16, 2023 (the “2023 Plan”). The 2023 Plan authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and incentive bonuses to employees, officers, non-employee directors and other service providers, as applicable. The Company’s 2013 Stock Incentive Plan, as amended and restated in May of 2013 was terminated. The 2023 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Board”) or another committee designated by the Board, or in the absence of any such committee, the Board itself (the “administrator”). Stock options are granted at a price determined by the administrator at an exercise price that is not less than the fair market value of the underlying stock on the date of grant. The administrator may also grant SARs, RSUs and PSUs with terms determined by the administrator in

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accordance with the 2023 Plan. All share-based awards (except for RSUs and PSUs) granted under the 2023 Plan have a life of ten years. Most awards vest ratably over four years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company) under the 2023 Plan. In 2022, the Company launched the General Manager (“GM”) Equity program which granted RSUs to top performing general managers with a three year cliff vesting. The final grant under the GM Equity program was in the first quarter of 2024. At December 30, 2025, approximately 0.4 million (3.3 million prior to the Reverse Stock Split) share-based awards were available to be granted under the 2023 Plan. The number of shares have been restated to reflect the 1-for-8 Reverse Stock Split effectuated on February 18, 2026. All historical share and per share amounts reflected in this Report have been adjusted to reflect the Reverse Stock Split. Refer to Note 18: Subsequent Event for further discussion.
In July of 2024, the Company’s Board of Directors adopted the 2024 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the potential grant of options, SARs, restricted stock and RSUs, any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination thereof, for certain newly hired employees. As of December 30, 2025, approximately 37,982 (303,851 prior to the Reverse Stock Split) share-based awards were available to be granted under the Inducement Plan.
Stock-based compensation expense is generally recognized on a straight-line basis over the service period of the awards. In 2025, 2024 and 2023, non-cash stock-based compensation expense of $3.0 million, $3.7 million and $4.3 million, respectively, was included in general and administrative expense. As of December 30, 2025, there was $3.0 million of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2023 Plan, which is expected to be recognized over 2.1 years.
The Company has estimated forfeiture rates that average 32% based upon the class of employees receiving stock-based compensation in its calculation of stock-based compensation expense for the year ended December 30, 2025. These estimates are based on historical forfeiture behavior exhibited by employees of the Company.
Stock Options
The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. Expected volatilities are based on the Company’s historical data and implied volatility. The Company uses historical data to estimate expected employee forfeitures of stock options. The expected life of options granted is management’s best estimate using recent and expected transactions. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. In 2024, the Company granted 31,250 performance-based stock options to its chief executive officer, which were to vest and become exercisable on the third anniversary of the grant date subject to the achievement of stock price target conditions at the end of the three-year performance period; however these options expired upon the resignation of such chief executive officer in August 2025. The fair value of each option share was $8.40 at grant date and calculated using a Monte Carlo valuation model. The Company did not grant any options in 2025 or 2023.
A summary of aggregate option award activity under the 2023 Plan as of December 30, 2025, and changes during the fiscal year then ended is presented below:

	Awards	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (in thousands)
Outstanding—December 31, 2024	56,342	$53.16
Granted	—	—
Forfeited or expired	(52,373)	75.63
Exercised	—	—
Outstanding—December 30, 2025	3,969	$63.92	2.43	$—
Vested	3,969	$63.92	2.43	$—
Exercisable as of December 30, 2025	3,969	$63.92	2.43	$—
_____________
(1)Aggregate intrinsic value represents the amount by which fair value of the Company’s stock exceeds the exercise price of the option as of December 30, 2025.
No option shares vested in 2025 or 2024. The Company had 4,365 options that vested in 2023. These awards had a total estimated fair value of $0.1 million at the date of vesting during the fiscal year ended January 2, 2024.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units (RSUs) and Performance Stock Units (PSUs)
The Company grants RSUs and PSUs to its executive officers under the 2023 Plan, and such awards may be granted under the Inducement Plan. The RSU awards vest over a four-year period subject to continued employment as of the applicable vesting date. The PSU awards are earned over a three-year performance period subject to the achievement of certain target performance conditions. The number of shares eligible to vest ranges from 0% to 200%, however no share shall vest if the defined minimum targets are not met. During fiscal years 2021 and 2022, PSUs were granted based on target performance measures over the Company’s comparable sales growth and Adjusted EBITDA (“Financial PSU”). For fiscal year 2021 to 2023, the Company also awarded PSUs based on a total shareholder return based metric (“TSR”), which compares the stock price of the Company’s shares to a group of peer companies. In fiscal year 2024, the Company awarded PSUs based on a volume-weighted average stock price for the Company’s shares. In fiscal year 2025, the Company awarded PSUs based on an absolute stock price of the Company’s shares on the measurement date.
Each share of the Financial PSUs has a fair value equal to the Company’s stock price at the date of grant while the fair value of each share of TSRs and the 2024-2025 PSUs is determined using a Monte Carlo valuation model. The Financial PSU stock-based compensation expense is recognized during the three-year period and is adjusted for the number of shares that are expected to vest based on the probability of achieving the targeted performance measures. Stock-based compensation expense for TSR and PSU awards is recognized straight-line over the term of the award. PSUs remain unvested until the end of the performance period and through the post-performance holding period of three to six months (“vest date”) if applicable. For TSR awards, there is a mandatory post-vest holding period of one year. PSUs are forfeited in the event of termination prior to the vest date.
The stock-based compensation expense recognized from the PSUs amounted to $(0.1) million, $0.2 million and $(0.6) million during 2025, 2024 and 2023, respectively. In 2025 the Company recorded a reversal of previously recognized compensation costs due to forfeitures of $0.4 million related to executive officer departures. In 2023, the Company recorded a reversal of previously recognized compensation costs due to forfeitures of $0.3 million related to executive officer departures and $0.5 million reversal due to target performance measures not being met.
A summary of the status of the Company’s aggregate non-vested RSUs and PSUs as of December 30, 2025 and changes during the year then ended is presented below:

	Awards	Weighted-Average Grant Date Fair Value
Outstanding—December 31, 2024	426,430	$26.61
Granted	325,872	5.54
Vested	(158,453)	28.03
Forfeited	(232,811)	14.13
Non-vested at December 30, 2025	361,038	$15.03
The Company had 158,453, 95,718 and 90,624 award units that vested in 2025, 2024 and 2023, respectively. This included 2,919 and 20,953 PSUs that vested in 2024 and 2023, respectively. No PSUs vested in 2025. These units had a total estimated fair value of $1.0 million, $1.5 million and $3.4 million at the date of vesting during the fiscal years ended December 30, 2025, December 31, 2024 and January 2, 2024, respectively.
10. Loss Per Share
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

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data). The number of shares and per share have been restated to reflect the 1-for-8 Reverse Stock Split effectuated on February 18, 2026. Refer to Note 18: Subsequent Event for further discussion.

	2025	2024	2023
Net loss attributable to common stockholders	$(42,568)	$(36,213)	$(9,856)
Shares:
Basic weighted average shares outstanding	5,787,255	5,683,216	5,732,965
Effect of dilutive securities	—	—	—
Diluted weighted average number of shares outstanding	5,787,255	5,683,216	5,732,965
Loss per share:
Basic loss per share	$(7.36)	$(6.37)	$(1.72)
Diluted loss per share	$(7.36)	$(6.37)	$(1.72)
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted earnings per share when the effect would be anti-dilutive. Shares issuable on the vesting or exercise of share-based awards were excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 491,339 (3.9 million shares prior to the Reverse Stock Split), 470,816 (3.8 million shares prior to the Reverse Stock Split) and 430,280 (3.5 million shares prior to the Reverse Stock Split) for 2025, 2024 and 2023, respectively.
11. Employee Benefit Plans
Defined Contribution Plan
In October 2003, the Company adopted a defined contribution plan, The Noodles & Company 401(k) Plan (the “401(k) Plan”). Company employees aged 21 or older, are eligible to participate in the 401(k) Plan beginning on the first day of the calendar month following 30 days of employment. Under the provisions of the 401(k) Plan, the Company may, at its discretion, make contributions to the 401(k) Plan. Participants are 100% vested in their own contributions. In 2019, the board of directors authorized matching contributions equal to 25% of the first 4% of compensation that is deferred by the participant. The Company recognized matching contribution expense of $0.4 million in each of the fiscal years 2025, 2024 and 2023, respectively.
Deferred Compensation Plan
The Company’s deferred compensation plan, under which compensation deferrals began in 2013, is a non-qualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary and variable compensation, including 401(k) refund, each plan year. To offset its obligation, the Company holds a portfolio of mutual funds in a Rabbi Trust. As of December 30, 2025 and December 31, 2024, $1.0 million and $1.2 million, respectively, were included in other assets, net, which represents the value of the mutual funds, and $1.0 million and $1.2 million, respectively, were included in accrued expenses and other current liabilities and other long-term liabilities, which represents the carrying value of the liability for deferred compensation.
Employee Stock Purchase Plan
In 2013, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) under which eligible team members may voluntarily contribute up to 15% of their salaries, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all non-highly compensated employees who have been employed by the Company for at least 30 days prior to the offering period and who are regularly scheduled to work more than 20 hours per week and for more than five months in any calendar year, are eligible to participate in the ESPP which operates in-line with the Company’s fiscal quarters. A total of 93,750 shares of common stock are available for issuance under the ESPP. The Company has issued a total of 81,189 shares under this plan, of which 19,940 shares were issued during 2025. A total of 12,561 shares remain available for future issuance. The number of shares reflect the 1-for-8 Reverse Stock Split effectuated on February 18, 2026. All historical share and per share amounts reflected in this Report have been adjusted to reflect the Reverse Stock Split. Refer to Note 18: Subsequent Event for further discussion.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For 2025, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 3.77% risk-free interest rate; 0.25 years expected life; expected volatility of 103.4%; and a zero percent dividend yield. The weighted average fair value per share at grant date was $0.24. In 2025, the Company recognized $36,000 of compensation expense related to the ESPP.
12. Leases
The Company leases restaurant facilities, office space and certain equipment that expire on various dates through October 2039. Lease terms for restaurants in traditional shopping centers generally include a base term of 10 years, with options to extend these leases for additional periods of five to 15 years.
The Company’s leases typically contain rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce the right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term. Total rent expense for operating leases for 2025, 2024 and 2023 was approximately $36.9 million, $39.4 million and $39.2 million, respectively.
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
Changes in the market trend of the trade area affected certain of our restaurant operating results and the underlying asset values of the restaurant lease. The Company recorded right-of-use asset impairment charges, which reduced the carrying value of operating lease assets to their respective estimated fair value by $5.0 million, $1.7 million, and $1.6 million in 2025, 2024 and 2023 respectively.

Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		2025	2024
Assets
Operating	Operating lease assets, net	$126,319	$157,821
Finance	Property and equipment	6,373	3,807
Total leased assets		$132,692	$161,628
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$26,257	$32,055
Finance	Accrued expenses and other current liabilities	1,877	1,976
Long-term lease liabilities
Operating	Long-term operating lease liabilities	126,924	156,723
Finance	Other long-term liabilities	5,020	2,014
Total lease liabilities		$160,078	$192,768

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease costs are as follows (in thousands):

		Year Ended	Year Ended	Year Ended
Classification		December 30, 2025	December 31, 2024	January 2, 2024
Operating lease cost	Occupancy, other restaurant operating costs, general and administrative expenses, and pre-opening costs	$36,934	$39,416	$39,192
	Closure costs, loss on disposals and other	2,341	2,833	2,929
Finance lease cost
Amortization of lease assets	Depreciation and amortization	2,122	2,243	2,270
Interest on lease liabilities	Interest expense, net	659	186	297
		42,056	44,678	44,688
Sublease income	Franchising royalties and fees, and other	(2,695)	(3,094)	(3,087)
Total lease cost, net		$39,361	$41,584	$41,601

Future minimum lease payments required under existing leases as of December 30, 2025 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2026	$37,328	$2,431	$39,759
2027	36,098	2,349	38,447
2028	30,636	1,574	32,210
2029	24,849	1,623	26,472
2030	18,663	160	18,823
Thereafter	52,504	7	52,511
Total lease payments	200,078	8,144	208,222
Less: Imputed interest	46,897	1,247	48,144
Present value of lease liabilities	$153,181	$6,897	$160,078

Operating lease payments include $43.9 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $0.5 million of legally binding minimum lease payments for lease renewals signed but not yet commenced.

Lease term and discount rate are as follows:

	December 30, 2025	December 31, 2024
Weighted average remaining lease term (years):
Operating	6.9	7.8
Finance	3.6	2.5
Weighted average discount rate:
Operating	8.2%	8.0%
Finance	9.3%	7.2%

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

Cash paid for lease liabilities:	2025	2024
Operating leases	$41,793	$43,643
Finance leases	2,430	2,626
	$44,223	$46,269
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$4,602	$3,978
Finance leases	4,810	2,639
	$9,412	$6,617

13. Supplemental Disclosures to Consolidated Statements of Cash Flows
The following table presents the supplemental disclosures to the Consolidated Statements of Cash Flows for 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Interest paid (net of amounts capitalized)	$9,324	$7,497	$3,975
Income taxes paid	7	25	158
Purchases of property and equipment accrued in accounts payable	1,490	2,091	4,853
14. Commitments and Contingencies
In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 30, 2025. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.
15. Related Party Transactions
Securities Purchase Agreement
Under the securities purchase agreement with Mill Road Capital II, L.P. (“Mill Road”), if at any time Mill Road owns 10.0% or more of our outstanding common stock, Mill Road has the right to designate one nominee for election to our Board of Directors. If Mill Road’s ownership level falls below 10.0% of our outstanding common stock, Mill Road will no longer have a right to designate a nominee. As of December 30, 2025, Mill Road continues to have holdings above the parameters in the agreement and Thomas Lynch of Mill Road is a member of the Company’s Board of Directors.
Support Agreement
On June 6, 2024, the Company entered into a Support Agreement (the “Support Agreement”) with Hoak & Co, James M. Hoak, Jr., J. Hale Hoak, Hoak Public Equities, L.P., Zierk Family 2010 Irrevocable Trust and Hoak Fund Management, L.P. (collectively, “Hoak”) and Britain Peakes. Pursuant to the Support Agreement the Company agreed to appoint Britain Peakes (the “Appointee”) to the Company’s Board of Directors as a Class III director. The Support Agreement also includes, among other provisions, certain standstill and voting commitments by Hoak. The standstill period shall extend until the later of (x) 12:01 a.m. on the 30th day prior to the advance notice deadline for making director nominations at the 2026 annual meeting of shareholders and (y) thirty days after the date that the Appointee ceases to serve as a director. The Appointee was elected to the Board by stockholders at the 2025 Annual Meeting of Stockholders as a Class III director, and will serve a three-year term expiring at the 2028 Annual Meeting of Stockholders, and until her successor is duly elected and qualified, or until her earlier death, resignation or removal.

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Revenue Recognition
Gift Cards
As of December 30, 2025 and December 31, 2024, the current portion of the gift card liability, $2.2 million and $2.0 million, respectively, is included in accrued expenses and other current liabilities, and the long-term portion, $0.8 million and $1.0 million, respectively, is included in other long-term liabilities in the Consolidated Balance Sheets.
Revenue recognized in the Consolidated Statements of Operations for the redemption of gift cards was $2.3 million, $2.6 million and $2.8 million in 2025, 2024 and 2023, respectively. The Company recognized gift card breakage in restaurant revenue of approximately $0.3 million, $0.4 million and $0.3 million in 2025, 2024 and 2023, respectively.
Franchise Fees
Initial fees received from franchisees are recognized as revenue over the term of each respective franchise agreement, which is typically 20 years. The Company recognized revenue of $0.3 million, $0.3 million and $0.2 million in 2025, 2024 and 2023, respectively related to initial fees from franchisees that were included in the contract liability balance at the beginning of the year. The Company expects to recognize approximately $0.1 million each fiscal year through fiscal 2030 and approximately $0.5 million thereafter related to performance obligations that are unsatisfied as of December 30, 2025.
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. Deferred revenue related to the rewards was $1.1 million and $1.0 million as of December 30, 2025 and December 31, 2024, respectively, and was included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
17. Segment Reporting
The Company’s Chief Operating Decision Maker (“CODM”) is the senior executive team that includes the President and Chief Executive Officer and the Chief Financial Officer. The Company has one reportable operating segment. The reportable operating segment is comprised of one operating segment. The one reportable segment derives its revenue from company-owned restaurants and franchise owned restaurants. No guest accounts for 10% or more of the Company’s revenues. The Company’s CODM uses income (loss) from operations to evaluate performance and make key operating decisions, such as deciding the rate at which we invest resources into the segment.

The following table presents selected financial information with respect to our single reportable segment regularly reviewed by our CODM for 2025, 2024 and 2023 (in thousands):

NOODLES & COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2025	2024	2023
Revenue:
Restaurant revenue	$485,103	$483,097	$492,648
Franchising royalties and fees, and other	9,986	10,174	10,757
Total segment revenue	495,089	493,271	503,405

Less:
Cost of sales	127,168	123,692	124,102
Labor	153,342	154,258	157,608
Occupancy	44,621	46,366	45,925
Other restaurant operating costs	98,876	95,032	91,559
General and administrative	49,137	50,824	51,833
Depreciation and amortization	27,047	29,066	26,792
Pre-opening	225	1,543	2,215
Restaurant impairments, closure costs and asset disposals	26,262	20,268	8,400
Total segment expenses	526,678	521,049	508,434
Segment loss from operations	$(31,589)	$(27,778)	$(5,029)
Reconciliation:
Interest expense, net	10,915	8,381	4,803
Consolidated loss before income taxes	$(42,504)	$(36,159)	$(9,832)

	December 30, 2025	December 31, 2024
Other segment disclosures (in thousands):
Total long-lived assets (1)	$233,678	$295,058
Total assets	$261,671	$324,648
_____________________
(1)Long-lived assets include the Company’s property and equipment and operating lease assets presented in the Consolidated Balance Sheets.
18. Subsequent Event
Reverse Stock Split
On February 4, 2026, the Company's Board of Directors approved a Reverse Stock Split of the Company's issued and outstanding Class A common stock. The Reverse Stock Split was effectuated through the filing of an amendment to the Company’s Amended and Restated Certificate of Incorporation on February 12, 2026 and became effective on February 18, 2026 at a 1-for-8 ratio. All issued and outstanding Class A common stock and per share amounts contained in this Report have been adjusted retroactively to reflect the change in capital structure for all periods presented.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Noodles & Company
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Noodles & Company and subsidiaries (the “Company”) as of December 30, 2025, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the period ended December 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2025, and the results of its operations and its cash flows for the period ended December 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Grant Thornton LLP
We have served as the Company’s auditor since 2025.

Denver, Colorado
March 25, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Noodles & Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Noodles & Company (the Company) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2009 to 2025.

Denver, Colorado

March 7, 2025

except for the consolidated balance sheet, consolidated statements of operations, consolidated statements of stockholders’ equity (deficit), Note 8, Note 9 and Note 10 as to which the date is

March 25, 2026

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2025 based on the criteria in “Internal Control - Integrated Framework (the 2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2025.

Attestation Report of the Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Grant Thornton LLP, is not required to issue an attestation report on the effectiveness of our internal control over financial reporting as of December 30, 2025.

ITEM 9B.    Other Information

Director and Executive Officer Trading

During the quarter ended December 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

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

The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1 - Election of Directors,” “Delinquent Section 16(a) Report,” “Executive Officers,” “Board Committees—Policy Regarding Stockholder Recommendations,” “Insider Trading Policy,” and “Board Committees—Audit Committee” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2026 (the “Proxy Statement”).

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

ITEM 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Proposal No. 3 - Ratification of Appointment of Independent Registered Public Accounting Firm for 2026” in the Proxy Statement.

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

3.The Index to Exhibits is incorporated herein by reference and is filed as part of this Annual Report on Form 10-K.

EXHIBITS

		Description of Exhibit Incorporated Herein by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	333-192402	November 19, 2013	3.1
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	001-35987	February 13, 2026	3.1
3.3	Second Amended and Restated Bylaws	8-K	001-35987	August 24, 2015	3.1
4.1	Specimen Stock Certificate	S-1/A	333-188783	June 17, 2013	4.1
4.2	Description of Securities	10-K	001-35987	February 26, 2021	4.4
10.1	Amended and Restated Credit Agreement dated July 27, 2022, by and among Noodles & Company, each of the Guarantors signatory thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Issuer and the lenders signatory thereto	8-K	001-35987	July 27, 2022	10.1
10.2	First Amendment to Amended and Restated Credit Agreement, dated as of December 21, 2023, by and among Noodles & Company, each of the Guarantors signatory thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Issuer and the lenders signatory thereto	8-K	001-35987	December 26, 2023	10.1
10.3	Second Amendment to Amended and Restated Credit Agreement, dated as of October 29, 2024, by and among Noodles & Company, each of the Guarantors signatory thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Issuer and the lenders signatory thereto	8-K	001-35987	October 30, 2024	10.1
10.4	Security Agreement, dated May 9, 2018, by and between Noodles & Company and U.S. Bank National Association, as administrative agent	10-Q	001-35987	May 11, 2018	10.2
10.5	Pledge Agreement, dated May 9, 2018, by and between Noodles & Company and U.S. Bank National Association, as administrative agent	10-Q	001-35987	May 11, 2018	10.3
10.6	Form of Indemnification Agreement by and between Noodles & Company and each of its directors	S-1/A	333-188783	June 17, 2013	10.15
10.7	Letter Agreement, dated February 15, 2017, between Noodles & Company and Mill Road Capital Management LLC	8-K	001-35987	March 14, 2017	10.2
10.8	Securities Purchase Agreement, dated March 13, 2017, between Noodles & Company and Mill Road Capital Management LLC	8-K	001-35987	March 14, 2017	10.1

10.9	Support Agreement dated June 6, 2024, between Noodles & Company and Hoak & Co, James M. Hoak, Jr., J. Hale Hoak, Hoak Public Equities, L.P., Zierk Family 2010 Irrevocable Trust and Hoak Fund Management, L.P. and Britain Peakes	8-K	001-35987	June 11, 2024	10.1
10.10	Form of Area Development Agreement	10-K	001-35987	February 24, 2015	10.9
10.11	Form of Franchise Agreement	10-K	001-35987	February 24, 2015	10.10
10.12*	Noodles & Company Amended and Restated 2010 Stock Incentive Plan	S-1/A	333-188783	June 17, 2013	10.1
10.13*	Form of Stock Option Agreement under Amended & Restated 2010 Stock Incentive Plan (Nonqualified Stock Options)	10-Q	001-35987	November 9, 2017	10.7
10.14*	Form of 2022 Performance Restricted Stock Unit Agreement under Amended & Restated 2010 Stock Incentive Plan	10-Q	001-35987	April 28, 2022	10.1
10.15*	Form of 2022 Restricted Stock Unit Agreement for General Manager Equity Partner Plan under Amended & Restated 2010 Stock Incentive Plan	10-Q	001-35987	November 4, 2022	10.1
10.16*	Noodles & Company 2013 Employee Stock Purchase Plan	S-1/A	333-188783	June 17, 2013	10.2
10.17*	The Executive Nonqualified “Excess” Plan Adoption Agreement, adopted by Noodles & Company on May 16, 2013	S-1/A	333-188783	June 17, 2013	10.22
10.18*	Noodles & Company 2023 Stock Incentive Plan	S-8	333-272120	May 22, 2023	99.1
10.19*	Form of 2023 Restricted Stock Unit Agreement under the 2023 Stock Incentive Plan	10-Q	001-35987	May 11, 2023	10.1
10.20*	Form of 2023 Performance Restricted Stock Unit Agreement under the 2023 Stock Incentive Plan	10-Q	001-35987	May 11, 2023	10.2
10.21*	Form of 2023 Restricted Stock Unit Agreement For General Manager Equity Partner Plan under the 2023 Stock Incentive Plan	10-Q	001-35987	May 11, 2023	10.3
10.22*	Restricted Stock Unit Agreement, dated November 9, 2023, between Noodles & Company and Drew Madsen	8-K	001-35987	November 13, 2023	10.2
10.23*	Form of 2024 Restricted Stock Unit Agreement For General Manager Equity Partner Plan under the 2023 Stock Incentive Plan	10-Q	001-35987	May 09, 2024	10.1
10.24*	Stock Option Agreement (Nonqualified Stock Options), dated March 6, 2024, between Noodles & Company and Drew Madsen	8-K	001-35987	March 07, 2024	10.2
10.25*	Restricted Stock Unit Agreement, dated March 6, 2024, between Noodles & Company and Drew Madsen	8-K	001-35987	March 07, 2024	10.3
10.26*	Performance Stock Unit Agreement, dated March 6, 2024, between Noodles & Company and Drew Madsen	8-K	001-35987	March 07, 2024	10.4

10.27*	Form of 2024 Restricted Stock Unit Agreement under the 2023 Stock Incentive Plan	10-Q	001-35987	August 08, 2024	10.1
10.28*	Form of 2024 Performance Restricted Stock Unit Agreement under the 2023 Stock Incentive Plan	10-Q	001-35987	August 08, 2024	10.2
10.29*	Form of 2025 Restricted Stock Unit Agreement under the 2023 Stock Incentive Plan	10-Q	001-35987	August 14, 2025	10.1
10.30*	Form of 2025 Performance Restricted Stock Unit Agreement under the 2023 Stock Incentive Plan	10-Q	001-35987	August 14, 2025	10.2
10.31*	Compensation Plan for Non-employee Directors, Amended and Restated May 15, 2023	10-Q	001-35987	August 10, 2023	10.1
10.32*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (beginning 2025)	10-Q	001-35987	August 14, 2025	10.3
10.33*	Employment Agreement, dated August 2, 2021, between Noodles & Company and Kathy Lockhart	10-Q	001-35987	August 4, 2021	10.1
10.34*	Employment Agreement, dated July 30, 2021, between Noodles & Company and Corey Kline	10-Q	001-35987	August 4, 2021	10.3
10.35*	Mike Hynes Offer Letter	8-K	001-35987	June 26, 2023	10.2
10.36*	Mike Hynes Employment Agreement	8-K	001-35987	June 26, 2023	10.1
10.37*	Drew Madsen Offer Letter	8-K	001-35987	November 13, 2023	10.1
10.38*	Madsen Employment Agreement	8-K	001-35987	March 07, 2024	10.1
10.39*	Transition Agreement, between Noodles & Company and Drew Madsen dated August 5, 2025	10-Q	001-35987	August 14, 2025	10.4
10.40*	Employment Agreement, dated June 10, 2024, between Noodles & Company and Scott Davis	10-Q	001-35987	August 08, 2024	10.4
10.41*	Transition Services and Separation Agreement between Noodles & Company and Brad West dated September 10, 2024	8-K	001-35987	September 11, 2024	10.1
10.42*	Separation Agreement between Noodles & Company and Melissa Heidman dated June 18, 2024	8-K	001-35987	June 25, 2024	10.1
10.43*	Joseph Christina Offer Letter	10-K	001-35987	March 07, 2025	10.49
10.44*	Employment agreement dated February 12, 2025, between Noodles & Company and Joseph Christina	8-K	001-35987	February 19, 2025	10.1
10.45*	Amended and Restated Employment Agreement, between Noodles & Company and Joseph Christina dated August 5, 2025	10-Q	001-35987	August 14, 2025	10.5
16	Letter from Ernst & Young LLP	8-K	001-35987	September 12, 2025	16
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries of Noodles & Company					X
23.1	Consent of Grant Thornton LLP					X
23.2	Consent of Ernst & Young LLP					X

24.1	Power of Attorney (included on signature page of this report)					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Noodles & Company Dodd-Frank Clawback Policy	10-K	001-35987	March 08, 2024	97.1
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_____________
* Management contract or compensatory plan or arrangement.

ITEM 16.    Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2026.

NOODLES & COMPANY

By: /s/ JOSEPH CHRISTINA
Joseph Christina
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

Signature	Title	Date
/s/ JOSEPH CHRISTINA
Joseph Christina	Director, Chief Executive Officer (principal executive officer)	March 26, 2026
/s/ MIKE HYNES
Mike Hynes	Chief Financial Officer (principal financial officer)	March 26, 2026
/s/ KATHY LOCKHART
Kathy Lockhart	Chief Accounting Officer (principal accounting officer)	March 26, 2026
/s/ JEFFREY JONES
Jeffrey Jones	Chairman	March 26, 2026

/s/ ROBERT HARTNETT
Robert Hartnett	Director	March 26, 2026
/s/ MARY EGAN
Mary Egan	Director	March 26, 2026
/s/ THOMAS LYNCH
Thomas Lynch	Director	March 26, 2026
/s/ DREW MADSEN
Drew Madsen	Director	March 26, 2026
/s/ BRITAIN PEAKES
Britain Peakes	Director	March 26, 2026
/s/ ELISA SCHREIBER
Elisa Schreiber	Director	March 26, 2026
/s/ SHAWN TAYLOR
Shawn Taylor	Director	March 26, 2026