Form 10-Q
period 2026-03-31
NOODLES & Co
filed 2026-05-07
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2026
Class A Common Stock, $0.01 par value per share	5,892,049 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2026	December 30, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,444	$1,265
Accounts receivable	4,291	4,064
Inventories	9,580	10,218
Prepaid expenses and other assets	2,431	3,034
Income tax receivable	314	312
Total current assets	18,060	18,893
Property and equipment, net	102,498	107,359
Operating lease assets, net	116,859	126,319
Goodwill	7,154	7,154
Intangibles, net	406	420
Other assets, net	1,338	1,526
Total long-term assets	228,255	242,778
Total assets	$246,315	$261,671
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$16,361	$16,545
Accrued payroll and benefits	11,487	7,235
Accrued expenses and other current liabilities	10,813	11,808
Current operating lease liabilities	25,691	26,257
Total current liabilities	64,352	61,845
Long-term debt, net	105,597	108,776
Long-term operating lease liabilities, net	115,856	126,924
Deferred tax liabilities, net	322	316
Other long-term liabilities	8,231	9,115
Total liabilities	294,358	306,976

Stockholders’ deficit:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of March 31, 2026 and December 30, 2025; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of March 31, 2026 and December 30, 2025; 6,195,034 issued and 5,892,050 outstanding as of March 31, 2026 and 6,155,333 issued and 5,852,349 outstanding as of December 30, 2025 (1)	62	62
Treasury stock, at cost, 302,984 shares as of March 31, 2026 and December 30, 2025 (1)	(35,000)	(35,000)
Additional paid-in capital	217,337	216,658
Accumulated deficit	(230,442)	(227,025)
Total stockholders’ deficit	(48,043)	(45,305)
Total liabilities and stockholders’ deficit	$246,315	$261,671
_________________
(1) Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-8 reverse stock split effectuated on February 18, 2026.
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended
	March 31, 2026	April 1, 2025
Revenue:
Restaurant revenue	$121,440	$121,326
Franchising royalties and fees, and other	2,346	2,468
Total revenue	123,786	123,794
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,893	32,293
Labor	36,410	39,396
Occupancy	10,354	11,494
Other restaurant operating costs	25,712	25,656
General and administrative	12,514	12,810
Depreciation and amortization	5,981	7,090
Pre-opening	—	151
Restaurant impairments, closure costs and asset disposals	2,734	1,291
Total costs and expenses	124,598	130,181
Loss from operations	(812)	(6,387)
Interest expense, net	2,598	2,647
Loss before income taxes	(3,410)	(9,034)
Provision for income taxes	7	23
Net loss	$(3,417)	$(9,057)
Loss per Class A and Class B common stock, combined
Basic and diluted (1)	$(0.58)	$(1.58)
Weighted average shares of Class A and Class B common stock outstanding, combined
Basic and diluted (1)	5,861,370	5,722,919
__________________
(1) Shares and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-8 reverse stock split effectuated on February 18, 2026.
See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (2)	Amount	Shares (2)	Amount
Balance—December 30, 2025	6,155,333	$62	302,984	$(35,000)	$216,658	$(227,025)	$(45,305)
Stock plan transactions and other	39,701	—	—	—	(81)	—	(81)
Stock-based compensation expense	—	—	—	—	760	—	760
Net loss	—	—	—	—	—	(3,417)	(3,417)
Balance—March 31, 2026	6,195,034	$62	302,984	$(35,000)	$217,337	$(230,442)	$(48,043)

Balance—December 31, 2024	6,020,235	$60	302,984	$(35,000)	$213,818	$(184,457)	$(5,579)
Stock plan transactions and other	25,704	—	—	—	(51)	—	(51)
Stock-based compensation expense	—	—	—	—	782	—	782
Net loss	—	—	—	—	—	(9,057)	(9,057)
Balance—April 1, 2025	6,045,939	$60	302,984	$(35,000)	$214,549	$(193,514)	$(13,905)
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.
(2)Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-8 reverse stock split effectuated on February 18, 2026.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Fiscal Quarter Ended
	March 31, 2026	April 1, 2025
Operating activities
Net loss	$(3,417)	$(9,057)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,981	7,090
Deferred income taxes, net	6	23
Restaurant impairments, closure costs and asset disposals	1,337	257
Amortization of debt issuance costs	220	220
Stock-based compensation	760	771
Changes in operating assets and liabilities:
Accounts receivable	(227)	(218)
Inventories	4	(744)
Prepaid expenses and other assets	824	642
Accounts payable	84	3,319
Income taxes	(2)	(6)
Operating lease assets and liabilities	(1,105)	(739)
Accrued expenses and other liabilities	1,551	2,475
Net cash provided by operating activities	6,016	4,033
Investing activities
Purchases of property and equipment	(2,077)	(2,918)
Net cash used in investing activities	(2,077)	(2,918)
Financing activities
Net payments from swing line loan	(399)	(5,939)
Proceeds from borrowings on long-term debt	—	5,600
Payments on long-term debt	(3,000)	—
Payments on finance leases	(280)	(478)
Stock plan transactions and tax withholding on share-based compensation awards	(81)	(51)
Net cash used in financing activities	(3,760)	(868)
Net increase in cash and cash equivalents	179	247
Cash and cash equivalents
Beginning of period	1,265	1,149
End of period	$1,444	$1,396
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast-casual restaurants that serve globally-inspired noodle and pasta dishes, soups, salads and appetizers. As of March 31, 2026, the Company had 400 restaurants system-wide in 31 states, comprised of 320 company-owned restaurants and 80 franchise restaurants. The Company operates its business as one operating and reportable segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Noodles & Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 30, 2025 was derived from audited financial statements. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2025.

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2026, which ends on December 29, 2026, and fiscal year 2025, which ended on December 30, 2025, each contain 52 weeks. The Company’s fiscal quarter that ended March 31, 2026 is referred to as the first quarter of 2026, and the fiscal quarter ended April 1, 2025 is referred to as the first quarter of 2025.

Reverse Stock Split

On February 4, 2026, the Company's Board of Directors approved a reverse stock split of the Company's issued and outstanding
Class A common stock, par value $0.01 per share. The reverse stock split was effectuated on February 18, 2026 at a 1-for-8 ratio (the “Reverse Stock Split”). All issued and outstanding common stock and per share amounts contained in this 10-Q related to prior periods have been adjusted retroactively to reflect the change in capital structure as a result of the reverse stock split.

Recently Adopted Accounting Pronouncement

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted ASU No. 2023-09 prospectively during the year ended December 30, 2025.

Recently Issued Accounting Pronouncement

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

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	March 31, 2026	December 30, 2025
Delivery program receivables	$2,246	$1,412
Vendor rebate receivables	416	704
Franchise receivables	797	780
Other receivables	832	1,168
Accounts receivable	$4,291	$4,064

Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2026	December 30, 2025
Prepaid insurance	$156	$510
Prepaid occupancy related costs	758	814
Prepaid expenses	1,496	1,689
Other current assets	21	21
Prepaid expenses and other assets	$2,431	$3,034

Property and equipment, net, consists of the following (in thousands):

	March 31, 2026	December 30, 2025
Leasehold improvements	$203,120	$214,545
Furniture, fixtures and equipment	168,931	176,948
Construction in progress	1,562	2,095
	373,613	393,588
Accumulated depreciation and amortization	(271,115)	(286,229)
Property and equipment, net	$102,498	$107,359

Accrued payroll and benefits consist of the following (in thousands):

	March 31, 2026	December 30, 2025
Accrued payroll and related liabilities	$7,846	$4,400
Accrued bonus	1,801	1,088
Insurance liabilities	1,840	1,747
Accrued payroll and benefits	$11,487	$7,235

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2026	December 30, 2025
Gift card liability	$1,976	$2,236
Occupancy related	932	1,262
Utilities	1,454	1,498
Current portion of finance lease liability	1,892	1,877
Other restaurant expense accruals	1,220	1,144
Other corporate expense accruals	3,339	3,791
Accrued expenses and other current liabilities	$10,813	$11,808

3. Long-Term Debt

On July 27, 2022, the Company amended and restated its Credit Agreement by entering into the Amended and Restated Credit Agreement (as further amended, restated, extended, supplemented, modified and otherwise in effect from time to time, the “A&R Credit Agreement”), with each other Loan Party (as defined in the A&R Credit Agreement) party thereto, each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Lender (each as defined in the A&R Credit Agreement). The A&R Credit Agreement matures on July 27, 2027. Among other things, the A&R Credit Agreement: (i) increased the credit facility from $100.0 million to $125.0 million; (ii) eliminated the term loan and principal amortization components of the credit facility; (iii) removed the Company’s capital expenditure covenant; (iv) enhanced flexibility for certain covenants and restrictions; and (v) lowered the spread of the Company’s cost of borrowing and transitioned from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio. The A&R Credit Agreement is secured by a pledge of stock of substantially all of the Company’s subsidiaries and a lien on substantially all of the personal property assets of the Company and its subsidiaries. The A&R Credit Agreement was subsequently amended on December 21, 2023.

On October 29, 2024, the Company further amended its A&R Credit Agreement, by entering into that certain Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). Among the modifications, the Second Amendment: (i) increased the maximum applicable rate ranges (ii) conditioned the use of the general restricted payment basket on satisfaction of a Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) of less than or equal to 4.00 to 1.00 and a Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) of greater than or equal to 1.25 to 1.00, (iii) restricted entry into new lease agreements so long as the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement is greater than or equal to 4.50 to 1.00, (iv) increased the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement to be no greater than (1) 5.25 to 1.00 for the fiscal quarter ending December 30, 2025, (2) 5.00 to 1.00 for the fiscal quarters ending March 31, 2026 and June 30, 2026, (3) 4.75 to 1.00 for the fiscal quarters ending September 29, 2026 and December 29, 2026 and (4) 4.50 to 1.00 for the fiscal quarter ended March 30, 2027 and thereafter and (v) amended the Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(b) of the A&R Credit Agreement to be no less than (x) 1.05 to 1.00 for the fiscal quarter ending on October 1, 2024 until and including the last day of the fiscal quarter ending September 30, 2025 and (y) stepping up to (1) 1.15 to 1.00 for the fiscal quarters ending December 30, 2025 and March 31, 2026 and (2) 1.25 to 1.00 for the fiscal quarter ending June 30, 2026 and thereafter.

As of March 31, 2026, the Company had $106.8 million of indebtedness (excluding $1.2 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the A&R Credit Agreement. As of March 31, 2026, the Company had cash on hand of $1.4 million.
The Company’s revolver, which had a balance of $106.8 million as of March 31, 2026, bore interest at rates between 7.52% and 7.58% during the first quarter of 2026. The Company’s swingline, which did not have a balance as of March 31, 2026, bore interest at 9.50% in the first quarter of 2026.

The Company also maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of March 31, 2026.

4. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current assets and liabilities approximate fair value due to their short-term nature. The carrying amounts of borrowings approximate fair value as the line of credit borrowings vary with market interest rates and negotiated terms and conditions are consistent with current market rates. The fair value of the Company’s revolving line of credit borrowings are measured using Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value in the condensed consolidated financial statements on a non-recurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill and other intangible assets. These assets are measured at fair value if determined to be impaired.

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of March 31, 2026 and April 1, 2025 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended
	March 31, 2026	April 1, 2025
Provision for income taxes	$7	$23
Effective income tax rate	(0.2)%	(0.3)%

The effective tax rate for the first quarter of 2026 and 2025, reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2026, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

On July 4, 2025, the United States Congress enacted H.R.1, commonly known as the One Big Beautiful Bill Act, which introduces a wide range of tax reform measures. These include extensions and modifications of key provisions from the Tax Cuts and Jobs Act, as well as changes to rules allowing accelerated tax deductions for qualified property and research expenditures. The legislation includes multiple effective dates, with certain provisions that took effect in 2025 and others phased in through 2027. The Company has evaluated the provisions of the legislation and does not expect the adoption or implementation of these measures to have a material impact on its financial statements, effective tax rate, or cash tax position. The Company will continue to monitor forthcoming administrative guidance and regulatory developments that may further clarify the application of the provisions.

6. Stock-Based Compensation

In May of 2023, the Company’s stockholders approved the 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units and incentive bonuses to employees, officers, non-employee directors and other service providers, as applicable. As of March 31, 2026, approximately 0.5 million share-based awards were available to be granted under the 2023 Plan. In July of 2024, the Company’s Board of Directors adopted the 2024 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the potential grant of options, stock appreciation rights, restricted stock and restricted stock units, any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination thereof, for certain newly hired employees. As of March 31, 2026, 37,982 share-based awards were available to be granted under the Inducement Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended
	March 31, 2026	April 1, 2025
Stock-based compensation expense	$786	$790
Capitalized stock-based compensation expense	$—	$11

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended
	March 31, 2026	April 1, 2025
Restaurant impairments (1)	$2,661	$626
Closure costs (1)	(511)	(747)
Loss on disposal of assets and other	584	1,412
	$2,734	$1,291
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

The Company has identified a group of restaurants that the Company will seek to close on or before their next lease renewal dates, and are unlikely to recover the net book value of their assets. In the first quarter of 2026, the Company recorded fixed asset impairment charges on three restaurants, and wrote down lease related assets on ten restaurants. In the first quarter of 2025, no restaurants were identified as having impaired fixed assets. In the first quarter of 2025, the Company wrote down lease related assets for one restaurant. All periods include ongoing equipment costs for restaurants previously impaired.

The Company closed 20 restaurants during the first quarter of 2026. The Company closed three restaurants in the first quarter of 2025. Both periods included ongoing expenses from restaurant closures during the period and in prior years. Closure costs were offset by gains from lease asset remeasurements and the adjustments to liabilities as lease terminations occur resulting in net gains of $0.5 million and $0.7 million in the first quarters of 2026 and 2025, respectively.

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

The following table sets forth the computations of basic and diluted EPS (in thousands, except share and per share data). The number of shares and loss per share for the prior period have been restated to reflect the 1-for-8 Reverse Stock Split effectuated on February 18, 2026.

	Fiscal Quarter Ended
	March 31, 2026	April 1, 2025
Net loss attributable to common stockholders	$(3,417)	$(9,057)
Shares:
Basic weighted average shares outstanding	5,861,370	5,722,919
Effect of dilutive securities	—	—
Diluted weighted average shares outstanding	5,861,370	5,722,919
Loss per share
Basic and diluted loss per share	$(0.58)	$(1.58)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted loss per share when the effect would be anti-dilutive. Shares issuable on the vesting or exercise of share-based awards were excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 348,382 and 474,151 for the first quarters of 2026 and 2025, respectively.

9. Leases
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		March 31, 2026	December 30, 2025
Assets
Operating	Operating lease assets, net	$116,859	$126,319
Finance	Property and equipment	5,785	6,373
Total leased assets		$122,644	$132,692
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$25,691	$26,257
Finance	Accrued expenses and other current liabilities	1,892	1,877
Long-term lease liabilities
Operating	Long-term operating lease liabilities	115,856	126,924
Finance	Other long-term liabilities	4,639	5,020
Total lease liabilities		$148,078	$160,078

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.5 million and $0.7 million for the first quarters of 2026 and 2025, respectively.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended
	March 31, 2026	April 1, 2025
Cash paid for lease liabilities:
Operating leases	$9,602	$10,746
Finance leases	432	624
	$10,034	$11,370
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$493	$1,320
Finance leases	—	4,594
	$493	$5,914

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the first quarter ended March 31, 2026 and April 1, 2025 (in thousands):

	March 31, 2026	April 1, 2025
Interest paid (net of amounts capitalized)	$2,301	$2,238
Income taxes paid	2	7
Purchases of property and equipment accrued in accounts payable	1,020	2,392

11. Revenue Recognition

Revenue

Revenue consists of sales from restaurant operations, franchise royalties and fees, and sublease income. Revenue from the operation of company-owned restaurants is recognized when sales occur. Revenue from sales made through third-party delivery services are recognized upon the transfer of food to the guest, excluding the delivery fee. Revenue from sales made through the Company website or mobile app are generally recognized including delivery fees. The Company reports revenue net of sales tax collected from customers and remitted to governmental taxing authorities.

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

As of March 31, 2026 and December 30, 2025, the current portion of the gift card liability amounting to $2.0 million and $2.2 million, respectively, was included in accrued expenses and other current liabilities, and the long-term portion amounting to $0.6 million and $0.8 million, respectively, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $0.8 million for both the first quarters of 2026 and 2025, respectively.

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
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed based upon the Company’s historical redemption patterns. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of March 31, 2026 and December 30, 2025, the deferred revenue related to the rewards was $0.9 million and $1.1 million, respectively, and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
12. Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2026. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

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

The following table presents selected financial information with respect to our single reportable segment regularly reviewed by our CODM (in thousands):

	Fiscal Quarter Ended
	March 31, 2026	April 1, 2025
Revenue:
Restaurant revenue	$121,440	$121,326
Franchising royalties and fees, and other	2,346	2,468
Total segment revenue	123,786	123,794

Less:
Cost of sales	30,893	32,293
Labor	36,410	39,396
Occupancy	10,354	11,494
Other restaurant operating costs	25,712	25,656
General and administrative	12,514	12,810
Depreciation and amortization	5,981	7,090
Pre-opening	—	151
Restaurant impairments, closure costs and asset disposals	2,734	1,291
Total segment expenses	124,598	130,181
Segment loss from operations	$(812)	$(6,387)
Reconciliation:
Interest expense, net	2,598	2,647
Consolidated loss before income taxes	$(3,410)	$(9,034)

	March 31, 2026	December 30, 2025
Other segment disclosures (in thousands):
Total long-lived assets (1)	$219,357	$233,678
Total assets	$246,315	$261,671
_____________________
(1)Long-lived assets include the Company’s property and equipment and operating lease assets presented in the Condensed Consolidated Balance Sheets.

NOODLES & COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noodles & Company is a Delaware corporation that was organized in 2002. Noodles & Company and its subsidiaries are sometimes referred to as “we,” “us,” “our” and the “Company” in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 30, 2025. We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Our fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal years 2026 and 2025 contain 52 weeks.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding expectations with respect to projected capital expenditures and our financial results, condition and liquidity needs. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, uncertainties as to the availability, suitability, structure, terms, and timing of any strategic transaction resulting from the strategic review and whether any such transaction will be completed, the impact of any such strategic transaction on Noodles & Company, and whether the strategic benefits of any such strategic transaction can be achieved; current performance trends and our expectations for future performance and ability to obtain financing on acceptable terms, if at all, and comply with our covenants under the A&R Credit Agreement, our ability to sustain our overall growth, including, our digital sales growth; our ability to effectively optimize our restaurant portfolio including closures; our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including operational strategies to improve the performance of our restaurant portfolio; the success of our brand strategy and marketing efforts, including our ability to successfully introduce new menu items, including limited time offerings and the success of our promotions; our pricing strategies; economic conditions, including inflation, an economic recession, an elevated interest rate environment, tariffs and trade restrictions and any impact of government shutdowns on overall economic conditions and consumer spending; price and availability of commodities and other supply chain challenges; our ability to adequately staff our restaurants; changes in labor costs; our ability to maintain compliance with requirements for continued listing on the Nasdaq Global Select Market; other conditions beyond our control such as domestic or global conflicts, wars, terrorist activity, weather, natural disasters, disease outbreaks, epidemics or pandemics impacting our customers or food supplies; and consumer reaction to industry related public health issues and health pandemics, including perceptions of food safety and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended December 30, 2025.

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

All shares of common stock, stock-based compensation awards and per share amounts for the prior periods included in the Consolidated Financial Statements and applicable notes of this 10-Q and elsewhere in this 10-Q have been adjusted retroactively to reflect the effect of the Reverse Stock Split and related amendment to the Certificate of Incorporation.

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

Revenue. In the first quarter, we saw an increase in revenue as a result of an increase in comparable restaurant sales, mostly offset by permanent restaurant closures. System-wide comparable restaurant sales increased 9.1% in the first quarter of 2026 compared to the same period of 2025, comprised of a 9.4% increase at company-owned restaurants and an 8.0% increase at franchise-owned restaurants. Our comparable restaurant sales have been positive since the introduction of our new menu aided by the introduction of Delicious Duos in late July, the introduction of recent successful limited time offerings, like Chili Garlic Ramen and Steak Stroganoff, and the benefit of sales transferring from restaurants that we closed to our nearby restaurants.

Cost of Sales. Our first quarter 2026 cost of sales benefited from an increase in menu prices and reduced food waste related to new menu items, which offset the impact of inflation. We continue to monitor commodity inflation and, throughout periods of volatility, we will continue to work with our suppliers to identify ongoing supply chain efficiencies, including adding additional suppliers as necessary.

We have evaluated and will continue to evaluate the impact of import laws and tariffs, including the potential for any refunds, on our operations as some of our food items are imported from India, Mexico and other countries. As of March 31, 2026, there was no material impact on our business, financial condition, results of operations or cash flows. However, we expect tariffs may impact our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs, for the remainder of fiscal 2026. We will continue to utilize fixed price contracts for certain key items to mitigate risk.

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

Restaurant Development. We did not open any new company-owned restaurants in the first quarter of 2026 and do not plan to open any company-owned restaurants in 2026. As of March 31, 2026, we had 320 company-owned restaurants and 80 franchise restaurants in 31 states.

Impairments and Certain Restaurant Closures. We impaired fixed assets related to three restaurants in the first quarter of 2026 primarily related to closure decisions on underperforming restaurants. In the first quarter of 2026, we wrote down lease-related assets for ten restaurants. We permanently closed 20 company-owned restaurants in the first quarter of 2026 and we anticipate closing an additional 10 to 15 restaurants in 2026. We continue to analyze our restaurant portfolio and expect to close certain restaurants that are either generating low or negative cash flows, approaching the expiration of their leases, in trade areas that are not as well positioned for current consumer trends and or there is a potential for a significant amount of sales transfer to nearby restaurants given strong off premise sales.

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

Seasonal factors cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters, due to reduced winter and holiday traffic, and is typically higher in the second and third quarters. As a result of these factors, our quarterly operating results and comparable restaurant sales may fluctuate.

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

EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss) before net interest expense, provision (benefit) for income taxes and depreciation and amortization. We define adjusted EBITDA as net income (loss) before net interest expense, provision (benefit) for income taxes, depreciation and amortization, restaurant impairments, loss on disposal of assets, net lease exit costs (benefits), severance, executive transition costs, corporate transaction costs and stock-based compensation.

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

Results of Operations

The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended
	March 31, 2026	April 1, 2025
	(in thousands, unaudited)
Net loss	$(3,417)	$(9,057)
Depreciation and amortization	5,981	7,090
Interest expense, net	2,598	2,647
Provision for income taxes	7	23
EBITDA	$5,169	$703
Restaurant impairments(1)	2,660	626
Loss on disposal of assets	848	963
Lease exit benefits, net	(2,058)	(1,130)
Severance, executive transition costs and corporate transaction costs	247	452
Stock-based compensation expense	786	790
Adjusted EBITDA	$7,652	$2,404
_____________________
(1)Restaurant impairments in all periods presented above include amounts related to restaurants previously impaired. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

The following table presents a reconciliation of loss from operations to restaurant contribution:

	Fiscal Quarter Ended
	March 31, 2026	April 1, 2025
Loss from operations	$(812)	$(6,387)
Less: Franchising royalties and fees, and other	2,346	2,468
Plus: General and administrative	12,514	12,810
Depreciation and amortization	5,981	7,090
Pre-opening	—	151
Restaurant impairments, closure costs and asset disposals	2,734	1,291
Restaurant contribution	$18,071	$12,487

Restaurant contribution margin	14.9%	10.3%

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended
	March 31, 2026	April 1, 2025
Company-Owned Restaurant Activity
Beginning of period	340	371
Openings	—	1
Closures	(20)	(3)
Restaurants at end of period	320	369
Franchise Restaurant Activity
Beginning of period	83	92
Openings	—	—
Closures	(3)	(1)
Restaurants at end of period	80	91
Total restaurants	400	460

Statement of Operations as a Percentage of Revenue

The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended
	March 31, 2026	April 1, 2025
	(unaudited)
Revenue:
Restaurant revenue	98.1%	98.0%
Franchising royalties and fees, and other	1.9%	2.0%
Total revenue	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.4%	26.6%
Labor	30.0%	32.5%
Occupancy	8.5%	9.5%
Other restaurant operating costs	21.2%	21.1%
General and administrative	10.1%	10.3%
Depreciation and amortization	4.8%	5.7%
Pre-opening	—%	0.1%
Restaurant impairments, closure costs and asset disposals	2.2%	1.0%
Total costs and expenses	100.7%	105.2%
Loss from operations	(0.7)%	(5.2)%
Interest expense, net	2.1%	2.1%
Loss before income taxes	(2.8)%	(7.3)%
Provision for income taxes	—%	—%
Net loss	(2.8)%	(7.3)%

First Quarter Ended March 31, 2026 Compared to First Quarter Ended April 1, 2025

The table below presents our unaudited operating results for the first quarters of 2026 and 2025, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	March 31, 2026	April 1, 2025	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$121,440	$121,326	$114	0.1%
Franchising royalties and fees, and other	2,346	2,468	(122)	(4.9)%
Total revenue	123,786	123,794	(8)	—%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	30,893	32,293	(1,400)	(4.3)%
Labor	36,410	39,396	(2,986)	(7.6)%
Occupancy	10,354	11,494	(1,140)	(9.9)%
Other restaurant operating costs	25,712	25,656	56	0.2%
General and administrative	12,514	12,810	(296)	(2.3)%
Depreciation and amortization	5,981	7,090	(1,109)	(15.6)%
Pre-opening	—	151	(151)	(100.0)%
Restaurant impairments, closure costs and asset disposals	2,734	1,291	1,443	111.8%
Total costs and expenses	124,598	130,181	(5,583)	(4.3)%
Loss from operations	(812)	(6,387)	5,575	(87.3)%
Interest expense, net	2,598	2,647	(49)	(1.9)%
Loss before taxes	(3,410)	(9,034)	5,624	(62.3)%
Provision for income taxes	7	23	(16)	(69.6)%
Net loss	$(3,417)	$(9,057)	$5,640	(62.3)%
Company-owned:
Average unit volume	$1,492	$1,314	$178	13.5%
Comparable restaurant sales	9.4%	4.7%

Revenue

Total revenue was flat at $123.8 million in the first quarters of 2026 and 2025. During the first quarter of 2026, significant increases in comparable restaurant sales were mostly offset by a decline in revenue related to 50 permanent company-owned closures and a decline in franchise revenue from 11 franchise restaurant closures. Average unit volumes increased 13.5% to $1.49 million in the first quarter of 2026 compared to $1.31 million in the first quarter of 2025 primarily due to increases in same store sales and the closure of underperforming restaurants. System-wide comparable restaurant sales increased 9.1% in the first quarter of 2026 compared to the same period of 2025, comprised of a 9.4% increase at company-owned restaurants and an 8.0% increase at franchise-owned restaurants.

Cost of Sales

Cost of sales decreased by 4.3%, in the first quarter of 2026 compared to the same period of 2025. As a percentage of restaurant revenue, cost of sales decreased to 25.4% in the first quarter of 2026 compared to 26.6% in first quarter of 2025, primarily due to 0.8% benefit from reduced food waste related to new menu items, a 0.6% benefit from menu price and a 0.2% benefit from lower discounts, partially offset by a 0.4% impact from a combination of menu investments and inflation.

Labor Costs

Labor costs decreased by $3.0 million, or 7.6%, in the first quarter of 2026 compared to the same period of 2025. As a percentage of restaurant revenue, labor costs decreased to 30.0% in the first quarter of 2026 compared to 32.5% in the first quarter of 2025, primarily due to a 1.5% benefit from sales volume leverage, a 1.1% benefit from menu price and a 0.6% benefit from labor efficiencies, partially offset by a 0.7% impact from wage inflation.

Occupancy Costs

Occupancy costs decreased by $1.1 million or 9.9% in the first quarter of 2026 compared to the first quarter of 2025, primarily due to permanent restaurant closures. As a percentage of restaurant revenue, occupancy costs decreased to 8.5% in the first quarter of 2026 compared to 9.5% in the first quarter of 2025, primarily due to sales leverage.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $0.1 million, or 0.2%, in the first quarter of 2026 compared to the first quarter of 2025. As a percentage of restaurant revenue, other restaurant operating costs increased to 21.2% in the first quarter of 2026 compared to 21.1% in the first quarter of 2025, primarily due to a 0.4% impact from increased marketing spend and a 0.3% impact from an increase in delivery fees from higher third-party delivery sales, mostly offset by a 0.3% benefit from sales volume leverage and a 0.3% benefit from lower repairs and maintenance costs.

General and Administrative Expense

General and administrative expense decreased by $0.3 million, or 2.3%, in the first quarter of 2026 compared to the first quarter of 2025, primarily due to decreases in wages, executive transition costs, software maintenance and consulting fees partially offset by increases in incentive pay. As a percentage of revenue, general and administrative expense decreased to 10.1% in the first quarter of 2026 from 10.3% in the first quarter of 2025.

Depreciation and Amortization

Depreciation and amortization decreased by $1.1 million, or 15.6%, in the first quarter of 2026 compared to the first quarter of 2025, primarily due to restaurant closures since the first quarter of 2025.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals increased $1.4 million to $2.7 million in the first quarter of 2026 compared to $1.3 million the first quarter of 2025. We recorded fixed asset impairment on three restaurants and wrote down lease related assets on ten restaurants during the first quarter of 2026. In the first quarter of 2025, we did not record any fixed asset impairment. In the first quarter of 2025, we wrote down lease related assets on one restaurant.

Interest Expense, Net

Interest expense, net decreased slightly in the first quarter of 2026 compared to the first quarter of 2025, primarily due to lower average interest rates in the first quarter of 2026 as compared to the first quarter of 2025, partially offset by higher debt balances in 2026.

Provision for Income Taxes

The effective tax rate for the first quarter of 2026 and for the first quarter of 2025 reflect the impact of the previously recorded valuation allowance. The primary components of the provision for income tax (for both quarters) are related to state tax and the change in our valuation allowance. For the remainder of fiscal 2026, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

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

We believe that we will have sufficient sources of cash to meet our liquidity needs and capital resource requirements for at least the next twelve months, through currently available cash and cash equivalents, availability under our revolving credit facility and cash flows from operations. We were in compliance with our covenants as of March 31, 2026, and expect to continue to be in compliance for at least the next twelve months.

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Fiscal Quarter Ended
	March 31, 2026	April 1, 2025
Net cash provided by operating activities	$6,016	$4,033
Net cash used in investing activities	(2,077)	(2,918)
Net cash used in financing activities	(3,760)	(868)
Net increase in cash and cash equivalents	$179	$247

Operating Activities

Net cash provided by operating activities was $6.0 million in the first quarter of 2026 compared to net cash provided by operating activities of $4.0 million in the first quarter of 2025. The increase in operating cash flow resulted primarily from a decrease in net loss as adjusted for non cash items including depreciation and impairments, as well as changes in working capital related to the timing of accounts payable, payroll and accrued liabilities.

Investing Activities

Net cash used in investing activities decreased $0.8 million to $2.1 million in the first quarter of 2026 from $2.9 million in the first quarter of 2025. This decrease was primarily due to decreased investment in new restaurants and restaurant technology in 2026.

Financing Activities

Net cash used in financing activities was $3.8 million in the first quarter of 2026, compared to $0.9 million in the first quarter of 2025. The increase from the first quarter of 2025 was primarily due to payments on our revolving credit facility.

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

Our long-term obligations consist primarily of certain lease and other contractual commitments related to our operations and payment of our outstanding debt obligations. We are obligated under non-cancelable leases for our restaurants, administrative offices and equipment. In addition, when we have a target for new store development this will require capital for such year, which is expected to be funded by currently available cash and cash equivalents, cash flows from operations and our revolving credit facility. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and any resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants as well as information technology expenses and other general corporate capital expenditures. We currently do not plan to open any company-owned restaurants in 2026.

We estimate capital expenditures will be approximately $9.5 million to $10.5 million for fiscal year 2026, including $7.0 million to $8.0 million for the remainder of the year, primarily for the reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by currently available cash and cash equivalents, cash flows from operations and if necessary, undrawn capacity under our revolving credit line.

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

Liquidity. As of March 31, 2026, we had a cash balance of $1.4 million compared to $1.3 million as of December 30, 2025. The amount available for future borrowings under our A&R Credit Agreement (defined below) was $15.2 million as of March 31, 2026. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and available borrowings under the revolving credit facility will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for at least the next twelve months.

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

On October 29, 2024, we amended our A&R Credit Agreement, by entering into that certain Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). Among the modifications, the Second Amendment: (i) increased the maximum applicable rate ranges (A) with respect to SOFR loans, from 1.75% - 3.00% to 1.75% - 3.75% per annum and (B) with respect to base rate loans, from 0.75% - 2.00% to 0.75% - 2.75% per annum, in each case as determined by the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement), (ii) conditioned the use of the general restricted payment basket on satisfaction of a Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) of less than or equal to 4.00 to 1.00 and a Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) of greater than or equal to 1.25 to 1.00, (iii) restricted entry into new lease agreements so long as the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement is greater than or equal to 4.50 to 1.00, (iv) increased the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement to be no greater than (1) 5.00 to 1.00 for the fiscal quarters ending March 31, 2026 and June 30, 2026, (2) 4.75 to 1.00 for the fiscal quarters ending September 29, 2026 and December 29, 2026 and (3) 4.50 to 1.00 for the fiscal quarter ended March 30, 2027 and thereafter and (v) amended the Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(b) of the A&R Credit Agreement to be no less than (1) 1.15 to 1.00 for the fiscal quarters ending December 30, 2025 and March 31, 2026 and (2) 1.25 to 1.00 for the fiscal quarter ending June 30, 2026 and thereafter.
As of March 31, 2026, we had $106.8 million of indebtedness (excluding $1.2 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under our A&R Credit Agreement.
Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of March 31, 2026.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 30, 2025. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K for our fiscal year ended December 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on outstanding debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of March 31, 2026, we had $106.8 million of outstanding borrowings under our A&R Credit Agreement, with an average interest rate during the first quarter of 2026 of 8.0%, compared to 8.7% during the first quarter of 2025. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $1.1 million on an annualized basis.

Commodity Price Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions, trade tariffs and other factors that are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. We use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we may be able to address material commodity cost increases by adjusting our menu pricing, but multiple price increases over a short period of time may negatively affect customer behavior, as we observed in 2023. We have evaluated and will continue to evaluate the impact of import laws and tariffs (including any refunds) on our operations as some of our food items are imported from India, Mexico and other countries. As of March 31, 2026, there was no material impact on our business, financial condition, results of operations or cash flows. However, tariffs continue to change and we expect tariffs may continue to impact our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs, into 2026. We will continue to utilize fixed price contracts for certain key items to mitigate risk. However, increases in commodity prices, without adjustments to our menu prices, have and could continue to increase restaurant operating costs as a percentage of restaurant revenue.

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

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 30, 2025. There have been no material changes to our Risk Factors as previously reported in our Annual Report on Form 10-K for our fiscal year ended December 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Executive Officer Trading

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

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

NOODLES & COMPANY
By:	/s/ MIKE HYNES
Mike Hynes Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	May 7, 2026