Form 10-Q
period 2026-06-30
NOODLES & Co
filed 2026-07-24
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2026
Class A Common Stock, $0.01 par value per share	5,966,660 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2026	December 30, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,299	$1,265
Accounts receivable	4,789	4,064
Inventories	9,306	10,218
Prepaid expenses and other assets	2,803	3,034
Income tax receivable	327	312
Total current assets	18,524	18,893
Property and equipment, net	94,401	107,359
Operating lease assets, net	114,220	126,319
Goodwill	7,154	7,154
Intangibles, net	396	420
Other assets, net	1,079	1,526
Total long-term assets	217,250	242,778
Total assets	$235,774	$261,671
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$16,592	$16,545
Accrued payroll and benefits	9,846	7,235
Accrued expenses and other current liabilities	10,457	11,808
Current operating lease liabilities	26,077	26,257
Total current liabilities	62,972	61,845
Long-term debt, net	104,406	108,776
Long-term operating lease liabilities, net	112,050	126,924
Deferred tax liabilities, net	343	316
Other long-term liabilities	7,019	9,115
Total liabilities	286,790	306,976

Stockholders’ deficit:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of June 30, 2026 and December 30, 2025; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of June 30, 2026 and December 30, 2025; 6,269,645 issued and 5,966,661 outstanding as of June 30, 2026 and 6,155,333 issued and 5,852,349 outstanding as of December 30, 2025 (1)	63	62
Treasury stock, at cost, 302,984 shares as of June 30, 2026 and December 30, 2025 (1)	(35,000)	(35,000)
Additional paid-in capital	218,314	216,658
Accumulated deficit	(234,393)	(227,025)
Total stockholders’ deficit	(51,016)	(45,305)
Total liabilities and stockholders’ deficit	$235,774	$261,671
_________________
(1) Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-8 reverse stock split effectuated on February 18, 2026.
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Revenue:
Restaurant revenue	$124,801	$123,781	$246,241	$245,107
Franchising royalties and fees, and other	2,236	2,652	4,582	5,120
Total revenue	127,037	126,433	250,823	250,227
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	31,019	32,860	61,912	65,153
Labor	36,737	39,279	73,147	78,675
Occupancy	10,165	11,393	20,519	22,887
Other restaurant operating costs	25,372	24,414	51,084	50,070
General and administrative	13,857	12,404	26,371	25,214
Depreciation and amortization	5,900	7,139	11,881	14,229
Pre-opening	—	69	—	220
Restaurant impairments, closure costs and asset disposals	5,527	13,653	8,261	14,944
Total costs and expenses	128,577	141,211	253,175	271,392
Loss from operations	(1,540)	(14,778)	(2,352)	(21,165)
Interest expense, net	2,391	2,753	4,989	5,400
Loss before income taxes	(3,931)	(17,531)	(7,341)	(26,565)
Provision for income taxes	20	21	27	44
Net loss	$(3,951)	$(17,552)	$(7,368)	$(26,609)
Loss per Class A and Class B common stock, combined
Basic and diluted (1)	$(0.67)	$(3.04)	$(1.25)	$(4.63)
Weighted average shares of Class A and Class B common stock outstanding, combined
Basic and diluted (1)	5,927,281	5,770,249	5,894,326	5,746,584
__________________
(1) Shares and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-8 reverse stock split effectuated on February 18, 2026.
See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (2)	Amount	Shares (2)	Amount
Balance—March 31, 2026	6,195,034	$62	302,984	$(35,000)	$217,337	$(230,442)	$(48,043)
Stock plan transactions and other	74,611	1	—	—	(133)	—	(132)
Stock-based compensation expense	—	—	—	—	1,110	—	1,110
Net loss	—	—	—	—	—	(3,951)	(3,951)
Balance—June 30, 2026	6,269,645	$63	302,984	$(35,000)	$218,314	$(234,393)	$(51,016)

Balance—April 1, 2025	6,045,939	$60	302,984	$(35,000)	$214,549	$(193,514)	$(13,905)
Stock plan transactions and other	60,546	1	—	—	(40)	—	(39)
Stock-based compensation expense	—	—	—	—	721	—	721
Net loss	—	—	—	—	—	(17,552)	(17,552)
Balance—July 1, 2025	6,106,485	$61	302,984	$(35,000)	$215,230	$(211,066)	$(30,775)

	Two Fiscal Quarters Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (2)	Amount	Shares (2)	Amount
Balance—December 30, 2025	6,155,333	$62	302,984	$(35,000)	$216,658	$(227,025)	$(45,305)
Stock plan transactions and other	114,312	1	—	—	(214)	—	(213)
Stock-based compensation expense	—	—	—	—	1,870	—	1,870
Net loss	—	—	—	—	—	(7,368)	(7,368)
Balance—June 30, 2026	6,269,645	$63	302,984	$(35,000)	$218,314	$(234,393)	$(51,016)

Balance—December 31, 2024	6,020,235	$60	302,984	$(35,000)	$213,818	$(184,457)	$(5,579)
Stock plan transactions and other	86,250	1	—	—	(91)	—	(90)
Stock-based compensation expense	—	—	—	—	1,503	—	1,503
Net loss	—	—	—	—	—	(26,609)	(26,609)
Balance—July 1, 2025	6,106,485	$61	302,984	$(35,000)	$215,230	$(211,066)	$(30,775)
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.
(2)Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-8 reverse stock split effectuated on February 18, 2026.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Two Fiscal Quarters Ended
	June 30, 2026	July 1, 2025
Operating activities
Net loss	$(7,368)	$(26,609)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,881	14,229
Deferred income taxes, net	27	44
Restaurant impairments, closure costs and asset disposals	5,657	13,107
Amortization of debt issuance costs	439	439
Stock-based compensation	1,870	1,503
Changes in operating assets and liabilities:
Accounts receivable	(725)	124
Inventories	224	(462)
Prepaid expenses and other assets	711	(10)
Accounts payable	(171)	5,344
Income taxes	(15)	(6)
Operating lease assets and liabilities	(2,153)	(1,907)
Accrued expenses and other liabilities	(1,056)	(2,615)
Net cash provided by operating activities	9,321	3,181
Investing activities
Purchases of property and equipment	(3,586)	(6,318)
Net cash used in investing activities	(3,586)	(6,318)
Financing activities
Net borrowings (payments) from swing line loan	1,491	(5,590)
Proceeds from borrowings on long-term debt	—	10,850
Payments on long-term debt	(6,300)	—
Payments on finance leases	(679)	(918)
Stock plan transactions and tax withholding on share-based compensation awards	(213)	(90)
Net cash (used in) provided by financing activities	(5,701)	4,252
Net increase in cash and cash equivalents	34	1,115
Cash and cash equivalents
Beginning of period	1,265	1,149
End of period	$1,299	$2,264
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast-casual restaurants that serve globally-inspired noodle and pasta dishes, soups, salads and appetizers. As of June 30, 2026, the Company had 396 restaurants system-wide in 30 states, comprised of 318 company-owned restaurants and 78 franchise restaurants. The Company operates its business as one operating and reportable segment.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2026, which ends on December 29, 2026, and fiscal year 2025, which ended on December 30, 2025, each contain 52 weeks. The Company’s fiscal quarter that ended June 30, 2026 is referred to as the second quarter of 2026, and the fiscal quarter ended July 1, 2025 is referred to as the second quarter of 2025.

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

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	June 30, 2026	December 30, 2025
Delivery program receivables	$2,097	$1,412
Vendor rebate receivables	739	704
Franchise receivables	721	780
Other receivables	1,232	1,168
Accounts receivable	$4,789	$4,064

Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2026	December 30, 2025
Prepaid insurance	$1,088	$510
Prepaid occupancy related costs	749	814
Prepaid expenses	946	1,689
Other current assets	20	21
Prepaid expenses and other assets	$2,803	$3,034

Property and equipment, net, consists of the following (in thousands):

	June 30, 2026	December 30, 2025
Leasehold improvements	$203,903	$214,545
Furniture, fixtures and equipment	168,361	176,948
Construction in progress	1,925	2,095
	374,189	393,588
Accumulated depreciation and amortization	(279,788)	(286,229)
Property and equipment, net	$94,401	$107,359

Accrued payroll and benefits consist of the following (in thousands):

	June 30, 2026	December 30, 2025
Accrued payroll and related liabilities	$4,832	$4,400
Accrued bonus	3,241	1,088
Insurance liabilities	1,773	1,747
Accrued payroll and benefits	$9,846	$7,235

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2026	December 30, 2025
Gift card liability	$2,030	$2,236
Occupancy related	937	1,262
Utilities	1,433	1,498
Current portion of finance lease liability	1,793	1,877
Other restaurant expense accruals	1,188	1,144
Other corporate expense accruals	3,076	3,791
Accrued expenses and other current liabilities	$10,457	$11,808

3. Long-Term Debt

On July 27, 2022, the Company amended and restated its Credit Agreement by entering into the Amended and Restated Credit Agreement (as further amended, restated, extended, supplemented, modified and otherwise in effect from time to time, the “A&R Credit Agreement”), with each other Loan Party (as defined in the A&R Credit Agreement) party thereto, each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Lender (each as defined in the A&R Credit Agreement). The A&R Credit Agreement matures on July 27, 2027 and is secured by a pledge of stock of substantially all of the Company’s subsidiaries and a lien on substantially all of the personal property assets of the Company and its subsidiaries. Among other things, the A&R Credit Agreement: (i) increased the credit facility from $100.0 million to $125.0 million; (ii) eliminated the term loan and principal amortization components of the credit facility; (iii) removed the Company’s capital expenditure covenant; (iv) enhanced flexibility for certain covenants and restrictions; and (v) lowered the spread of the Company’s cost of borrowing and transitioned from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio. The A&R Credit Agreement was subsequently amended on December 21, 2023 and on October 29, 2024, the Company entered into that certain Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). Among the modifications, the Second Amendment: (i) increased the maximum applicable rate ranges (ii) conditioned the use of the general restricted payment basket on satisfaction of a Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) of less than or equal to 4.00 to 1.00 and a Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) of greater than or equal to 1.25 to 1.00, (iii) restricted entry into new lease agreements so long as the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement is greater than or equal to 4.50 to 1.00, (iv) increased the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement to be no greater than (1) 5.00 to 1.00 for the fiscal quarters ending March 31, 2026 and June 30, 2026, (2) 4.75 to 1.00 for the fiscal quarters ending September 29, 2026 and December 29, 2026 and (3) 4.50 to 1.00 for the fiscal quarter ended March 30, 2027 and thereafter and (v) amended the Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(b) of the A&R Credit Agreement to be no less than (1) 1.15 to 1.00 for the fiscal quarters ending December 30, 2025 and March 31, 2026 and (2) 1.25 to 1.00 for the fiscal quarter ending June 30, 2026 and thereafter.

As of June 30, 2026, the Company had $105.4 million of indebtedness (excluding $0.9 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under the A&R Credit Agreement. The Company maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of June 30, 2026. The Company’s revolver, which had a balance of $103.5 million as of June 30, 2026, bore interest at rates between 6.68% and 9.50% during the first two quarters of 2026. The Company’s swingline, which had a balance of $1.9 million as of June 30, 2026, bore interest between 8.75% and 9.5% in the first two quarters of 2026. As of June 30, 2026, the Company had cash on hand of $1.3 million. The Company will require new financing or other sources of capital to repay, or an agreement with its current lenders to extend or refinance, the amounts outstanding under the A&R Credit Agreement on or before maturity on July 27, 2027. The Company continues to review its options with respect to such debt obligation in connection with its review of strategic alternatives; however, there is no assurance that the Company will obtain such financing, other sources of capital, an extension or refinancing on or before the maturity date.

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

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of June 30, 2026 and July 1, 2025 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Provision for income taxes	$20	$21	$27	$44
Effective income tax rate	(0.5)%	(0.1)%	(0.4)%	(0.2)%

The effective tax rate for the second quarter and first two quarters of 2026 and 2025, reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2026, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

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

6. Stock-Based Compensation

In May of 2023, the Company’s stockholders approved the 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units and incentive bonuses to employees, officers, non-employee directors and other service providers, as applicable. As of June 30, 2026, approximately 0.3 million share-based awards were available to be granted under the 2023 Plan. In July of 2024, the Company’s Board of Directors adopted the 2024 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the potential grant of options, stock appreciation rights, restricted stock and restricted stock units, any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination thereof, for certain newly hired employees. As of June 30, 2026, 37,982 share-based awards were available to be granted under the Inducement Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Stock-based compensation expense	$1,145	$728	$1,930	$1,518
Capitalized stock-based compensation expense	$—	$7	$—	$18

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Restaurant impairments (1)	$4,848	$11,861	$7,509	$12,487
Closure costs (1)	152	693	(359)	(54)
Loss on disposal of assets and other	527	1,099	1,111	2,511
	$5,527	$13,653	$8,261	$14,944
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

The Company has identified a group of restaurants that the Company will seek to close on or before their next lease renewal dates, and are unlikely to recover the net book value of their assets. In the second quarter of 2026, the Company recorded fixed asset impairment charges on eight restaurants, and wrote down lease related assets on six restaurants. In the second quarter of 2025, the Company recorded fixed asset impairment charges on 15 restaurants, and wrote down lease related assets on ten restaurants.

The Company recorded fixed asset impairment charges on 11 restaurants, and wrote down lease related assets on 16 restaurants in the first two quarters of 2026. The Company recorded fixed asset impairment charges on 15 restaurants, and wrote down lease related assets on 11 restaurants in the first two quarters of 2025. All periods include ongoing equipment costs for restaurants previously impaired.

The Company closed two restaurants during the second quarter of 2026 and had 22 restaurant closures in the first two quarters of 2026. The Company closed six restaurants in the second quarter of 2025 and had nine restaurant closures in the first two quarters of 2025. Both periods included ongoing expenses from restaurant closures during the period and in prior years. Closure costs were offset by gains from lease asset remeasurements and the adjustments to liabilities as lease terminations occur resulting in net gains of $0.4 million and $0.1 million in the first two quarters of 2026 and 2025, respectively.

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

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Net loss attributable to common stockholders	$(3,951)	$(17,552)	$(7,368)	$(26,609)
Shares:
Basic weighted average shares outstanding	5,927,281	5,770,249	5,894,326	5,746,584
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	5,927,281	5,770,249	5,894,326	5,746,584
Loss per share
Basic and diluted loss per share	$(0.67)	$(3.04)	$(1.25)	$(4.63)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted loss per share when the effect would be anti-dilutive. Shares issuable on the vesting or exercise of share-based awards were excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 385,362 and 553,411 for the second quarters of 2026 and 2025, respectively, and totaled 366,872 and 513,893 for the first two quarters of 2026 and 2025, respectively.

9. Leases
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		June 30, 2026	December 30, 2025
Assets
Operating	Operating lease assets, net	$114,220	$126,319
Finance	Property and equipment	4,709	6,373
Total leased assets		$118,929	$132,692
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$26,077	$26,257
Finance	Accrued expenses and other current liabilities	1,793	1,877
Long-term lease liabilities
Operating	Long-term operating lease liabilities	112,050	126,924
Finance	Other long-term liabilities	3,690	5,020
Total lease liabilities		$143,610	$160,078

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.5 million and $0.7 million for the second quarters of 2026 and 2025, and $1.0 million and $1.5 million for the first two quarters of 2026 and 2025, respectively.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Cash paid for lease liabilities:
Operating leases	$9,527	$10,691	$19,129	$21,437
Finance leases	540	619	972	1,243
	$10,067	$11,310	$20,101	$22,680
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$4,397	$1,021	$4,833	$2,341
Finance leases	—	93	—	4,687
	$4,397	$1,114	$4,833	$7,028

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the two quarters ended June 30, 2026 and July 1, 2025 (in thousands):

	June 30, 2026	July 1, 2025
Interest paid (net of amounts capitalized)	$4,364	$4,061
Income taxes paid	15	—
Purchases of property and equipment accrued in accounts payable	1,635	1,656

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

As of June 30, 2026 and December 30, 2025, the current portion of the gift card liability amounting to $2.0 million and $2.2 million, respectively, was included in accrued expenses and other current liabilities, and the long-term portion amounting to $0.6 million and $0.8 million, respectively, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $0.5 million and $0.6 million for the second quarters of 2026 and 2025, respectively, and $1.3 million for both of the first two quarters of 2026 and 2025.

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
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed based upon the Company’s historical redemption patterns. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of June 30, 2026 and December 30, 2025, the deferred revenue related to the rewards was $0.9 million and $1.1 million, respectively, and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
12. Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2026. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

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

The following table presents selected financial information with respect to our single reportable segment regularly reviewed by our CODM (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Revenue:
Restaurant revenue	$124,801	$123,781	$246,241	$245,107
Franchising royalties and fees, and other	2,236	2,652	4,582	5,120
Total segment revenue	127,037	126,433	250,823	250,227

Less:
Cost of sales	31,019	32,860	61,912	65,153
Labor	36,737	39,279	73,147	78,675
Occupancy	10,165	11,393	20,519	22,887
Other restaurant operating costs	25,372	24,414	51,084	50,070
General and administrative	13,857	12,404	26,371	25,214
Depreciation and amortization	5,900	7,139	11,881	14,229
Pre-opening	—	69	—	220
Restaurant impairments, closure costs and asset disposals	5,527	13,653	8,261	14,944
Total segment expenses	128,577	141,211	253,175	271,392
Segment loss from operations	$(1,540)	$(14,778)	$(2,352)	$(21,165)
Reconciliation:
Interest expense, net	2,391	2,753	4,989	5,400
Consolidated loss before income taxes	$(3,931)	$(17,531)	$(7,341)	$(26,565)

	June 30, 2026	December 30, 2025
Other segment disclosures (in thousands):
Total long-lived assets (1)	$208,621	$233,678
Total assets	$235,774	$261,671
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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding expectations with respect to projected capital expenditures and our financial results, condition and liquidity needs. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, uncertainties as to the availability, suitability, structure, terms, and timing of any strategic transaction resulting from the strategic review and whether any such transaction will be completed, the impact of any such strategic transaction on Noodles & Company, and whether the strategic benefits of any such strategic transaction can be achieved; current performance trends and our expectations for future performance; our ability to repay, refinance or obtain new financing on acceptable terms, if at all, and comply with our covenants under the A&R Credit Agreement, which matures on July 27, 2027; our ability to sustain our overall growth, including, our digital sales growth; our ability to effectively optimize our restaurant portfolio including closures; our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including operational strategies to improve the performance of our restaurant portfolio; the success of our brand strategy and marketing efforts, including our ability to successfully introduce new menu items, including limited time offerings and the success of our promotions; our pricing strategies; economic conditions, including inflation, an economic recession, an elevated interest rate environment, tariffs and trade restrictions and any impact of government shutdowns on overall economic conditions and consumer spending; price and availability of commodities and other supply chain challenges; our ability to adequately staff our restaurants; changes in labor costs; our ability to maintain compliance with requirements for continued listing on the Nasdaq Global Select Market; other conditions beyond our control such as domestic or global conflicts, wars, terrorist activity, weather, natural disasters, disease outbreaks, epidemics or pandemics impacting our customers or food supplies; and consumer reaction to industry related public health issues and health pandemics, including perceptions of food safety and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended December 30, 2025.

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

Strategic Review. On September 3, 2025, we announced that our Board of Directors had initiated a review of strategic alternatives in order to explore ways to maximize stockholder value. The review includes a range of potential strategic alternatives, including a refinancing of existing indebtedness that matures on July 27, 2027, refranchising or sale of all or part of the business, and/or other strategic or financial transactions. Such review remains in process.

Revenue. In the second quarter, we saw an increase in revenue as a result of an increase in comparable restaurant sales, partially offset by permanent restaurant closures. System-wide comparable restaurant sales increased 10.3% in the second quarter of 2026 compared to the same period of 2025, comprised of an 11.4% increase at company-owned restaurants and a 5.5% increase at franchise-owned restaurants. Our comparable restaurant sales continue to be positively aided by menu innovation including the introduction of Delicious Duos and the recent successful limited time offerings, like Chili Garlic Ramen, Steak Stroganoff, Indonesian Peanut Chicken Sauté and Chicken Artichoke & Asparagus Rigatoni, and the benefit of sales transferring from restaurants that we closed to our nearby restaurants.

Cost of Sales. Our second quarter 2026 cost of sales benefited from an increase in menu prices and reduced food waste related to new menu items, which offset the impact of inflation. We continue to monitor commodity inflation and, throughout periods of volatility, we will continue to work with our suppliers to identify ongoing supply chain efficiencies, including adding additional suppliers as necessary.

We have evaluated and will continue to evaluate the impact of import laws and tariffs, including the potential for any refunds, on our operations as some of our food items are imported from India, Mexico and other countries. As of June 30, 2026, there was no material impact on our business, financial condition, results of operations or cash flows. However, we expect tariffs may impact our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs, for the remainder of fiscal 2026. We will continue to utilize fixed price contracts for certain key items to mitigate risk.

Labor Costs. Similar to much of the restaurant industry, our base labor costs have risen in recent years. We have been able to partially mitigate the impact of these market factors through a continued focus on maximizing efficiencies of labor hour usage per restaurant and wage inflation has stabilized to less than 3%. As a percentage of restaurant sales, labor costs continue to benefit from sales leverage including the benefit of sales transferring from restaurants that have closed to our nearby restaurants.

Other Restaurant Operating Costs. We have incurred, and expect to continue to incur, increased third-party delivery fees due to significant increased usage of third-party delivery services resulting in a higher mix of third party delivery sales. As a percentage of restaurant sales, other restaurant operating costs continue to benefit from sales leverage including the benefit of sales transferring from restaurants that have closed to our nearby restaurants.

Restaurant Development. We did not open any new company-owned restaurants in the first two quarters of 2026 and do not plan to open any company-owned restaurants in 2026. As of June 30, 2026, we had 318 company-owned restaurants and 78 franchise restaurants in 30 states.

Impairments and Certain Restaurant Closures. We impaired fixed assets related to 11 restaurants in the first two quarters of 2026 primarily related to closure decisions on underperforming restaurants. In the first two quarters of 2026, we wrote down lease-related assets for sixteen restaurants. We permanently closed 22 company-owned restaurants in the first two quarters of 2026 and we anticipate closing an additional 8 to 13 restaurants in 2026, of which six were closed subsequent to the end of the second quarter. We continue to analyze our restaurant portfolio and expect to close certain restaurants that are either generating low or negative cash flows, approaching the expiration of their leases, in trade areas that are not as well positioned for current consumer trends and/or there is a potential for a significant amount of sales transfer to nearby restaurants given strong off premise sales.

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

Results of Operations

The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
	(in thousands, unaudited)
Net loss	$(3,951)	$(17,552)	$(7,368)	$(26,609)
Depreciation and amortization	5,900	7,139	11,881	14,229
Interest expense, net	2,391	2,753	4,989	5,400
Provision for income taxes	20	21	27	44
EBITDA	$4,360	$(7,639)	$9,529	$(6,936)
Restaurant impairments(1)	4,848	11,861	7,508	12,487
Loss on disposal of assets	224	800	1,072	1,763
Lease exit (benefits) costs, net	(403)	252	(2,461)	(878)
Severance, executive transition costs and corporate transaction costs	599	14	846	466
Stock-based compensation expense	1,145	728	1,930	1,518
Adjusted EBITDA	$10,773	$6,016	$18,424	$8,420
_____________________
(1)Restaurant impairments in all periods presented above include amounts related to restaurants previously impaired. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

The following table presents a reconciliation of loss from operations to restaurant contribution:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Loss from operations	$(1,540)	$(14,778)	$(2,352)	$(21,165)
Less: Franchising royalties and fees, and other	2,236	2,652	4,582	5,120
Plus: General and administrative	13,857	12,404	26,371	25,214
Depreciation and amortization	5,900	7,139	11,881	14,229
Pre-opening	—	69	—	220
Restaurant impairments, closure costs and asset disposals	5,527	13,653	8,261	14,944
Restaurant contribution	$21,508	$15,835	$39,579	$28,322

Restaurant contribution margin	17.2%	12.8%	16.1%	11.6%

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Company-Owned Restaurant Activity
Beginning of period	320	369	340	371
Openings	—	1	—	2
Closures	(2)	(6)	(22)	(9)
Restaurants at end of period	318	364	318	364
Franchise Restaurant Activity
Beginning of period	80	91	83	92
Openings	—	—	—	—
Closures	(2)	(2)	(5)	(3)
Restaurants at end of period	78	89	78	89
Total restaurants	396	453	396	453

Statement of Operations as a Percentage of Revenue

The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
	(unaudited)
Revenue:
Restaurant revenue	98.2%	97.9%	98.2%	98.0%
Franchising royalties and fees, and other	1.8%	2.1%	1.8%	2.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	24.9%	26.5%	25.1%	26.6%
Labor	29.4%	31.7%	29.7%	32.1%
Occupancy	8.1%	9.2%	8.3%	9.3%
Other restaurant operating costs	20.3%	19.7%	20.7%	20.4%
General and administrative	10.9%	9.8%	10.5%	10.1%
Depreciation and amortization	4.6%	5.6%	4.7%	5.7%
Pre-opening	—%	0.1%	—%	0.1%
Restaurant impairments, closure costs and asset disposals	4.4%	10.8%	3.3%	6.0%
Total costs and expenses	101.2%	111.7%	100.9%	108.5%
Loss from operations	(1.2)%	(11.7)%	(0.9)%	(8.5)%
Interest expense, net	1.9%	2.2%	2.0%	2.2%
Loss before income taxes	(3.1)%	(13.9)%	(2.9)%	(10.6)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(3.1)%	(13.9)%	(2.9)%	(10.6)%

Second Quarter Ended June 30, 2026 Compared to Second Quarter Ended July 1, 2025

The table below presents our unaudited operating results for the second quarters of 2026 and 2025, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	June 30, 2026	July 1, 2025	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$124,801	$123,781	$1,020	0.8%
Franchising royalties and fees, and other	2,236	2,652	(416)	(15.7)%
Total revenue	127,037	126,433	604	0.5%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	31,019	32,860	(1,841)	(5.6)%
Labor	36,737	39,279	(2,542)	(6.5)%
Occupancy	10,165	11,393	(1,228)	(10.8)%
Other restaurant operating costs	25,372	24,414	958	3.9%
General and administrative	13,857	12,404	1,453	11.7%
Depreciation and amortization	5,900	7,139	(1,239)	(17.4)%
Pre-opening	—	69	(69)	(100.0)%
Restaurant impairments, closure costs and asset disposals	5,527	13,653	(8,126)	(59.5)%
Total costs and expenses	128,577	141,211	(12,634)	(8.9)%
Loss from operations	(1,540)	(14,778)	13,238	89.6%
Interest expense, net	2,391	2,753	(362)	(13.1)%
Loss before taxes	(3,931)	(17,531)	13,600	77.6%
Provision for income taxes	20	21	(1)	(4.8)%
Net loss	$(3,951)	$(17,552)	$13,601	77.5%
Company-owned:
Average unit volume	$1,568	$1,353	$215	15.9%
Comparable restaurant sales	11.4%	1.5%

Revenue

Total revenue increased by $0.6 million, or 0.5%, to $127.0 million in the second quarter of 2026 compared to $126.4 million in the second quarter of 2025. During the second quarter of 2026, significant increases in comparable restaurant sales were partially offset by a decline in revenue related to 52 permanent company-owned closures and a decline in franchise revenue from 13 franchise restaurant closures over the last twelve months. Average unit volumes increased 15.9% to $1.57 million in the second quarter of 2026 compared to $1.35 million in the second quarter of 2025 primarily due to increases in same store sales and the closure of underperforming restaurants. System-wide comparable restaurant sales increased 10.3% in the second quarter of 2026 compared to the same period of 2025, comprised of an 11.4% increase at company-owned restaurants and a 5.5% increase at franchise-owned restaurants.

Cost of Sales

Cost of sales decreased by 5.6%, in the second quarter of 2026 compared to the same period of 2025. As a percentage of restaurant revenue, cost of sales decreased to 24.9% in the second quarter of 2026 compared to 26.5% in the second quarter of 2025, primarily due to a 0.6% benefit from menu price, a 0.5% benefit from menu mix shifts and a 0.4% benefit from reduced food waste, partially offset by a 0.2% impact from inflation.

Labor Costs

Labor costs decreased by $2.5 million, or 6.5%, in the second quarter of 2026 compared to the same period of 2025. As a percentage of restaurant revenue, labor costs decreased to 29.4% in the second quarter of 2026 compared to 31.7% in the second quarter of 2025, primarily due to a 1.7% benefit from sales volume leverage, a 0.6% benefit from menu price and a 0.3% benefit from labor efficiencies, partially offset by a 0.4% impact from wage inflation.

Occupancy Costs

Occupancy costs decreased by $1.2 million or 10.8% in the second quarter of 2026 compared to the second quarter of 2025, primarily due to permanent restaurant closures. As a percentage of restaurant revenue, occupancy costs decreased to 8.1% in the second quarter of 2026 compared to 9.2% in the second quarter of 2025, primarily due to sales leverage.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $1.0 million, or 3.9%, in the second quarter of 2026 compared to the second quarter of 2025. As a percentage of restaurant revenue, other restaurant operating costs increased to 20.3% in the second quarter of 2026 compared to 19.7% in the second quarter of 2025, primarily due to a 0.9% impact from an increase in delivery fees from higher third-party delivery sales, partially offset by a 0.2% impact from decreased marketing spend.

General and Administrative Expense

General and administrative expense increased by $1.5 million, or 11.7%, in the second quarter of 2026 compared to the second quarter of 2025, primarily due to increases in incentive-based compensation, partially offset by decreases in wages and professional fees. As a percentage of revenue, general and administrative expense increased to 10.9% in the second quarter of 2026 from 9.8% in the second quarter of 2025.

Depreciation and Amortization

Depreciation and amortization decreased by $1.2 million, or 17.4%, in the second quarter of 2026 compared to the second quarter of 2025, primarily due to restaurant closures since the second quarter of 2025.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals decreased $8.1 million to $5.5 million in the second quarter of 2026 compared to $13.7 million the second quarter of 2025. We recorded fixed asset impairment on eight restaurants and wrote down lease related assets on six restaurants during the second quarter of 2026. In the second quarter of 2025, we recorded fixed asset impairment on 15 restaurants and we wrote down lease related assets on ten restaurants.

Interest Expense, Net

Interest expense, net decreased $0.4 million in the second quarter of 2026 compared to the second quarter of 2025, primarily due to lower average interest rates in the second quarter of 2026 as compared to the second quarter of 2025, partially offset by slightly higher average debt balances in 2026.

Provision for Income Taxes

The effective tax rate for the second quarter of 2026 and for the second quarter of 2025 reflect the impact of the previously recorded valuation allowance. The primary components of the provision for income tax (for both quarters) are related to state tax and the change in our valuation allowance. For the remainder of fiscal 2026, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Two Quarters Ended June 30, 2026 Compared to Two Quarters Ended July 1, 2025

The table below presents our unaudited operating results for the first two quarters of 2026 and 2025, and the related period-over-period changes.

	Two Fiscal Quarters Ended		Increase / (Decrease)
	June 30, 2026	July 1, 2025	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$246,241	$245,107	$1,134	0.5%
Franchising royalties and fees, and other	4,582	5,120	(538)	(10.5)%
Total revenue	250,823	250,227	596	0.2%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	61,912	65,153	(3,241)	(5.0)%
Labor	73,147	78,675	(5,528)	(7.0)%
Occupancy	20,519	22,887	(2,368)	(10.3)%
Other restaurant operating costs	51,084	50,070	1,014	2.0%
General and administrative	26,371	25,214	1,157	4.6%
Depreciation and amortization	11,881	14,229	(2,348)	(16.5)%
Pre-opening	—	220	(220)	(100.0)%
Restaurant impairments, closure costs and asset disposals	8,261	14,944	(6,683)	(44.7)%
Total costs and expenses	253,175	271,392	(18,217)	(6.7)%
Loss from operations	(2,352)	(21,165)	18,813	88.9%
Interest expense, net	4,989	5,400	(411)	(7.6)%
Loss before taxes	(7,341)	(26,565)	19,224	72.4%
Provision for income taxes	27	44	(17)	(38.6)%
Net loss	$(7,368)	$(26,609)	$19,241	72.3%
Company-owned:
Average unit volumes	$1,530	$1,333	$197	14.8%
Comparable restaurant sales	10.4%	3.0%

Revenue

Total revenue increased by $0.6 million, or 0.2%, in the first two quarters of 2026 to $250.8 million compared to $250.2 million in the same period of 2025. The increase was primarily due to increases in company comparable restaurant sales partially offset by a decline in revenue related to 52 permanent company-owned closures and a decline in franchise revenue from 13 franchise restaurant closures over the last twelve months. Comparable restaurant sales increased 9.7% system-wide in the first two quarters of 2026 compared to the first two quarters of 2025, comprised of a 10.4% increase at company-owned restaurants and a 6.7% increase at franchise-owned restaurants.

Cost of Sales

Cost of sales decreased by $3.2 million, or 5.0%, in the first two quarters of 2026 compared to the same period of 2025. As a percentage of restaurant revenue, cost of sales decreased to 25.1% in the first two quarters of 2026 compared to 26.6% in the first two quarters of 2025, primarily due to a 0.7% benefit from lower food waste and a 0.6% benefit from menu price.

Labor Costs

Labor costs decreased by $5.5 million, or 7.0%, in the first two quarters of 2026 compared to the same period of 2025. As a percentage of restaurant revenue, labor costs decreased to 29.7% in the first two quarters of 2026 compared to 32.1% in the first two quarters of 2025, primarily due to a 1.6% benefit from sales leverage, a 0.8% benefit from menu price and a 0.3% benefit from labor efficiencies, partially offset by 0.6% of wage inflation.

Occupancy Costs

Occupancy costs decreased by $2.4 million, or 10.3%, in the first two quarters of 2026 compared to the first two quarters of 2025, primarily due to permanent restaurant closures. As a percentage of restaurant revenue, occupancy costs decreased to 8.3% in the first two quarters of 2026 compared to 9.3% in the first two quarters of 2025, primarily due to sales leverage.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $1.0 million, or 2.0%, in the first two quarters of 2026 compared to the first two quarters of 2025. As a percentage of restaurant revenue, other restaurant operating costs increased to 20.7% in the first two quarters of 2026 compared to 20.4% in the first two quarters of 2025, primarily due to 0.6% impact from higher delivery fees driven by higher delivery sales, partially offset by 0.4% of sales leverage.

General and Administrative Expense

General and administrative expense increased by $1.2 million, or 4.6%, in the first two quarters of 2026 compared to the first two quarters of 2025, primarily due to higher incentive-based compensation, partially offset by lower wages and professional fees. As a percentage of revenue, general and administrative expense increased to 10.5% in the first two quarters of 2026 from 10.1% in the first two quarters of 2025.

Depreciation and Amortization

Depreciation and amortization decreased by $2.3 million, or 16.5%, in the first two quarters of 2026 compared to the first two quarters of 2025, primarily due to restaurant closures.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals decreased $6.7 million to $8.3 million in the first two quarters of 2026 compared to the first two quarters of 2025. We recorded fixed asset impairment on 11 restaurants and wrote down lease related assets on 16 restaurants in the first two quarters of 2026. We recorded fixed asset impairment on 15 restaurants and wrote down lease related assets on 11 restaurants in the first two quarters of 2025.

Interest Expense

Interest expense decreased by $0.4 million in the first two quarters of 2026 compared to the same period of 2025. The decrease was primarily due to lower average interest rates in the first two quarters of 2026 compared to the first two quarters of 2025, partially offset by higher average debt balances in 2026.

Provision for Income Taxes

The effective tax rate for the first two quarters of 2026 and for the first two quarters of 2025 reflect the impact of the previously recorded valuation allowance. The primary components of the provision for income tax (for all quarters) are related to state tax and the change in our valuation allowance. For the remainder of fiscal 2026, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax. We estimate the annual effective tax rate for 2026 to be between (1.0%) and (0%).

Liquidity and Capital Resources

Summary of Cash Flows
We have historically used cash and our revolving credit facility under our A&R Credit Agreement to fund capital expenditures for new restaurant openings, reinvest in our existing restaurants, invest in infrastructure and information technology and maintain working capital. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have up to 30 days to pay our vendors.

We believe that we will have sufficient sources of cash to meet our liquidity needs and capital resource requirements for twelve months from the date of this report, through currently available cash and cash equivalents, availability under our revolving credit facility and cash flows from operations. We were in compliance with our covenants as of June 30, 2026, and expect to continue to be in compliance for twelve months from the date of this report. The Company will require new financing or other sources of capital to repay or an agreement with its current lenders to extend or refinance the amounts outstanding under the A&R Credit Agreement on or before maturity on July 27, 2027. The Company continues to review its options with respect to such debt obligation in connection with its review of strategic alternatives; however, there is no assurance that the Company will obtain such financing, other sources of capital, an extension or refinancing on or before the maturity date.

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Two Fiscal Quarters Ended
	June 30, 2026	July 1, 2025
Net cash provided by operating activities	$9,321	$3,181
Net cash used in investing activities	(3,586)	(6,318)
Net cash (used in) provided by financing activities	(5,701)	4,252
Net increase in cash and cash equivalents	$34	$1,115

Operating Activities

Net cash provided by operating activities was $9.3 million in the first two quarters of 2026 compared to net cash provided by operating activities of $3.2 million in the first two quarters of 2025. The increase in operating cash flow resulted primarily from a decrease in net loss as adjusted for non cash items including depreciation and impairments, as well as changes in working capital related to the timing of accounts payable, payroll and accrued liabilities.

Investing Activities

Net cash used in investing activities decreased $2.7 million to $3.6 million in the first two quarters of 2026 from $6.3 million in the first two quarters of 2025. This decrease was primarily due to the absence of capital expenditures for new restaurant development in 2026 and lower spending on certain technology projects.

Financing Activities

Net cash used in financing activities was $5.7 million in the first two quarters of 2026, compared to net cash provided by financing of $4.3 million in the first two quarters of 2025. The change from the first two quarters of 2025 was primarily due to payments on our revolving credit facility in 2026 versus borrowings on our revolving credit facility during 2025.

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

Our long-term obligations consist primarily of certain lease and other contractual commitments related to our operations and payment of our outstanding debt obligations, including our debt under our A&R Credit Agreement, which matures on July 27, 2027. We are obligated under non-cancelable leases for our restaurants, administrative offices and equipment. In addition, when we have a target for new store development this will require capital for such year, which is expected to be funded by currently available cash and cash equivalents, cash flows from operations and our revolving credit facility. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and any resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants as well as information technology expenses and other general corporate capital expenditures. We currently do not plan to open any company-owned restaurants in 2026.

We estimate capital expenditures will be approximately $9.0 million to $10.0 million for fiscal year 2026, including $5.0 million to $6.0 million for the remainder of the year, primarily for the reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by currently available cash and cash equivalents, cash flows from operations and if necessary, undrawn capacity under our revolving credit line.

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

Liquidity. As of June 30, 2026 and December 30, 2025, we had a cash balance of $1.3 million. The amount available for future borrowings under our A&R Credit Agreement (defined below) was $16.6 million as of June 30, 2026. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and available borrowings under the revolving credit facility under our A&R Credit Agreement will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for twelve months from the date of this report. The Company will require new financing or other sources of capital to repay or an agreement with its current lenders to extend or refinance the amounts outstanding under the A&R Credit Agreement on or before maturity on July 27, 2027. The Company continues to review its options with respect to such debt obligation in connection with its review of strategic alternatives; however, there is no assurance that the Company will obtain such financing, other sources of capital, an extension or refinancing on or before the maturity date.

Credit Facility

On July 27, 2022, we amended and restated our Credit Agreement by entering into the Amended and Restated Credit Agreement as further amended, restated, extended, supplemented, modified and otherwise in effect from time to time, the (“A&R Credit Agreement”), with each other Loan Party (as defined in the A&R Credit Agreement) party thereto, each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Lender (each as defined in the A&R Credit Agreement). The A&R Credit Agreement matures on July 27, 2027 and is secured by a pledge of stock of substantially all of the Company’s subsidiaries and a lien on substantially all of the personal property assets of the Company and its subsidiaries.

Among other things, the A&R Credit Agreement: (i) increased the credit facility from $100.0 million to $125.0 million; (ii) eliminated the term loan and principal amortization components of the credit facility; (iii) removed the Company’s capital expenditure covenant; (iv) enhanced flexibility for certain covenants and restrictions; and (v) lowered the spread of the Company’s cost of borrowing and transitioned from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio. The A&R Credit Agreement was subsequently amended on December 21, 2023 and on October 29, 2024, the Company entered into that certain Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). Among the modifications, the Second Amendment: (i) increased the maximum applicable rate ranges (A) with respect to SOFR loans, from 1.75% - 3.00% to 1.75% - 3.75% per annum and (B) with respect to base rate loans, from 0.75% - 2.00% to 0.75% - 2.75% per annum, in each case as determined by the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement), (ii) conditioned the use of the general restricted payment basket on satisfaction of a Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) of less than or equal to 4.00 to 1.00 and a Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) of greater than or equal to 1.25 to 1.00, (iii) restricted entry into new lease agreements so long as the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement is greater than or equal to 4.50 to 1.00, (iv) increased the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement to be no greater than (1) 5.00 to 1.00 for the fiscal quarters ending March 31, 2026 and June 30, 2026, (2) 4.75 to 1.00 for the fiscal quarters ending September 29, 2026 and December 29, 2026 and (3) 4.50 to 1.00 for the fiscal quarter ended March 30, 2027 and thereafter and (v) amended the Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(b) of the A&R Credit Agreement to be no less than (1) 1.15 to 1.00 for the fiscal quarters ending December 30, 2025 and March 31, 2026 and (2) 1.25 to 1.00 for the fiscal quarter ending June 30, 2026 and thereafter.

As of June 30, 2026, we had $105.4 million of indebtedness under the credit facility (excluding $0.9 million of unamortized debt issuance costs) and $3.0 million of letters of credit outstanding under our A&R Credit Agreement.
Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of June 30, 2026.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on outstanding debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of June 30, 2026, we had $105.4 million of outstanding borrowings under our A&R Credit Agreement, with an average interest rate during the first two quarters of 2026 of 7.9%, compared to 8.6% during the first two quarters of 2025. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $1.1 million on an annualized basis.

Commodity Price Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions, trade tariffs and other factors that are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. We use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we may be able to address material commodity cost increases by adjusting our menu pricing, but multiple price increases over a short period of time may negatively affect customer behavior, as we observed in 2023. We have evaluated and will continue to evaluate the impact of import laws and tariffs (including any refunds) on our operations as some of our food items are imported from India, Mexico and other countries. As of June 30, 2026, there was no material impact on our business, financial condition, results of operations or cash flows. However, tariffs continue to change and we expect tariffs may continue to impact our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs, into 2026. We will continue to utilize fixed price contracts for certain key items to mitigate risk. However, increases in commodity prices, without adjustments to our menu prices, have and could continue to increase restaurant operating costs as a percentage of restaurant revenue.

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

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Executive Officer Trading

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1*	Form of Restricted Stock Unit Agreement (beginning 2026) under the 2023 Stock Incentive Plan
10.2*	Form of Performance Restricted Stock Unit Agreement (beginning 2026) under the 2023 Stock Incentive Plan
10.3*	Form of Retention Bonus Agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOODLES & COMPANY
By:	/s/ MIKE HYNES
Mike Hynes Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	July 24, 2026