Form 10-Q
period 2026-09-29
NOODLES & Co
filed 2026-11-13
CIK 1275158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2026
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2026
Class A Common Stock, $0.01 par value per share	5,983,722 shares

PART I

Item 1. Financial Statements

Noodles & Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 29, 2026	December 30, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,532	$1,265
Accounts receivable	4,719	4,064
Inventories	8,998	10,218
Prepaid expenses and other assets	3,779	3,034
Income tax receivable	327	312
Total current assets	19,355	18,893
Property and equipment, net	92,291	107,359
Operating lease assets, net	112,890	126,319
Goodwill	7,154	7,154
Intangibles, net	386	420
Other assets, net	1,102	1,526
Total long-term assets	213,823	242,778
Total assets	$233,178	$261,671
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$15,407	$16,545
Accrued payroll and benefits	14,358	7,235
Accrued expenses and other current liabilities	11,990	11,808
Current operating lease liabilities	25,821	26,257
Total current liabilities	67,576	61,845
Long-term debt, net	100,236	108,776
Long-term operating lease liabilities, net	110,040	126,924
Deferred tax liabilities, net	346	316
Other long-term liabilities	7,721	9,115
Total liabilities	285,919	306,976

Stockholders’ deficit:
Preferred stock—$0.01 par value, 1,000,000 shares authorized and undesignated as of September 29, 2026 and December 30, 2025; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 180,000,000 shares authorized as of September 29, 2026 and December 30, 2025; 6,286,814 issued and 5,983,830 outstanding as of September 29, 2026 and 6,155,333 issued and 5,852,349 outstanding as of December 30, 2025 (1)	63	62
Treasury stock, at cost, 302,984 shares as of September 29, 2026 and December 30, 2025 (1)	(35,000)	(35,000)
Additional paid-in capital	218,735	216,658
Accumulated deficit	(236,539)	(227,025)
Total stockholders’ deficit	(52,741)	(45,305)
Total liabilities and stockholders’ deficit	$233,178	$261,671
_________________
(1) Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-8 reverse stock split effectuated on February 18, 2026.
   See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data, unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Revenue:
Restaurant revenue	$118,509	$119,579	$364,750	$364,686
Franchising royalties and fees, and other	2,363	2,507	6,945	7,627
Total revenue	120,872	122,086	371,695	372,313
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	29,347	30,709	91,259	95,862
Labor	34,908	37,499	108,056	116,174
Occupancy	9,773	11,076	30,292	33,963
Other restaurant operating costs	24,696	24,558	75,780	74,628
General and administrative	13,583	12,272	39,954	37,486
Depreciation and amortization	5,672	6,604	17,553	20,833
Pre-opening	—	6	—	226
Restaurant impairments, closure costs and asset disposals	2,748	5,681	11,009	20,625
Total costs and expenses	120,727	128,405	373,903	399,797
Income (loss) from operations	145	(6,319)	(2,208)	(27,484)
Interest expense, net	2,288	2,827	7,276	8,227
Loss before income taxes	(2,143)	(9,146)	(9,484)	(35,711)
Provision for income taxes	3	5	30	49
Net loss	$(2,146)	$(9,151)	$(9,514)	$(35,760)
Loss per Class A and Class B common stock, combined
Basic and diluted (1)	$(0.36)	$(1.58)	$(1.61)	$(6.20)
Weighted average shares of Class A and Class B common stock outstanding, combined
Basic and diluted (1)	5,970,160	5,807,356	5,919,604	5,766,872
__________________
(1) Shares and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-8 reverse stock split effectuated on February 18, 2026.
See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data, unaudited)

	Fiscal Quarter Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (2)	Amount	Shares (2)	Amount
Balance—June 30, 2026	6,269,645	$63	302,984	$(35,000)	$218,314	$(234,393)	$(51,016)
Stock plan transactions and other	17,169	—	—	—	(73)	—	(73)
Stock-based compensation expense	—	—	—	—	494	—	494
Net loss	—	—	—	—	—	(2,146)	(2,146)
Balance—September 29, 2026	6,286,814	$63	302,984	$(35,000)	$218,735	$(236,539)	$(52,741)

Balance—July 1, 2025	6,106,485	$61	302,984	$(35,000)	$215,230	$(211,066)	$(30,775)
Stock plan transactions and other	43,339	1	—	—	(84)	—	(83)
Stock-based compensation expense	—	—	—	—	1,110	—	1,110
Net loss	—	—	—	—	—	(9,151)	(9,151)
Balance—September 30, 2025	6,149,824	$62	302,984	$(35,000)	$216,256	$(220,217)	$(38,899)

	Three Fiscal Quarters Ended
	Common Stock(1)		Treasury		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (2)	Amount	Shares (2)	Amount
Balance—December 30, 2025	6,155,333	$62	302,984	$(35,000)	$216,658	$(227,025)	$(45,305)
Stock plan transactions and other	131,481	1	—	—	(287)	—	(286)
Stock-based compensation expense	—	—	—	—	2,364	—	2,364
Net loss	—	—	—	—	—	(9,514)	(9,514)
Balance—September 29, 2026	6,286,814	$63	302,984	$(35,000)	$218,735	$(236,539)	$(52,741)

Balance—December 31, 2024	6,020,235	$60	302,984	$(35,000)	$213,818	$(184,457)	$(5,579)
Stock plan transactions and other	129,589	2	—	—	(175)	—	(173)
Stock-based compensation expense	—	—	—	—	2,613	—	2,613
Net loss	—	—	—	—	—	(35,760)	(35,760)
Balance—September 30, 2025	6,149,824	$62	302,984	$(35,000)	$216,256	$(220,217)	$(38,899)
_____________
(1)Unless otherwise noted, activity relates to Class A common stock.
(2)Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-8 reverse stock split effectuated on February 18, 2026.

See accompanying notes to condensed consolidated financial statements.

Noodles & Company
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Fiscal Quarters Ended
	September 29, 2026	September 30, 2025
Operating activities
Net loss	$(9,514)	$(35,760)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,553	20,833
Deferred income taxes, net	30	49
Restaurant impairments, closure costs and asset disposals	7,000	17,703
Amortization of debt issuance costs	658	658
Stock-based compensation	2,364	2,613
Changes in operating assets and liabilities:
Accounts receivable	(608)	(216)
Inventories	137	(383)
Prepaid expenses and other assets	(285)	(38)
Accounts payable	(911)	6,353
Income taxes	(15)	(7)
Operating lease assets and liabilities	(3,378)	(3,183)
Accrued expenses and other liabilities	4,154	(265)
Net cash provided by operating activities	17,185	8,357
Investing activities
Purchases of property and equipment	(6,348)	(10,055)
Net cash used in investing activities	(6,348)	(10,055)
Financing activities
Net payments from swing line loan	(398)	(6,592)
Proceeds from borrowings on long-term debt	—	13,350
Payments on long-term debt	(8,800)	—
Payments on finance leases	(1,086)	(1,342)
Stock plan transactions and tax withholding on share-based compensation awards	(286)	(173)
Net cash (used in) provided by financing activities	(10,570)	5,243
Net increase in cash and cash equivalents	267	3,545
Cash and cash equivalents
Beginning of period	1,265	1,149
End of period	$1,532	$4,694
See accompanying notes to condensed consolidated financial statements.

NOODLES & COMPANY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Summary and Basis of Presentation

Business

Noodles & Company (the “Company”), a Delaware corporation, develops and operates fast-casual restaurants that serve globally-inspired noodle and pasta dishes, soups, salads and appetizers. As of September 29, 2026, the Company had 383 restaurants system-wide in 31 states, comprised of 306 company-owned restaurants and 77 franchise restaurants. The Company operates its business as one operating and reportable segment.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. The Company’s fiscal quarters each contain 13 operating weeks, with the exception of the fourth quarter of a 53-week fiscal year, which contains 14 operating weeks. Fiscal year 2026, which ends on December 29, 2026, and fiscal year 2025, which ended on December 30, 2025, each contain 52 weeks. The Company’s fiscal quarter that ended September 29, 2026 is referred to as the third quarter of 2026, and the fiscal quarter ended September 30, 2025 is referred to as the third quarter of 2025.

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

2. Supplemental Financial Information

Accounts receivable consist of the following (in thousands):

	September 29, 2026	December 30, 2025
Delivery program receivables	$2,158	$1,412
Vendor rebate receivables	644	704
Franchise receivables	883	780
Other receivables	1,034	1,168
Accounts receivable	$4,719	$4,064

Prepaid expenses and other assets consist of the following (in thousands):

	September 29, 2026	December 30, 2025
Prepaid insurance	$1,172	$510
Prepaid occupancy related costs	746	814
Prepaid expenses	1,834	1,689
Other current assets	27	21
Prepaid expenses and other assets	$3,779	$3,034

Property and equipment, net, consists of the following (in thousands):

	September 29, 2026	December 30, 2025
Leasehold improvements	$197,189	$214,545
Furniture, fixtures and equipment	166,828	176,948
Construction in progress	2,088	2,095
	366,105	393,588
Accumulated depreciation and amortization	(273,814)	(286,229)
Property and equipment, net	$92,291	$107,359

Accrued payroll and benefits consist of the following (in thousands):

	September 29, 2026	December 30, 2025
Accrued payroll and related liabilities	$7,726	$4,400
Accrued bonus	4,918	1,088
Insurance liabilities	1,714	1,747
Accrued payroll and benefits	$14,358	$7,235

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 29, 2026	December 30, 2025
Gift card liability	$1,998	$2,236
Occupancy related	1,061	1,262
Utilities	1,485	1,498
Current portion of finance lease liability	1,695	1,877
Other restaurant expense accruals	1,279	1,144
Other corporate expense accruals	4,472	3,791
Accrued expenses and other current liabilities	$11,990	$11,808

3. Long-Term Debt

On July 27, 2022, the Company amended and restated its Credit Agreement by entering into the Amended and Restated Credit Agreement (as further amended, restated, extended, supplemented, modified and otherwise in effect from time to time, the “A&R Credit Agreement”), with each other Loan Party (as defined in the A&R Credit Agreement) party thereto, each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Lender (each as defined in the A&R Credit Agreement). The A&R Credit Agreement is secured by a pledge of stock of substantially all of the Company’s subsidiaries and a lien on substantially all of the personal property assets of the Company and its subsidiaries. Among other things, the A&R Credit Agreement: set the cost of borrowing at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio. The A&R Credit Agreement was subsequently amended on December 21, 2023 and on October 29, 2024, the Company entered into that certain Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). Among the modifications, the Second Amendment: (i) increased the maximum applicable rate ranges, (ii) conditioned the use of the general restricted payment basket on satisfaction of a Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) of less than or equal to 4.00 to 1.00 and a Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) of greater than or equal to 1.25 to 1.00, (iii) restricted entry into new lease agreements so long as the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement is greater than or equal to 4.50 to 1.00, (iv) increased the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement to be no greater than (1) 4.75 to 1.00 for the fiscal quarters ending September 29, 2026 and December 29, 2026 and (2) 4.50 to 1.00 for the fiscal quarter ended March 30, 2027 and thereafter and (v) amended the Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(b) of the A&R Credit Agreement to be no less than (1) 1.25 to 1.00 for the fiscal quarter ending June 30, 2026 and thereafter.

On November 12, 2026, the Company and the Loan Parties entered into an amendment to the A&R Credit Agreement (the “Third Amendment”) to (i) extend the maturity date from July 27, 2027 to November 30, 2027, (ii) reduce the aggregate amount of the facility to $120.0 million, (iii) provide that all outstanding letters of credit issued under the A&R Credit Agreement will not be renewed upon expiration and that, upon the earlier repayment of the revolving credit facility or January 29, 2027, the Company will deliver cash collateral to the Administrative Agent in an amount equal to 105% of the stated amount of the outstanding letters of credit until their expiration, and (iv) establish the cost of borrowing through January 29, 2027 at SOFR plus 3.25% with respect to SOFR Loans and the Base Rate plus 2.25% with respect to base rate loans as defined in the A&R Credit Agreement) and, on and after January 30, 2027, at SOFR plus 7.00% for all loans (with SOFR subject to a floor of 3.00%). In addition the Company paid an extension fee plus administrative fees and, if all obligations under the A&R Credit Agreement have not been paid in full by January 29, 2027, the Company will pay the Loan Parties a fee of $1,250,000.

As of September 29, 2026, the Company had $101.0 million of indebtedness (excluding $0.7 million of unamortized debt issuance costs) and $2.8 million of letters of credit outstanding under the A&R Credit Agreement. The Company maintains outstanding letters of credit to secure obligations under its workers’ compensation program and certain lease obligations. The Company was in compliance with all of its debt covenants as of September 29, 2026. The Company’s revolver, which had a balance of $101.0 million as of September 29, 2026, bore interest at rates between 6.68% and 9.50% during the first three quarters of 2026. The Company’s swingline, which did not have a balance as of September 29, 2026, bore interest between 8.75% and 9.5% in the first three quarters of 2026. As of September 29, 2026, the Company had cash on hand of $1.5 million.

The Company will require new financing and/or other sources of capital or a waiver or agreement with its current lenders to extend or refinance the facility on or before maturity. The Company continues to review its options with respect to such debt obligation in connection with its review of strategic alternatives; however, there is no assurance that the Company will obtain such financing, other sources of capital, an extension or refinancing on a timely basis. See Part II - Item 5 - “Risk Factors” for additional information.
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

Adjustments to the fair value of assets measured at fair value on a non-recurring basis as of September 29, 2026 and September 30, 2025 are discussed in Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

5. Income Taxes

The following table presents the Company’s provision for income taxes (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Provision for income taxes	$3	$5	$30	$49
Effective income tax rate	(0.1)%	(0.1)%	(0.3)%	(0.1)%

The effective tax rate for the third quarter and first three quarters of 2026 and 2025, reflects the impact of the previously recorded valuation allowance. For the remainder of fiscal 2026, the Company does not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. The Company will maintain the valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

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

6. Stock-Based Compensation

In May of 2023, the Company’s stockholders approved the 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan authorizes the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units and incentive bonuses to employees, officers, non-employee directors and other service providers, as applicable. As of September 29, 2026, approximately 0.3 million share-based awards were available to be granted under the 2023 Plan. In July of 2024, the Company’s Board of Directors adopted the 2024 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the potential grant of options, stock appreciation rights, restricted stock and restricted stock units, any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination thereof, for certain newly hired employees. As of September 29, 2026, 37,982 share-based awards were available to be granted under the Inducement Plan.

The following table shows total stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Stock-based compensation expense	$509	$1,133	$2,439	$2,651
Capitalized stock-based compensation expense	$—	$—	$—	$18

7. Restaurant Impairments, Closure Costs and Asset Disposals

The following table presents restaurant impairments, closure costs and asset disposals (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Restaurant impairments (1)	$1,219	$5,326	$8,727	$17,813
Closure costs (1)	1,101	(658)	742	(712)
Loss on disposal of assets and other	428	1,013	1,540	3,524
	$2,748	$5,681	$11,009	$20,625
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

The Company has identified a group of restaurants that the Company will seek to close on or before their next lease renewal dates, and are unlikely to recover the net book value of their assets. In the third quarter of 2026, the Company did not record any fixed asset impairment charges. In the third quarter of 2026, the Company wrote down lease related assets on seven restaurants. In the third quarter of 2025, the Company recorded fixed asset impairment charges on nine restaurants, and wrote down lease related assets on nine restaurants.

The Company recorded fixed asset impairment charges on 11 restaurants, and wrote down lease related assets on 23 restaurants in the first three quarters of 2026. The Company recorded fixed asset impairment charges on 24 restaurants, and wrote down lease related assets on 20 restaurants in the first three quarters of 2025. All periods include ongoing equipment costs for restaurants previously impaired.

The Company closed 12 restaurants during the third quarter of 2026 and had 34 restaurant closures in the first three quarters of 2026. The Company closed 15 restaurants in the third quarter of 2025 and had 24 restaurant closures in the first three quarters of 2025. Both periods included ongoing expenses from restaurant closures during the period and in prior years. Closure costs in the third quarter and first three quarters of 2026 were higher compared to the same periods in 2025 due to ongoing costs related to the increased number of closed restaurants. Additionally, closure costs in the third quarter and first three quarters of 2025 were offset by gains from lease asset remeasurements and the adjustments to liabilities as lease terminations occur resulting in net gains of $0.7 million in both the third quarter and first three quarters of 2025.

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

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Net loss attributable to common stockholders	$(2,146)	$(9,151)	$(9,514)	$(35,760)
Shares:
Basic weighted average shares outstanding	5,970,160	5,807,356	5,919,604	5,766,872
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	5,970,160	5,807,356	5,919,604	5,766,872
Loss per share
Basic and diluted loss per share	$(0.36)	$(1.58)	$(1.61)	$(6.20)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. Potential common shares are excluded from the computation of diluted loss per share when the effect would be anti-dilutive. Shares issuable on the vesting or exercise of share-based awards were excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive totaled 449,535 and 557,053 for the third quarters of 2026 and 2025, respectively, and totaled 394,406 and 528,279 for the first three quarters of 2026 and 2025, respectively.

9. Leases
Supplemental balance sheet information related to leases is as follows (in thousands):

Classification		September 29, 2026	December 30, 2025
Assets
Operating	Operating lease assets, net	$112,890	$126,319
Finance	Property and equipment	5,672	6,373
Total leased assets		$118,562	$132,692
Liabilities
Current lease liabilities
Operating	Current operating lease liabilities	$25,821	$26,257
Finance	Accrued expenses and other current liabilities	1,695	1,877
Long-term lease liabilities
Operating	Long-term operating lease liabilities	110,040	126,924
Finance	Other long-term liabilities	4,802	5,020
Total lease liabilities		$142,358	$160,078

Sublease income recognized in the Condensed Consolidated Statements of Operations was $0.4 million and $0.7 million for the third quarters of 2026 and 2025, and $1.4 million and $2.1 million for the first three quarters of 2026 and 2025, respectively.

Supplemental disclosures of cash flow information related to leases are as follows (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Cash paid for lease liabilities:
Operating leases	$9,389	$10,426	$28,518	$31,863
Finance leases	555	595	1,527	1,838
	$9,944	$11,021	$30,045	$33,701
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$6,154	$223	$10,987	$2,564
Finance leases	1,479	123	1,479	4,810
	$7,633	$346	$12,466	$7,374

10. Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following table presents the supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the three quarters ended September 29, 2026 and September 30, 2025 (in thousands):

	September 29, 2026	September 30, 2025
Interest paid (net of amounts capitalized)	$5,614	$6,512
Income taxes paid	15	7
Purchases of property and equipment accrued in accounts payable	1,434	1,045

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

As of September 29, 2026 and December 30, 2025, the current portion of the gift card liability amounting to $2.0 million and $2.2 million, respectively, was included in accrued expenses and other current liabilities, and the long-term portion amounting to $0.6 million and $0.8 million, respectively, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized in the Condensed Consolidated Statements of Operations for the redemption of gift cards was $0.4 million for both of the third quarters of 2026 and 2025, respectively, and $1.8 million for both of the first three quarters of 2026 and 2025.

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
Loyalty Program
The Company operates the Noodles Rewards program, which is primarily a spend-based loyalty program. With each purchase, Noodles Rewards members earn loyalty points that can be redeemed for rewards, including free products. Using an estimate of the value of reward redemptions, we defer revenue associated with points earned, net of estimated points that will not be redeemed based upon the Company’s historical redemption patterns. Points generally expire after six months. Revenue is recognized in a future period when the reward points are redeemed. As of September 29, 2026 and December 30, 2025, the deferred revenue related to the rewards program was $1.1 million, and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
12. Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 29, 2026. These matters could affect the operating results of any one financial reporting period when resolved in future periods. The Company believes that an unfavorable outcome with respect to these matters is remote or a potential range of loss is not material to its consolidated financial statements. Significant increases in the number of these claims, or one or more successful claims that result in greater liabilities than the Company currently anticipates, could materially and adversely affect its business, financial condition, results of operations or cash flows.

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

The following table presents selected financial information with respect to our single reportable segment regularly reviewed by our CODM (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Revenue:
Restaurant revenue	$118,509	$119,579	$364,750	$364,686
Franchising royalties and fees, and other	2,363	2,507	6,945	7,627
Total segment revenue	120,872	122,086	371,695	372,313

Less:
Cost of sales	29,347	30,709	91,259	95,862
Labor	34,908	37,499	108,056	116,174
Occupancy	9,773	11,076	30,292	33,963
Other restaurant operating costs	24,696	24,558	75,780	74,628
General and administrative	13,583	12,272	39,954	37,486
Depreciation and amortization	5,672	6,604	17,553	20,833
Pre-opening	—	6	—	226
Restaurant impairments, closure costs and asset disposals	2,748	5,681	11,009	20,625
Total segment expenses	120,727	128,405	373,903	399,797
Segment income (loss) from operations	$145	$(6,319)	$(2,208)	$(27,484)
Reconciliation:
Interest expense, net	2,288	2,827	7,276	8,227
Consolidated loss before income taxes	$(2,143)	$(9,146)	$(9,484)	$(35,711)

	September 29, 2026	December 30, 2025
Other segment disclosures (in thousands):
Total long-lived assets (1)	$205,181	$233,678
Total assets	$233,178	$261,671
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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties such as the number of restaurants we intend to open, projected capital expenditures and estimates of our effective tax rates. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. Examples of forward-looking statements include all matters that are not historical facts, such as statements regarding expectations with respect to projected capital expenditures and our financial results, condition, liquidity needs and available financing sources. Our actual results may differ materially from those anticipated in these forward-looking statements due to reasons including, but not limited to, uncertainties as to the availability, suitability, structure, terms, and timing of any strategic transaction resulting from the strategic review and whether any such transaction will be completed, the impact of any such strategic transaction on Noodles & Company, and whether the strategic benefits of any such strategic transaction can be achieved; current performance trends and our expectations for future performance; our ability to repay, refinance or obtain new financing on acceptable terms, if at all, and comply with our covenants under the A&R Credit Agreement on or before maturity, the impact on our operations, liquidity and financial condition of the need to obtain such refinancing on a timely basis; our ability to sustain our overall growth, including, our digital sales growth; our ability to effectively optimize our restaurant portfolio including closures; our ability to achieve and maintain increases in comparable restaurant sales and to successfully execute our business strategy, including operational strategies to improve the performance of our restaurant portfolio; the success of our brand strategy and marketing efforts, including our ability to successfully introduce new menu items, including limited time offerings and the success of our promotions; our pricing strategies; economic conditions, including inflation, an economic recession, an elevated interest rate environment, tariffs and trade restrictions and any impact of government shutdowns on overall economic conditions and consumer spending; price and availability of commodities and other supply chain challenges; our ability to adequately staff our restaurants; changes in labor costs; our ability to maintain compliance with requirements for continued listing on the Nasdaq Global Select Market; other conditions beyond our control such as domestic or global conflicts, wars, terrorist activity, weather, natural disasters, disease outbreaks, epidemics or pandemics impacting our customers or food supplies; and consumer reaction to industry related public health issues and health pandemics, including perceptions of food safety and those discussed in “Special Note Regarding Forward-Looking Statements” and “Risk Factors” as filed in our Annual Report on Form 10-K for our fiscal year ended December 30, 2025 and under Item 5. Risk Factors below.

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

Strategic Review. On September 3, 2025, we announced that our Board of Directors had initiated a review of strategic alternatives in order to explore ways to maximize stockholder value. The review includes a range of potential strategic alternatives, including a refinancing of existing indebtedness prior to maturity, refranchising or sale of all or part of the business, and/or other strategic or financial transactions. Such review remains in process. The Third Amendment to our A&R Credit Agreement entered into on November 12, 2026 extends the maturity date to November 30, 2027, but provides financial incentives for early repayment.

Revenue. In the third quarter, we saw significant increases in comparable restaurant sales which were offset by a decline in revenue related to permanent company-owned closures and a decline in franchise revenue from franchise restaurant closures over the last twelve months. System-wide comparable restaurant sales increased 9.5% in the third quarter of 2026 compared to the same period of 2025, comprised of a 10.7% increase at company-owned restaurants and a 4.9% increase at franchise-owned restaurants. Our comparable restaurant sales continue to be positively aided by menu innovation including the recent successful permanent menu additions and limited time offerings and the benefit of sales transferring from restaurants that we closed to our nearby restaurants.

Cost of Sales. Our third quarter 2026 cost of sales benefited from an increase in menu prices and reduced food waste related to new menu items, which offset the impact of inflation. We continue to monitor commodity inflation and, throughout periods of volatility, we will continue to work with our suppliers to identify ongoing supply chain efficiencies, including adding additional suppliers as necessary.

We have evaluated and will continue to evaluate the impact of import laws and tariffs, including the potential for any refunds, on our operations as some of our food items are imported from India, Mexico and other countries. As of September 29, 2026, there was no material impact on our business, financial condition, results of operations or cash flows. However, we expect tariffs may impact our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs, for the remainder of fiscal 2026. We will continue to utilize fixed price contracts for certain key items to mitigate risk.

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

Restaurant Development. We did not open any new company-owned restaurants in the first three quarters of 2026 and do not plan to open any company-owned restaurants in 2026. We had one new franchise-related opening in the third quarter of 2026. As of September 29, 2026, we had 306 company-owned restaurants and 77 franchise restaurants in 31 states.

Impairments and Certain Restaurant Closures. We impaired fixed assets related to 11 restaurants in the first three quarters of 2026 primarily related to closure decisions on underperforming restaurants. In the first three quarters of 2026, we wrote down lease-related assets for 23 restaurants. We permanently closed 34 company-owned restaurants in the first three quarters of 2026 and we anticipate closing an additional two restaurants in 2026. We continue to analyze our restaurant portfolio and expect to close certain restaurants that are either generating low or negative cash flows, approaching the expiration of their leases, in trade areas that are not as well positioned for current consumer trends and/or there is a potential for a significant amount of sales transfer to nearby restaurants given strong off premise sales.

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

Results of Operations

The following table presents a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
	(in thousands, unaudited)
Net loss	$(2,146)	$(9,151)	$(9,514)	$(35,760)
Depreciation and amortization	5,672	6,604	17,553	20,833
Interest expense, net	2,288	2,827	7,276	8,227
Provision for income taxes	3	5	30	49
EBITDA	$5,817	$285	$15,345	$(6,651)
Restaurant impairments(1)	1,219	5,326	8,727	17,813
Loss on disposal of assets	482	698	1,554	2,461
Lease exit (benefits) costs, net	(124)	(1,278)	(2,585)	(2,156)
Severance, executive transition costs and corporate transaction costs	823	334	1,669	800
Stock-based compensation expense	509	1,133	2,439	2,651
Adjusted EBITDA	$8,726	$6,498	$27,149	$14,918
_____________________
(1)Restaurant impairments in all periods presented above include amounts related to restaurants previously impaired. See Note 7, Restaurant Impairments, Closure Costs and Asset Disposals.

The following table presents a reconciliation of income (loss) from operations to restaurant contribution:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Income (loss) from operations	$145	$(6,319)	$(2,208)	$(27,484)
Less: Franchising royalties and fees, and other	2,363	2,507	6,945	7,627
Plus: General and administrative	13,583	12,272	39,954	37,486
Depreciation and amortization	5,672	6,604	17,553	20,833
Pre-opening	—	6	—	226
Restaurant impairments, closure costs and asset disposals	2,748	5,681	11,009	20,625
Restaurant contribution	$19,785	$15,737	$59,363	$44,059

Restaurant contribution margin	16.7%	13.2%	16.3%	12.1%

Restaurant Openings, Closures and Relocations

The following table shows restaurants opened or closed during the periods indicated:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Company-Owned Restaurant Activity
Beginning of period	318	364	340	371
Openings	—	—	—	2
Closures	(12)	(15)	(34)	(24)
Restaurants at end of period	306	349	306	349
Franchise Restaurant Activity
Beginning of period	78	89	83	92
Openings	1	—	1	—
Closures	(2)	(3)	(7)	(6)
Restaurants at end of period	77	86	77	86
Total restaurants	383	435	383	435

Statement of Operations as a Percentage of Revenue

The following table summarizes key components of our results of operations for the periods indicated as a percentage of our total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
	(unaudited)
Revenue:
Restaurant revenue	98.0%	97.9%	98.1%	98.0%
Franchising royalties and fees, and other	2.0%	2.1%	1.9%	2.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	24.8%	25.7%	25.0%	26.3%
Labor	29.5%	31.4%	29.6%	31.9%
Occupancy	8.2%	9.3%	8.3%	9.3%
Other restaurant operating costs	20.8%	20.5%	20.8%	20.5%
General and administrative	11.2%	10.1%	10.7%	10.1%
Depreciation and amortization	4.7%	5.4%	4.7%	5.6%
Pre-opening	—%	—%	—%	0.1%
Restaurant impairments, closure costs and asset disposals	2.3%	4.7%	3.0%	5.5%
Total costs and expenses	99.9%	105.2%	100.6%	107.4%
Income (loss) from operations	0.1%	(5.2)%	(0.6)%	(7.4)%
Interest expense, net	1.9%	2.3%	2.0%	2.2%
Loss before income taxes	(1.8)%	(7.5)%	(2.6)%	(9.6)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(1.8)%	(7.5)%	(2.6)%	(9.6)%

Third Quarter Ended September 29, 2026 Compared to Third Quarter Ended September 30, 2025

The table below presents our unaudited operating results for the third quarters of 2026 and 2025, and the related quarter-over-quarter changes.

	Fiscal Quarter Ended		Increase / (Decrease)
	September 29, 2026	September 30, 2025	$	%

	(in thousands, unaudited)
Revenue:
Restaurant revenue	$118,509	$119,579	$(1,070)	(0.9)%
Franchising royalties and fees, and other	2,363	2,507	(144)	(5.7)%
Total revenue	120,872	122,086	(1,214)	(1.0)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	29,347	30,709	(1,362)	(4.4)%
Labor	34,908	37,499	(2,591)	(6.9)%
Occupancy	9,773	11,076	(1,303)	(11.8)%
Other restaurant operating costs	24,696	24,558	138	0.6%
General and administrative	13,583	12,272	1,311	10.7%
Depreciation and amortization	5,672	6,604	(932)	(14.1)%
Pre-opening	—	6	(6)	(100.0)%
Restaurant impairments, closure costs and asset disposals	2,748	5,681	(2,933)	(51.6)%
Total costs and expenses	120,727	128,405	(7,678)	(6.0)%
Income (loss) from operations	145	(6,319)	6,464	102.3%
Interest expense, net	2,288	2,827	(539)	(19.1)%
Loss before taxes	(2,143)	(9,146)	7,003	76.6%
Provision for income taxes	3	5	(2)	(40.0)%
Net loss	$(2,146)	$(9,151)	$7,005	76.5%
Company-owned:
Average unit volume	$1,545	$1,341	$204	15.2%
Comparable restaurant sales	10.7%	4.0%

Revenue

Total revenue decreased by $1.2 million, or 1.0%, to $120.9 million in the third quarter of 2026 compared to $122.1 million in the third quarter of 2025. During the third quarter of 2026, significant increases in comparable restaurant sales were offset by a decline in revenue related to 45 permanent company-owned closures and a decline in franchise revenue from 10 franchise restaurant closures over the last twelve months. Average unit volumes increased 15.2% to $1.55 million in the third quarter of 2026 compared to $1.34 million in the third quarter of 2025 primarily due to increases in same store sales, the closure of underperforming restaurants and the transfer of a significant portion of the sales from closed restaurants to nearby locations. System-wide comparable restaurant sales increased 9.5% in the third quarter of 2026 compared to the same period of 2025, comprised of a 10.7% increase at company-owned restaurants and a 4.9% increase at franchise-owned restaurants.

Cost of Sales

Cost of sales decreased by $1.4 million, or 4.4%, in the third quarter of 2026 compared to the same period of 2025. As a percentage of restaurant revenue, cost of sales decreased to 24.8% in the third quarter of 2026 compared to 25.7% in the third quarter of 2025, primarily due to a 0.6% benefit from menu price, a 0.3% benefit from menu mix shifts and a 0.3% benefit from reduced food waste, partially offset by a 0.3% impact from inflation.

Labor Costs

Labor costs decreased by $2.6 million, or 6.9%, in the third quarter of 2026 compared to the same period of 2025. As a percentage of restaurant revenue, labor costs decreased to 29.5% in the third quarter of 2026 compared to 31.4% in the third quarter of 2025, primarily due to a 1.6% benefit from sales volume leverage and a 0.5% benefit from menu price, partially offset by a 0.4% impact from wage inflation.

Occupancy Costs

Occupancy costs decreased by $1.3 million or 11.8% in the third quarter of 2026 compared to the third quarter of 2025, primarily due to permanent restaurant closures. As a percentage of restaurant revenue, occupancy costs decreased to 8.2% in the third quarter of 2026 compared to 9.3% in the third quarter of 2025, primarily due to sales leverage.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $0.1 million, or 0.6%, in the third quarter of 2026 compared to the third quarter of 2025. As a percentage of restaurant revenue, other restaurant operating costs increased to 20.8% in the third quarter of 2026 compared to 20.5% in the third quarter of 2025, primarily due to a 0.7% impact from an increase in delivery fees from higher third-party delivery sales, partially offset by a 0.2% benefit from sales leverage and a 0.2% impact from lower repairs and maintenance spend.

General and Administrative Expense

General and administrative expense increased by $1.3 million, or 10.7%, in the third quarter of 2026 compared to the third quarter of 2025, primarily due to increases in incentive-based compensation as a result of improved Company performance, as well as an increase in corporate transaction costs. As a percentage of revenue, general and administrative expense increased to 11.2% in the third quarter of 2026 from 10.1% in the third quarter of 2025.

Depreciation and Amortization

Depreciation and amortization decreased by $0.9 million, or 14.1%, in the third quarter of 2026 compared to the third quarter of 2025, primarily due to restaurant closures since the third quarter of 2025.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals decreased $2.9 million to $2.7 million in the third quarter of 2026 compared to $5.7 million the third quarter of 2025. We did not record any fixed asset impairment charges in the third quarter of 2026. In the third quarter of 2026, we wrote down lease related assets on seven restaurants. In the third quarter of 2025, we recorded fixed asset impairment on nine restaurants and we wrote down lease related assets on nine restaurants.

Interest Expense, Net

Interest expense, net decreased $0.5 million in the third quarter of 2026 compared to the third quarter of 2025, primarily due to lower average interest rates and lower average debt balances in the third quarter of 2026 as compared to the third quarter of 2025. Lower average debt balances are due to paying down approximately $9.2 million in 2026.

Provision for Income Taxes

The effective tax rate for the third quarter of 2026 and for the third quarter of 2025 reflect the impact of the previously recorded valuation allowance. The primary components of the provision for income tax (for both quarters) are related to state tax and the change in our valuation allowance. For the remainder of fiscal 2026, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax.

Three Quarters Ended September 29, 2026 Compared to Three Quarters Ended September 30, 2025

The table below presents our unaudited operating results for the first three quarters of 2026 and 2025, and the related period-over-period changes.

	Three Fiscal Quarters Ended		Increase / (Decrease)
	September 29, 2026	September 30, 2025	$	%

	(in thousands, except percentages)
Revenue:
Restaurant revenue	$364,750	$364,686	$64	—%
Franchising royalties and fees, and other	6,945	7,627	(682)	(8.9)%
Total revenue	371,695	372,313	(618)	(0.2)%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	91,259	95,862	(4,603)	(4.8)%
Labor	108,056	116,174	(8,118)	(7.0)%
Occupancy	30,292	33,963	(3,671)	(10.8)%
Other restaurant operating costs	75,780	74,628	1,152	1.5%
General and administrative	39,954	37,486	2,468	6.6%
Depreciation and amortization	17,553	20,833	(3,280)	(15.7)%
Pre-opening	—	226	(226)	(100.0)%
Restaurant impairments, closure costs and asset disposals	11,009	20,625	(9,616)	(46.6)%
Total costs and expenses	373,903	399,797	(25,894)	(6.5)%
Loss from operations	(2,208)	(27,484)	25,276	92.0%
Interest expense, net	7,276	8,227	(951)	(11.6)%
Loss before taxes	(9,484)	(35,711)	26,227	73.4%
Provision for income taxes	30	49	(19)	(38.8)%
Net loss	$(9,514)	$(35,760)	$26,246	73.4%
Company-owned:
Average unit volumes	$1,534	$1,336	$198	14.8%
Comparable restaurant sales	10.5%	3.3%

Revenue

Total revenue decreased by $0.6 million, or 0.2%, in the first three quarters of 2026 to $371.7 million compared to $372.3 million in the same period of 2025. Increases in company comparable restaurant sales were offset by a decline in revenue related to 45 permanent company-owned closures and a decline in franchise revenue from 10 franchise restaurant closures over the last twelve months. Average unit volumes increased 14.8% to $1.53 million in the first three quarters of 2026 compared to $1.34 million in the first three quarters of 2025 primarily due to increases in same store sales, the closure of underperforming restaurants and the transfer of a significant portion of the sales from closed restaurants to nearby locations. Comparable restaurant sales increased 9.7% system-wide in the first three quarters of 2026 compared to the first three quarters of 2025, comprised of a 10.5% increase at company-owned restaurants and a 6.1% increase at franchise-owned restaurants.

Cost of Sales

Cost of sales decreased by $4.6 million, or 4.8%, in the first three quarters of 2026 compared to the same period of 2025. As a percentage of restaurant revenue, cost of sales decreased to 25.0% in the first three quarters of 2026 compared to 26.3% in the first three quarters of 2025, primarily due to a 0.6% benefit from lower food waste and a 0.6% benefit from menu price.

Labor Costs

Labor costs decreased by $8.1 million, or 7.0%, in the first three quarters of 2026 compared to the same period of 2025. As a percentage of restaurant revenue, labor costs decreased to 29.6% in the first three quarters of 2026 compared to 31.9% in the first three quarters of 2025, primarily due to a 1.6% benefit from sales leverage, a 0.7% benefit from menu price and a 0.4% benefit from labor efficiencies, partially offset by 0.5% of wage inflation.

Occupancy Costs

Occupancy costs decreased by $3.7 million, or 10.8%, in the first three quarters of 2026 compared to the first three quarters of 2025, primarily due to permanent restaurant closures. As a percentage of restaurant revenue, occupancy costs decreased to 8.3% in the first three quarters of 2026 compared to 9.3% in the first three quarters of 2025, primarily due to sales leverage.

Other Restaurant Operating Costs

Other restaurant operating costs increased by $1.2 million, or 1.5%, in the first three quarters of 2026 compared to the first three quarters of 2025. As a percentage of restaurant revenue, other restaurant operating costs increased to 20.8% in the first three quarters of 2026 compared to 20.5% in the first three quarters of 2025, primarily due to 0.6% impact from higher delivery fees driven by higher delivery sales, partially offset by 0.3% of sales leverage.

General and Administrative Expense

General and administrative expense increased by $2.5 million, or 6.6%, in the first three quarters of 2026 compared to the first three quarters of 2025, primarily due to higher incentive-based compensation as a result of improved Company performance, as well as an increase in corporate transaction costs, partially offset by lower wages and professional fees. As a percentage of revenue, general and administrative expense increased to 10.7% in the first three quarters of 2026 from 10.1% in the first three quarters of 2025.

Depreciation and Amortization

Depreciation and amortization decreased by $3.3 million, or 15.7%, in the first three quarters of 2026 compared to the first three quarters of 2025, primarily due to restaurant closures.

Restaurant Impairments, Closure Costs and Asset Disposals

Restaurant impairments, closure costs and asset disposals decreased $9.6 million to $11.0 million in the first three quarters of 2026 compared to the first three quarters of 2025. We recorded fixed asset impairment on 11 restaurants and wrote down lease related assets on 23 restaurants in the first three quarters of 2026. We recorded fixed asset impairment on 24 restaurants and wrote down lease related assets on 20 restaurants in the first three quarters of 2025.

Interest Expense1

Interest expense decreased by $1.0 million in the first three quarters of 2026 compared to the same period of 2025. The decrease was primarily due to lower average interest rates and lower average debt balances in the first three quarters of 2026 compared to the first three quarters of 2025. Lower average debt balances are due to paying down approximately $9.2 million in 2026.

Provision for Income Taxes

The effective tax rate for the first three quarters of 2026 and for the first three quarters of 2025 reflect the impact of the previously recorded valuation allowance. The primary components of the provision for income tax (for all quarters) are related to state tax and the change in our valuation allowance. For the remainder of fiscal 2026, we do not anticipate material income tax expense or benefit as a result of the valuation allowance recorded. We will maintain a valuation allowance against deferred tax assets until there is sufficient evidence to support a full or partial reversal. The reversal of a previously recorded valuation allowance will generally result in a benefit from income tax. We estimate the annual effective tax rate for 2026 to be between (1.0%) and (0%).

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

On November 12, 2026, the Company and the Loan Parties entered into the Third Amendment to the A&R Credit Agreement to extend the maturity date from July 27, 2027 to November 30, 2027, reduce the aggregate amount of the facility to $120.0 million, phase out the availability of letters of credit and increase the cost of borrowing including if amounts remain outstanding after January 29, 2027.

The Company will require new financing and/or other sources of capital to repay or a waiver or agreement with its current lenders to extend or refinance the facility on or before maturity as discussed further below under “Liquidity” and Part II - Item 5. Risk Factors.

Cash flows from operating, investing and financing activities are shown in the following table (in thousands):

	Three Fiscal Quarters Ended
	September 29, 2026	September 30, 2025
Net cash provided by operating activities	$17,185	$8,357
Net cash used in investing activities	(6,348)	(10,055)
Net cash (used in) provided by financing activities	(10,570)	5,243
Net increase in cash and cash equivalents	$267	$3,545

Operating Activities

Net cash provided by operating activities was $17.2 million in the first three quarters of 2026 compared to net cash provided by operating activities of $8.4 million in the first three quarters of 2025. The increase in operating cash flow resulted primarily from a decrease in net loss as adjusted for non cash items including depreciation and impairments, as well as changes in working capital related to the timing of accounts payable, payroll and accrued liabilities.

Investing Activities

Net cash used in investing activities decreased $3.7 million to $6.3 million in the first three quarters of 2026 from $10.1 million in the first three quarters of 2025. This decrease was primarily due to the absence of capital expenditures for new restaurant development in 2026 and lower spending on certain technology projects.

Financing Activities

Net cash used in financing activities was $10.6 million in the first three quarters of 2026, compared to net cash provided by financing of $5.2 million in the first three quarters of 2025. The change from the first three quarters of 2025 was primarily due to payments on our revolving credit facility in 2026 versus borrowings on our revolving credit facility during 2025.

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

Our long-term obligations consist primarily of certain lease and other contractual commitments related to our operations and payment of our outstanding debt obligations, including our debt under our A&R Credit Agreement, which will need to be refinanced and/or replaced by other sources of capital or extended on or before maturity. We are obligated under non-cancelable leases for our restaurants, administrative offices and equipment. In addition, when we have a target for new store development this will require capital for such year, which is expected to be funded by currently available cash and cash equivalents, cash flows from operations and our revolving credit facility. Our capital expenditure requirements are primarily dependent upon the pace of our real estate development program and any resulting new restaurant openings, costs for maintenance and remodeling of our existing restaurants as well as information technology expenses and other general corporate capital expenditures. We currently do not plan to open any company-owned restaurants in 2026.

We estimate capital expenditures will be approximately $8.5 million to $9.5 million for fiscal year 2026, including $2.0 million to $3.0 million for the remainder of the year, primarily for the reinvestment in existing restaurants and investments in technology. We expect such capital expenditures to be funded by currently available cash and cash equivalents, cash flows from operations and if necessary, undrawn capacity under our revolving credit line.

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

Liquidity. As of September 29, 2026 and December 30, 2025, we had a cash balance of $1.5 million. The amount available for future borrowings under our A&R Credit Agreement (defined below) was $21.2 million as of September 29, 2026. We believe that our current cash and cash equivalents, the expected cash flows from company-owned restaurant operations, the expected franchise fees and royalties and available borrowings under the revolving credit facility under our A&R Credit Agreement will be sufficient to fund our cash requirements for working capital needs and capital improvements and maintenance of existing restaurants for twelve months from the date of this report.

On November 12, 2026, we entered into the Third Amendment to the A&R Credit Agreement to extend the maturity date to November 30, 2027, and increase the cost of borrowing including if amounts remain outstanding after January 29, 2027, among other changes described under “Credit Facility” below. We will require new financing and/or other sources of capital or a waiver or agreement with our current lenders to extend or refinance the facility on or before maturity. We were in compliance with our covenants under the A&R Credit Agreement as of September 29, 2026, and expect to continue to be in compliance for twelve months from the date of this report. These covenants, unless waived, include having an unqualified report from our auditors with respect to our audited annual financial statements, which will next be required by the March 29, 2027 deadline for reporting our fiscal year 2026 results.

The Company continues to review its options with respect to such debt obligation in connection with its review of strategic alternatives. In addition, since early 2025, we have experienced sustained quarter-over-quarter improvement in sales, margins and debt repayment, and significantly exceeded industry comparisons in sales in traffic trends. We believe that these improved trends in business performance, particularly if such trends continue, will enhance our ability to address our debt maturity; however, there is no assurance that the Company will obtain such financing, and/or other sources of capital or an extension refinancing or waiver on a timely basis. See - Item 5. Risk Factors.

Credit Facility

On July 27, 2022, we amended and restated our Credit Agreement by entering into the A&R Credit Agreement with each other Loan Party thereto, each lender from time to time party thereto, and U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Lender. The A&R Credit Agreement is secured by a pledge of stock of substantially all of the Company’s subsidiaries and a lien on substantially all of the personal property assets of the Company and its subsidiaries.

Among other things, the A&R Credit Agreement: set the cost of borrowing at SOFR plus a margin of 1.50% to 2.50% per annum, based upon the consolidated total lease-adjusted leverage ratio. The A&R Credit Agreement was subsequently amended on December 21, 2023 and on October 29, 2024, the Company entered into the Second Amendment. Among the modifications, the Second Amendment: (i) increased the maximum applicable rate ranges (A) with respect to SOFR loans, from 1.75% - 3.00% to 1.75% - 3.75% per annum and (B) with respect to base rate loans, from 0.75% - 2.00% to 0.75% - 2.75% per annum, in each case as determined by the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement), (ii) conditioned the use of the general restricted payment basket on satisfaction of a Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) of less than or equal to 4.00 to 1.00 and a Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) of greater than or equal to 1.25 to 1.00, (iii) restricted entry into new lease agreements so long as the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R Credit Agreement is greater than or equal to 4.50 to 1.00, (iv) increased the Consolidated Total Lease Adjusted Leverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(a) of the A&R

Credit Agreement to be no greater than (1) 4.75 to 1.00 for the fiscal quarters ending September 29, 2026 and December 29, 2026 and (2) 4.50 to 1.00 for the fiscal quarter ended March 30, 2027 and thereafter and (v) amended the Consolidated Fixed Charge Coverage Ratio (as defined in the A&R Credit Agreement) in Section 7.11(b) of the A&R Credit Agreement to be no less than (1) 1.25 to 1.00 for the fiscal quarter ending June 30, 2026 and thereafter.

On November 12, 2026, we entered into the Third Amendment to (i) extend the maturity date from July 27, 2027 to November 30, 2027, (ii) reduce the aggregate amount of the facility to $120.0 million, (iii) provide that all outstanding letters of credit issued under the A&R Credit Agreement will not be renewed upon expiration and that, upon the earlier of repayment of the revolving credit facility or January 29, 2027, we will deliver cash collateral to the Administrative Agent in an amount equal to 105% of the stated amount of the outstanding letters of credit until their expiration, and (iv) establish the cost of borrowing through January 29, 2027 at SOFR plus 3.25% with respect to SOFR loans and the Base Rate plus 2.25% with respect to base rate loans and, on and after January 30, 2027, at SOFR plus 7.00% for all loans (with SOFR subject to a floor of 3.00%). In addition, we paid an extension fee plus administrative fees and, if all obligations under the A&R Credit Agreement have not been paid in full by January 29, 2027, we will pay the Loan Parties a fee of $1,250,000.

As of September 29, 2026, we had $101.0 million of indebtedness under the credit facility (excluding $0.7 million of unamortized debt issuance costs) and $2.8 million of letters of credit outstanding under our A&R Credit Agreement.
Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of September 29, 2026.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on outstanding debt. Our exposure to interest rate fluctuations is limited to our outstanding bank debt, which bears interest at variable rates. As of September 29, 2026, we had $101.0 million of outstanding borrowings under our A&R Credit Agreement, with an average interest rate during the first three quarters of 2026 of 7.9%, compared to 8.6% during the first three quarters of 2025. An increase or decrease of 1.0% in the effective interest rate applied on these loans would have resulted in a pre-tax interest expense fluctuation of approximately $1.0 million on an annualized basis.

Commodity Price Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions, trade tariffs and other factors that are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. We use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we may be able to address material commodity cost increases by adjusting our menu pricing, but multiple price increases over a short period of time may negatively affect customer behavior, as we observed in 2023. We have evaluated and will continue to evaluate the impact of import laws and tariffs (including any refunds) on our operations as some of our food items are imported from India, Mexico and other countries. As of September 29, 2026, there was no material impact on our business, financial condition, results of operations or cash flows. However, tariffs continue to change and we expect tariffs may continue to impact our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs, into 2026. We will continue to utilize fixed price contracts for certain key items to mitigate risk. However, increases in commodity prices, without adjustments to our menu prices, have and could continue to increase restaurant operating costs as a percentage of restaurant revenue.

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

Item 4. Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2026, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2026 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 30, 2025. There have been no material changes to our Risk Factors as previously reported in our Annual Report on Form 10-K for our fiscal year ended December 30, 2025 other than as follows.

We require new financing and/or other sources of capital or an agreement with our current lenders to further extend or refinance our A&R Credit Agreement on a timely basis and there is no certainty regarding our ability to do so.

As of September 29, 2026, we had $101.0 million of indebtedness under the credit facility (excluding $0.7 million of unamortized debt issuance costs) and $2.8 million of letters of credit outstanding under our A&R Credit Agreement, which was recently extended to November 30, 2027. We are reliant on the A&R Credit Agreement, together with our current cash and cash equivalents, expected cash flows from company-owned restaurant operations and expected franchise fees and royalties, to provide us with sufficient liquidity.

We will require new financing and/or other sources of capital or a waiver or agreement with our current lenders to extend or refinance the facility on or before maturity. The Third Amendment to our A&R Credit Agreement entered into on November 12, 2026 extends the maturity date to November 30, 2027, but provides financial incentives for early repayment.

In addition, the A&R Credit Agreement includes various financial and other covenants, including a requirement to have an unqualified report from our auditors with respect to our audited annual financial statements, which will next be required by the March 29, 2027 deadline for reporting our fiscal year 2026 results. If we have not yet secured new financing and/or capital or an agreement with our current lenders to further extend, refinance or provide a waiver under the A&R Credit Agreement at that time, this uncertainty may lead to non-compliance with such covenant. Any non-compliance with this or other covenants that is not waived could preclude further borrowing and give the lenders the option to accelerate the maturity date by declaring the full amount outstanding under the A&R Credit Agreement immediately due and payable.

We continue to review our options with respect to such debt obligation in connection with our review of strategic alternatives. However, at this time, there is no assurance that we will obtain such financing and/or other sources of capital or an extension, refinancing or waiver on or before the maturity date or the March 2027 deadline for issuing our fiscal year 2026 audited financial statements.

If we are not successful in addressing the debt maturity and/or maintaining compliance with or obtaining a waiver with respect to the A&R Credit Agreement covenants, we may need to consider further strategic alternatives, including reducing or delaying our business activities and strategic initiatives or selling assets, among others, which could have a material adverse effect on our operations and financial condition. In addition, the risk that we may not timely obtain sufficient financing may have a negative effect on our business, including our share price, vendor relationships and customer confidence.

If we are able to refinance our indebtedness, the terms of any such new financing may also adversely impact the value of your investment. For example, if we are able to access additional liquidity, agreements governing any borrowing arrangement could contain covenants restricting our operations. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve higher interest rates, especially given the current inflationary environment, and restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets.

There can be no assurance that our review of strategic alternatives or any initiatives or transactions that we pursue will be completed on a timely basis or at all or result in opportunities or additional stockholder value or that the process or any actions that we take will not have an adverse impact on our business.

On September 3, 2025, we announced that our Board of Directors had initiated a review of strategic alternatives in order to explore ways to maximize stockholder value. The scope of the review was set to include a range of potential strategic alternatives, including a refinancing of existing indebtedness or sale of all or part of the business, and/or other strategic or financial transactions. Although such review remains in process and we expect to continue to explore all available alternatives, we are currently primarily focused on refinancing of our existing indebtedness prior to its upcoming maturity .

The process of reviewing strategic alternatives has been and may continue to be time consuming and may be disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We may incur substantial expenses associated with a potential strategic alternative. This process could also increase our exposure to potential litigation. There can be no assurance that any suitable transaction will be identified or that any transaction that we may pursue will provide greater value to our stockholders than that reflected in the current price of our common stock or otherwise be successfully implemented. As a result, our common stock involves an unusually high degree of risk in light of the potential for substantial and ongoing changes to our business, capital structure and sources of liquidity.

Until the review process is concluded, perceived uncertainties related to our future may result in volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 12, 2026, the Company and the Loan Parties entered into the Third Amendment to the A&R Credit Agreement described under Part II, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Credit Facility.” A copy of the Third Amendment is filed herewith as Exhibit 10.1.

Director and Executive Officer Trading

During the quarter ended September 29, 2026, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1
Third Amendment to Amended and Restated Credit Agreement, dated as of November 12, 2026, by and among Noodles & Company, each of the Guarantors signatory thereto, U.S. Bank National Association, as Administrative Agent, L/C Issuer and Swing Line Issuer and the lenders signatory thereto

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

NOODLES & COMPANY
By:	/s/ MIKE HYNES
Mike Hynes Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)
Date	November 13, 2026